Form 10-Q
period 1994-03-31
WINDMERE CORP
filed 1994-05-13
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended   MARCH 31, 1994

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from           to



                 Commission File Number       1-10177


                        WINDMERE CORPORATION
        (Exact name of registrant as specified in its charter)


          FLORIDA                          59-1028301
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)              Number)



  5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                  33014
    (Address of principal executive offices)                  (Zip Code)

                               (305) 362-2611
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement
for the past 90 days.  Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
       Class                                  on May 5, 1994

Common Stock, $.10 Par Value                  15,824,464


                   WINDMERE CORPORATION AND SUBSIDIARIES

                                   INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Statements of Earnings for
                First Quarters Ended March 31, 1994 and
                1993

               Consolidated Balance Sheets as of
                March 31, 1994, December 31, 1993
                and March 31, 1993

               Consolidated Statements of Cash Flows
                for Three Months Ended March 31, 1994
                and 1993

               Notes to Consolidated Financial State-
                ments

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES




















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                        First Quarter Ended
                               March 31, 1994         March 31, 1993

Sales                        $31,191,600 100.0%     $35,226,800  100.0%
Cost of Goods Sold            22,110,400  70.9       26,210,100   74.4
  Gross Profit                 9,081,200  29.1        9,016,700   25.6
Selling, General and
 Administrative Expenses       9,072,400  29.1        8,867,100   25.2
  Operating Profit                 8,800    .0          149,600     .4
Other (Income) Expense
 Interest Expense                136,000    .4          216,500     .6
 Interest and Other Income      (516,200) (1.6)        (541,100 ) (1.5)

                                (380,200) (1.2)        (324,600 )  (.9)

Earnings Before Equity in Net
 Earnings (Loss) of Joint Ventures,
 Income Taxes, Minority Interest and
 Cumulative Effect of Accounting
 Change                          389,000   1.2          474,200    1.3
Equity in Net Earnings (Loss)
 of Joint Ventures                93,300    .3          (20,800 )  (.0)
Earnings Before Income Taxes,
 Minority Interest and Cumulative
 Effect of Accounting Change     482,300   1.5          453,400    1.3

Income Taxes
 Current                          29,000    .1          108,200     .3
 Deferred                          7,100    .0           86,000     .3
                                  36,100    .1          194,200     .6
Earnings Before Minority
 Interest and Cumulative
 Effect of Accounting Change     446,200   1.4          259,200     .7

Minority Interest                  1,200    .0          104,600     .3
Cumulative Effect of
  Accounting Change (Note 6)           0    .0        1,731,100    4.9

Net Earnings                    $447,400   1.4%      $2,094,900    5.9%

Earnings Per Common Share
 and Common Equivalent Share
 Net Earnings Before Cumulative
  Effect of Accounting Change       $.03                   $.02
 Cumulative Effect of Accounting
  Change                               -                    .11

                                    $.03                   $.13
Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding           16,554,100             16,051,200

The accompanying notes are an integral part of these statements.


                    WINDMERE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

ASSETS                              3/31/94       12/31/93     3/31/93

CURRENT ASSETS

Cash & Cash Equivalents         $25,978,000   $24,794,700   $15,299,700
Accounts and Notes Receivable,
 less allowances of $1,307,100 at
 3/31/94; $1,424,600 at 12/31/93;
 and $1,854,500 at 3/31/93       27,338,600    31,268,600    31,758,900
Receivables from Affiliates       9,119,100     9,166,600    10,596,700
Inventories
 Raw Materials                   16,088,900    14,981,700    14,477,300
 Work-in-process                 14,398,100    14,153,000    16,350,100
 Finished Goods                  35,046,900    38,022,800    35,052,400
  Total Inventories              65,533,900    67,157,500    65,879,800

Prepaid Expenses (Note 5)         7,801,200     6,990,900     4,451,100
Future Income Tax Benefits        3,060,500     2,982,800     3,617,800
  Total Current Assets          138,831,300   142,361,100   131,604,000

CASH - RESTRICTED                         0             0     2,000,000

INVESTMENTS (Note 2)                      0             0       288,500

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $32,690,000
 at 3/31/94; $31,406,300 at
 12/31/93; and $29,134,300 at
 3/31/93                         25,211,800    25,022,200    25,272,700

OTHER ASSETS                     12,512,800    13,096,000    14,040,700

                                ___________   ___________   ___________
TOTAL ASSETS                   $176,555,900  $180,479,300  $173,205,900






                    WINDMERE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)

LIABILITIES                         3/31/94     12/31/93       3/31/93

CURRENT LIABILITIES
Notes and Acceptances Payable    $3,049,700    $2,995,800    $5,930,000
Current Maturities of Long-Term
 Debt                               814,800       814,800             0
Accounts Payable                  5,544,400     9,287,300    10,876,500
Accrued Expenses                  9,151,400     9,660,000     7,330,000
Income Taxes                      1,149,000     1,044,600     1,032,200
Deferred Income, current portion    598,100       598,100       598,100
  Total Current Liabilities      20,307,400    24,400,600    25,766,800

LONG-TERM DEBT                    4,299,300     4,503,200     7,522,400

DEFERRED INCOME TAXES                     0             0       675,700

DEFERRED INCOME, less current
 portion                          1,713,600     1,863,100     2,311,700

MINORITY INTEREST                 3,123,900     3,125,200     1,818,000

STOCKHOLDERS' EQUITY
Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued              0             0             0
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 15,805,332 at 3/31/94;
 15,780,447 at 12/31/93; and
 15,372,491 at 3/31/93            1,580,500     1,578,100     1,537,200
Paid-in Capital                  24,736,100    24,633,300    22,625,600
Retained Earnings               121,533,900   121,086,500   111,712,200
Unrealized Foreign Currency
 Translation Adjustment            (738,800 )    (710,700)    (763,700)

 Total Stockholders' Equity     147,111,700   146,587,200  135,111,300

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY          $176,555,900  $180,479,300 $173,205,900



The accompanying notes are an integral part of these statements.







                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                 Three Months Ended
                                                3/31/94      3/31/93

Cash flows from operating activities
 Net earnings                                $   447,400  $2,094,900
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                   1,283,700   1,235,700
  Amortization of intangible assets               70,400     138,400
  Amortization of deferred income               (149,500)   (149,600)
  Net change in allowance for losses
   on accounts receivable                       (117,500)    218,900
  Equity in (earnings) losses of affiliates      (93,300)     20,800
  Increase (decrease) in minority interest        (1,300)    186,400
  Decrease in accounts and notes receivable    4,047,500   3,914,600
  Decrease in inventories                      1,623,600   2,661,300
  Increase in prepaid expenses                  (810,300) (1,788,400)
  Decrease in accounts payable
    and accrued expenses                      (4,251,500) (2,081,300)
  Increase in notes and acceptances
    payable                                       53,900     118,200
  Increase (decrease) in current and
    deferred income taxes                         26,700  (1,967,400)
  Decrease in other assets                       512,800      39,500
  Decrease (increase) in other accounts          (28,100)     13,300

     Net cash provided by
       operating activities                    2,614,500   4,655,300


Cash flows from investing activities
  Proceeds from fixed asset sales                  1,400           0
  Decrease in restricted cash                          0   4,212,000
  Additions to property, plant and
    equipment                                 (1,474,700) (1,962,500)
  Decrease in receivables from
    affiliates                                   140,800   1,019,800

      Net cash provided by (used in)
       investing activities                  $(1,332,500) $3,269,300









                    WINDMERE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)

                                                 Three Months Ended
                                                3/31/94      3/31/93

Cash flows from financing activities
  Payments of long-term debt                 $  (203,900) $      (100)
  Exercise of stock options
   and warrants                                  105,200       80,700

    Net cash provided by (used in)
        financing activities                     (98,700)      80,600

      Increase in cash and
        cash equivalents                       1,183,300    8,005,200

Cash and cash equivalents at
  beginning of year                           24,794,700    7,294,500

Cash and cash equivalents at end
  of quarter                                 $25,978,000  $15,299,700


              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:

           Interest                          $    92,600  $   199,800
           Income taxes                      $   171,100  $   893,500



     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

None.












The accompanying notes are an integral part of these statements.





                    WINDMERE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1994 and 1993, and the results of operations and changes in financial position for the interim period. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2.   Investments include:

                                    3/31/94   12/31/93    3/31/93
          Joint Ventures - at
           cost plus equity in
           undistributed earnings  $       0 $       0   $288,500

          The Company's joint venture investment at March 31, 1994 has a negative value of $.3 million, which deficit has been classified as a reduction in Receivables from Affiliates.

          The following table provides financial data for the Company's joint venture investment accounted for on the equity method:

                                     Three                      Three
                                 Months Ended  Year Ended      Months Ended
                                   3/31/94      12/31/93        3/31/93

Sales                          $ 10,640,600  $ 24,507,400   $ 12,758,200
Gross profit                   $    971,200  $  2,431,300   $  1,339,400
Net Earnings (Loss)            $    188,300  $   (246,800)  $    175,200

          Note: Profits earned by the Company's manufacturing subsidiary on sales to the joint venture are included in the consolidated earnings results and are not part of the above table.

Note 3. Investigations: In October 1990, Lasko Metal Products, Inc. ("Lasko") of West Chester, Pennsylvania, filed a petition with the U.S. Department of Commerce ("Commerce") and the U.S. International Trade Commission alleging that oscillating fans and ceiling fans from the People's Republic of China, ("PRC") are being sold at less than fair value and are causing material injury to an industry in the United States. The Company manufactures oscillating fans in the PRC which are distributed in the United States. The Company also has a 50% interest in a joint venture which imports such fans into the United States.

          In October 1991, Commerce announced its final less-than-fair value sales determination, finding a de minimis dumping margin on oscillating fans manufactured and imported by the Company. Based on this result, Commerce published an antidumping duty order in December 1991, excluding all oscillating fans manufactured by the Company from the duties imposed.

          In January 1992, the final determination and antidumping duty order was appealed to the U.S. Court of International Trade ("Court") by Lasko. The complaint alleges that Commerce erred in computing a de minimis dumping margin for the Company which resulted in the Company's exclusion from the affirmative final antidumping duty determination. In December 1992, the Court affirmed Commerce's determination with respect to all of the challenges raised by Lasko. Lasko has appealed the Court's decision to the Court of Appeals for the Federal Circuit (CAFC). The antidumping duty order was later revoked as a result of a successful appeal by another respondent. If Lasko were to prevail before the CAFC, it is likely that the antidumping duty order would be reinstated and would be expanded to include electric oscillating fans manufactured by both Durable and other Chinese-based factories from whom the Company purchases. The Company believes that the claims asserted by Lasko in this litigation are without merit and it intends to defend the action fully and vigorously.

Note 4: On May 28, 1993, President Clinton issued an Executive Order waiving the Trade Act of 1974's freedom of emigration requirement (the so-called Jackson-Vanik amendment) with respect to the People's Republic, thereby extending the People's Republic's most-favored-nation (MFN) trading status for an additional year, beginning July 3, 1993. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conducted under the auspices of the General Agreement on Tariffs and Trade
          (GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 per cent ad valorem, as set forth in Column 2 of the HTSUS. If MFN status for goods produced in the People's Republic is removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

          In renewing the People's Republic's MFN status until July 2, 1994, the President announced that the next renewal of China's MFN status for the 12-month period beginning July 3, 1994 will be subject to certain conditions. The Executive Order directs the Secretary of State to certify that the People's Republic is complying with a 1992 agreement that prison labor will not be used to produce goods for export to the United States, is not erecting barriers to free emigration of its citizens and that it is meeting other human rights goals. A decision concerning the extension of MFN status for the 12-month period beginning July 3, 1994 must be made by the President before June 3, 1994.

Note 5. Prepaid Expenses: The Hong Kong Inland Revenue Department is auditing the tax returns of most of the Company's consolidated Hong Kong subsidiaries through 1991, and has proposed increases in income taxes aggregating approximately $4,300,000, which proposed amount, or any of it which is ultimately determined to be due, may be significantly reduced by U.S. foreign tax credits. Inland Revenue has required that cash deposits of approximately $3,300,000 be made pending the resolution of the issues, which amounts are included in prepaid expenses. The Company has been advised it has defensible positions in connection with the issues under discussion and intends to vigorously contest the proposed tax increases. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

Note 6. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on January 1, 1993, which changed the Company's method of accounting for income taxes to an asset and liability approach. The cumulative effect of this change in the method of accounting for income taxes, after minority interest in the portion relating to Durable, was a benefit of $1,731,100 or $.11 per share.

Note 7. Subsequent Event: In April 1994, the Company's 80%-owned manufacturing subsidiary, Durable Electrical Metal Factory, Ltd. ("Durable"), completed the sale of 60,000 square feet of office space in Hong Kong, for $9,500,000. Following this sale, Durable continues to own approximately 50,000 square feet of space in Hong Kong, of which 30,000 square feet will be used for its administrative headquarters. A non-recurring profit after minority interest of $6,200,000 will be reflected in the Company's second quarter results. Durable's manufacturing facilities in the People's Republic of China are unaffected by the sale.

Note 8. Subsequent Event: The Company has reached an agreement-in-principle with the minority shareholder of Durable to acquire the 20% interest in Durable that it does not already own. The purchase price, determined on April 1, 1994, will consist of the delivery of one million shares of the Company's common stock and a cash payment of $10,000. The transaction is expected to close in the Company's second quarter. Based on 1993 pro-forma financial statements, the transaction is not dilutive.

Note 9. Subsequent Event: The Board of Directors of the Company has declared a regular quarterly cash dividend of $.05 per share on its common stock. The dividend is first payable June 15, 1994, to shareholders of record at the close of business on June 1, 1994.

          The payment of dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

Note 10. On April 26, 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses and counterclaims to these claims by Izumi. The Company intends to defend this action fully and vigorously.





















ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1994 Compared to
  Three Months Ended March 31, 1993

Net sales were $31.2 million during the first quarter, an 11.4% decrease from the $35.2 million recorded for the same period last year. Manufacturing sales were $3.8 million lower due to reduced shipments of electric fragrance units and fan products. Wal-Mart Stores, Inc. accounted for 17.8% of the Company's total sales during this year's first quarter.

                                    COMPARATIVE SALES RESULTS
                                        Three Months Ended

                              March 31, 1994           March 31, 1993

DISTRIBUTION             $ 27,657,300    88.7%   $ 27,885,600   79.2%
MANUFACTURING               3,534,300    11.3       7,341,200   20.8
  Total Sales            $ 31,191,600   100.0%   $ 35,226,800  100.0%

The Company's gross margin percentage rose in the current year's first quarter to 29.1% of sales from the 25.6% level achieved last year primarily due to a greater concentration of distribution sales which carry higher margins.

Selling, general and administrative expenses increased in the quarter ended March 31, 1994 versus the prior year's first quarter by 3.9% as a percentage of sales primarily from the spreading of these costs over a lower level of sales in the current quarter.

The Company's equity in net earnings of joint ventures, excluding the results of a joint venture sold in August 1993, was $.1 million in each of the 1994 and 1993 first quarters.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States, although rates in Canada and Europe are higher.

The average number of common shares and common equivalent shares used in computing per share results was higher in 1994 primarily as a result of a greater amount of common shares outstanding due to the exercise of stock options and warrants.

Liquidity & Capital Resources

At March 31, 1994, the Company's current ratio and quick ratio were 6.8 to 1 and 3.6 to 1 and at March 31, 1993, they were 5.1 to 1 and 2.6 to 1, respectively. Working capital at March 31, 1994 and 1993 was $118.5 million and $105.8 million, respectively.

Cash and cash equivalents at March 31, 1994 are approximately $1.2 million higher than the December 31, 1993 level. Cash was generated from reduced inventory levels, lower accounts receivable balances, operating earnings and various non-cash charges. The Company utilized approximately $5.7 million of cash during the quarter for purchases of new fixed assets and to decrease accounts payable.

A foreign bank provides a $4.5 million line of credit, payable on demand, to certain of the Company's foreign subsidiaries (the "subsidiaries"). The credit facility is secured primarily by the subsidiaries' right, title and interest in all of their present and future property, accounts receivable, inventory, equipment and general intangibles located in Hong Kong and in the People's Republic of China. In addition, the Company entered into a guarantee agreement whereby it agreed to be liable should the subsidiaries default in their obligations. At March 31, 1994, the subsidiaries were utilizing, including letters of credit, approximately $3.6 million of this credit line, leaving an additional funding capacity of $.9 million.

The Company has a $10.0 million demand line of credit from a domestic bank, which is secured by domestic accounts receivable. The Company has had no borrowings under this facility.

No provisions for U.S. taxes has been made on undistributed earnings of the Company's foreign subsidiaries and joint ventures because management plans to reinvest such earnings in their respective operations or in other foreign operations. Repatriating those earnings or using them in some other manner which would give rise to a U.S. tax liability would reduce after tax earnings and available working capital.

The Company believes that its cash on hand and internally generated funds, together with its credit lines, will provide sufficient funding to meet the Company's $4.5 - $6.0 million annual capital requirements and its operating needs for the foreseeable future.

Legal Proceedings

In October 1990, Lasko Metal Products, Inc. ("Lasko") of West Chester, Pennsylvania, filed a petition with the U.S. Department of Commerce ("Commerce") and the U.S. International Trade Commission alleging that oscillating fans and ceiling fans from the People's Republic of China, ("PRC") are being sold at less than fair value and are causing material injury to an industry in the United States. The Company manufactures oscillating fans in the PRC which are distributed in the United States. The Company also has a 50% interest in a joint venture which imports such fans into the United States.

In October 1991, Commerce announced its final less-than-fair value sales determination, finding a de minimis dumping margin on oscillating fans manufactured and imported by the Company. Based on this result, Commerce published an antidumping duty order in December 1991, excluding all oscillating fans manufactured by the Company from the duties imposed.

In January 1992, the final determination and antidumping duty order was appealed to the U.S. Court of International Trade ("Court") by Lasko. The complaint alleges that Commerce erred in computing a de minimis dumping margin for the Company which resulted in the Company's exclusion from the affirmative final antidumping duty determination. In December 1992, the Court affirmed Commerce's determination with respect to all of the challenges raised by Lasko. Lasko has appealed the Court's decision to the Court of Appeals for the Federal Circuit (CAFC). The antidumping duty order was later revoked as a result of a successful appeal by another respondent. If Lasko were to prevail before the CAFC, it is likely that the antidumping duty order would be reinstated and would be expanded to include electric oscillating fans manufactured by both Durable and other Chinese-based factories from whom the Company purchases. The Company believes that the claims asserted by Lasko in this litigation are without merit and it intends to defend the action fully and vigorously.

On April 26, 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses and counterclaims to these claims by Izumi. The Company intends to defend this action fully and vigorously.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.

Manufacturing Operations

The personal, household and fabric care appliances of the Company are primarily manufactured by Durable, its 80%-owned Hong Kong subsidiary, in Bao An County, Guandong Province of the People's Republic of China, which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. Substantially all of the Company's products are manufactured by Durable and unrelated factories in the People's Republic. Approximately 85% to 90% of the Company's products are manufactured by Durable. The supply and cost of these products can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic.

In June 1989, the People's Republic experienced civil disturbances and, although such disturbances have dissipated since that time, there continues to be pressure for political reform. No assurance can be given, however, that civil disturbances will not recur. If it becomes necessary to relocate the Company's manufacturing facilities from the People's Republic as a result of civil disturbances in that country or otherwise, the Company believes the production currently conducted in the People's Republic could be relocated to other Far East locations, including Hong Kong, or other low-cost manufacturing locations, with only temporary disruption and delay in such production and possible short-term operating and capital losses, provided that the Company is able to move substantially all of its manufacturing equipment and other assets currently in the People's Republic to another location. If the Company is unable to remove such assets, due to confiscation, expropriation, nationalization, embargoes or governmental restrictions, it would incur substantial operating and capital losses, including losses resulting from business disruption and delays in production. In addition, as a result of a relocation of its manufacturing equipment and certain other assets, the Company would likely incur relatively higher manufacturing costs. A relocation could also adversely affect the Company's revenues if the demand for the Company's products currently manufactured in the People's Republic decreases due to a disruption in the production and delivery of such products or due to higher prices which might result from increased manufacturing costs. Furthermore, earnings could be adversely affected due to reduced sales and/or the Company's inability to maintain its current margins on the products currently manufactured in the People's Republic.

On May 28, 1993, President Clinton issued an Executive Order waiving the Trade Act of 1974's freedom of emigration requirement (the so-called Jackson-Vanik amendment) with respect to the People's Republic, thereby extending the People's Republic's most-favored-nation (MFN) trading status for an additional year, beginning July 3, 1993. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conducted under the auspices of the General Agreement on Tariffs and Trade (GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 per cent ad valorem, as set forth in Column 2 of the HTSUS. If MFN status for goods produced in the People's Republic is removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

In renewing the People's Republic's MFN status until July 2, 1994, the President announced that the next renewal of China's MFN status for the 12-month period beginning July 3, 1994 will be subject to certain conditions. The Executive Order directs the Secretary of State to certify that the People's Republic is complying with a 1992 agreement that prison labor will not be used to produce goods for export to the United States, is not erecting barriers to free emigration of its citizens and that it is meeting other human rights goals. A decision concerning the extension of MFN status for the 12-month period beginning July 3, 1994 must be made by the President before June 3, 1994.








































PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          See "Legal Proceedings" in Part I, Item 2 of this report.

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Exhibits

          None.

 (b) There were no reports on Form 8-K filed for the three months ended March 31, 1994.









































                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           WINDMERE CORPORATION
                                               (Registrant)



May 13, 1994                       By:               /s/
                                         Harry D. Schulman
                                         Executive Vice President - Finance
                                          and Administration and Chief
                                          Financial Officer
                                         (Duly authorized to sign on
                                          behalf of the Registrant)


May 13, 1994                       By:                /s/
                                          Burton A. Honig
                                          Vice President - Finance
                                          (Duly authorized to sign on
                                           behalf of the Registrant)