Form 10-Q
period 1994-06-30
WINDMERE CORP
filed 1994-08-11
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended   JUNE 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
       Class                               on July 22, 1994

Common Stock, $.10 Par Value                 16,971,419





                   WINDMERE CORPORATION AND SUBSIDIARIES

                                   INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Statements of Earnings for
                Second Quarters Ended June 30, 1994 and
                1993

               Consolidated Statements of Earnings for
                Six Months Ended June 30, 1994 and 1993

               Consolidated Balance Sheets as of
                June 30, 1994, December 31, 1993
                and June 30, 1993

               Consolidated Statements of Cash Flows
                for Six Months Ended June 30, 1994
                and 1993

               Notes to Consolidated Financial State-
                ments

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 4.   Results of Votes of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES














PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                        Second Quarter Ended
                               June 30, 1994         June 30, 1993

Sales                        $41,962,000 100.0%     $40,061,600  100.0%
Cost of Goods Sold            29,722,000  70.8       28,654,100   71.5
  Gross Profit                12,240,000  29.2       11,407,500   28.5
Selling, General and
 Administrative Expenses      10,031,100  23.9        9,557,300   23.9
Unusual or Non-Recurring
 Items (Note 7)               (7,810,500)(18.6)               0     .0
  Operating Profit            10,019,400  23.9        1,850,200    4.6
Other (Income) Expense
 Interest Expense                185,000    .4          333,500     .8
 Interest and Other Income      (563,900) (1.3)        (564,400)  (1.4)

                                (378,900)  (.9)        (230,900)   (.6)

Earnings Before Equity in Net
 Earnings (Loss) of Joint Ventures,
 Income Taxes and Minority
 Interest                     10,398,300  24.8        2,081,100    5.2
Equity in Net Earnings (Loss)
 of Joint Ventures               355,300    .8         (118,300)   (.3)
Earnings Before Income Taxes
 and Minority Interest        10,753,600  25.6        1,962,800    4.9

Income Taxes
 Current                         695,600   1.6          574,100    1.4
 Deferred                        117,200    .3          (92,000)   (.2)
                                 812,800   1.9          482,100    1.2
Earnings Before Minority
 Interest                      9,940,800  23.7        1,480,700    3.7

Minority Interest                      0    .0         (234,300)   (.6)

Net Earnings                  $9,940,800  23.7%      $1,246,400    3.1%

Earnings Per Common Share
 and Common Equivalent Share        $.57                   $.08

Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding           17,933,800             16,079,300


Dividends Per Common Share          $.05                   $  -


The accompanying notes are an integral part of these statements.


                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                           Six Months Ended
                               June 30, 1994            June 30, 1993

Sales                        $73,153,600 100.0%     $75,288,400  100.0%
Cost of Goods Sold            51,832,400  70.9       54,864,200   72.9
  Gross Profit                21,321,200  29.1       20,424,200   27.1
Selling, General and
 Administrative Expense       19,103,500  26.1       18,424,400   24.5
Unusual or Non-Recurring
 Items (Note 7)               (7,810,500)(10.7)               0     .0
  Operating Profit            10,028,200  13.7        1,999,800    2.6
Other (Income) Expense
 Interest Expense                321,000    .4          550,000     .7
 Interest and Other Income    (1,080,100) (1.4)      (1,105,500)  (1.5)

                                (759,100) (1.0)        (555,500)   (.8)

Earnings Before Equity in Net
 Earnings (Loss) of Joint Ventures,
 Income Taxes, Minority Interest and
 Cumulative Effect of Accounting
 Change                       10,787,300  14.7        2,555,300    3.4
Equity in Net Earnings (Loss)
 of Joint Ventures               448,600    .6         (139,100)   (.2)
Earnings Before Income Taxes,
 Minority Interest and Cumulative
 Effect of Accounting Change  11,235,900  15.3        2,416,200    3.2

Income Taxes
 Current                         724,600   1.0          682,300     .9
 Deferred                        124,300    .1           (6,000)   (.0 )
                                 848,900   1.1          676,300     .9
Earnings Before Minority
 Interest and Cumulative
 Effect of Accounting Change  10,387,000  14.2        1,739,900    2.3

Minority Interest                  1,200    .0         (129,700)   (.2)
Cumulative Effect of
  Accounting Change (Note 6)           0    .0         1,731,100   2.3

Net Earnings                 $10,388,200  14.2%     $ 3,341,300    4.4%

Earnings Per Common Share
 and Common Equivalent Share
 Net Earnings Before Cumulative
  Effect of Accounting Change       $.60                   $.10
 Cumulative Effect of Accounting
  Change                               -                    .11

                                    $.60                   $.21
Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding           17,244,500             16,081,200

Dividends Per Common Share          $.05                   $  -


The accompanying notes are an integral part of these statements.

                    WINDMERE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

ASSETS                              6/30/94       12/31/93     6/30/93

CURRENT ASSETS

Cash & Cash Equivalents         $31,705,600   $24,794,700   $17,896,700
Accounts and Notes Receivable,
 less allowances of $1,374,500 at
 6/30/94; $1,424,600 at 12/31/93;
 and $2,027,300 at 6/30/93       32,310,400    31,268,600    33,584,300
Receivables from Affiliates       8,739,600     9,166,600     8,470,800
Inventories
 Raw Materials                   19,231,200    14,981,700    14,361,400
 Work-in-process                 15,592,400    14,153,000    15,993,500
 Finished Goods                  36,894,900    38,022,800    34,965,600
  Total Inventories              71,718,500    67,157,500    65,320,500

Prepaid Expenses (Note 5)         8,078,300     6,990,900     5,103,300
Future Income Tax Benefits        2,623,000     2,982,800     3,703,500
  Total Current Assets          155,175,400   142,361,100   134,079,100

CASH - RESTRICTED                         0             0     2,000,000

INVESTMENTS (Note 2)                      0             0       170,200

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $32,727,700
 at 6/30/94; $31,406,300 at
 12/31/93; and $30,295,600 at
 6/30/93                         24,203,000    25,022,200    24,853,300

OTHER ASSETS                     17,415,200    13,096,000    13,669,700

                                ___________   ___________   ___________
TOTAL ASSETS                   $196,793,600  $180,479,300  $174,772,300



                    WINDMERE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)

LIABILITIES                         6/30/94     12/31/93       6/30/93

CURRENT LIABILITIES
Notes and Acceptances Payable    $2,882,300    $2,995,800    $4,961,700
Current Maturities of Long-Term
 Debt                               814,800       814,800             0
Accounts Payable                 10,738,400     9,287,300    11,080,100
Accrued Expenses                  9,247,700     9,660,000     7,881,500
Income Taxes                      2,016,900     1,044,600     1,274,200
Deferred Income, current portion    598,100       598,100       598,100
  Total Current Liabilities      26,298,200    24,400,600    25,795,600

LONG-TERM DEBT                    4,095,600     4,503,200     7,522,100

DEFERRED INCOME TAXES                     0             0       669,100

DEFERRED INCOME, less current
 portion                          1,564,100     1,863,100     2,162,200

MINORITY INTEREST                         0     3,125,200     2,052,300

STOCKHOLDERS' EQUITY
Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued              0             0             0
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 16,949,315 at 6/30/94;
 15,780,447 at 12/31/93; and
 15,432,666 at 6/30/93            1,694,900     1,578,100     1,543,300
Paid-in Capital                  33,263,800    24,633,300    22,844,800
Retained Earnings               130,630,500   121,086,500   112,958,600
Unrealized Foreign Currency
 Translation Adjustment            (753,500 )    (710,700)    (775,700)

 Total Stockholders' Equity     164,835,700   146,587,200  136,571,000

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY          $196,793,600  $180,479,300 $174,772,300



The accompanying notes are an integral part of these statements.







                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                 Six Months Ended
                                                6/30/94      6/30/93

Cash flows from operating activities
 Net earnings                                $10,388,200  $3,341,300
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                   2,657,500   2,512,200
  Amortization of intangible assets              193,600     412,900
  Amortization of deferred income               (299,000)   (299,100)
  Net change in allowance for losses
   on accounts receivable                        (50,100)    391,700
  Equity in (earnings) losses of affiliates     (448,600)    139,100
  Increase (decrease) in minority interest        (1,200)    420,700
  Decrease (increase) in accounts and notes
   receivable                                   (991,700)    253,600
  Decrease (increase) in inventories          (4,561,000)  3,220,600
  Increase in prepaid expenses                (1,087,400)   (777,800)
  Increase (decrease) in accounts payable
    and accrued expenses                       1,038,800  (1,326,200)
  Decrease in notes and acceptances
    payable                                     (113,500)   (850,100)
  Increase (decrease) in current and
    deferred income taxes                      1,332,100  (1,817,700)
  Decrease in other assets                       363,200     136,000
  Decrease (increase) in other accounts          (42,800)      1,300

     Net cash provided by
       operating activities                    8,378,100   5,758,500


Cash flows from investing activities
  Proceeds from fixed asset sales              1,606,900      13,600
  Decrease in restricted cash                          0   4,212,000
  Additions to property, plant and
    equipment                                 (3,445,200) (2,833,200)
  Decrease in receivables from
    affiliates                                   875,600   3,145,700

      Net cash provided by (used in)
       investing activities                  $  (962,700) $4,538,100








                    WINDMERE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)

                                                 Six Months Ended
                                                6/30/94      6/30/93

Cash flows from financing activities
  Payments of long-term debt                 $  (407,600) $      (400)
  Exercise of stock options
   and warrants                                  747,300      306,000
  Cash dividends paid                           (844,200)           0


    Net cash provided by (used in)
        financing activities                    (504,500)     305,600

      Increase in cash and
        cash equivalents                       6,910,900   10,602,200

Cash and cash equivalents at
  beginning of year                           24,794,700    7,294,500

Cash and cash equivalents at end
  of quarter                                 $31,705,600  $17,896,700


              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the six months for:

           Interest                          $   273,000  $   336,300
           Income taxes                      $   174,700  $ 1,143,500



     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for additional
   investment in Durable Electrical
   Metal Factory, Ltd.                       $ 8,000,000   $         0




The accompanying notes are an integral part of these statements.








                    WINDMERE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1994 and 1993, and the results of operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2.   Investments include:

                                    6/30/94   12/31/93    6/30/93
          Joint Ventures - at
           cost plus equity in
           undistributed earnings  $       0 $       0   $170,200

          The Company's joint venture investment at June 30, 1994 has a negative value of $.1 million, which deficit has been classified as a reduction in Receivables from Affiliates.

          The following table provides financial data for the Company's joint venture investment accounted for on the equity method:

                                     Six                        Six
                                 Months Ended  Year Ended      Months Ended
                                   6/30/94      12/31/93        6/30/93

Sales                          $ 20,881,400  $ 24,507,400   $ 18,556,500
Gross profit                   $  2,794,000  $  2,431,300   $  1,959,100
Net Earnings (Loss)            $    897,200  $   (246,800)  $    184,300

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

Note 4: On May 26, 1994, President Clinton announced his recommendation to waive the Trade Act of 1974's freedom of emigration requirement (the so-called Jackson-Vanik amendment) with respect to the People's Republic, thereby extending the People's Republic's most-favored-nation (MFN) trading status for an additional year, beginning July 3, 1994. In making the decision to renew the People's Republic's MFN status, the President announced that the United States would, in the future, permanently de-link MFN renewal from human rights issues, other than the freedom of emigration provisions required by Jackson-Vanik. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conducted under the auspices of the General Agreement on Tariffs and Trade (GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 per cent ad valorem, as set forth in Column 2 of the HTSUS. If MFN status for goods produced in the People's Republic is removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

          Under U.S. law, the President's determination to renew MFN status takes effect unless disapproved by a joint resolution of the Congress within 60 days after the expiration of the existing authority.

          On June 30, 1994, in accordance with the Trade Act of 1974, as amended, the Office of the United States Trade Representative
          (USTR) listed the People's Republic as a "priority foreign country" based on its alleged failure to provide adequate and effective protection of intellectual property rights and initiated an investigation of its acts, policies and practices in this area. While the USTR noted that the People's Republic has implemented most of its commitments under the 1992 Memorandum of Understanding Between the Government of the United States of America and the Government of the People's Republic on the Protection of Intellectual Property, certain issues remain unresolved.

          The initiation of this investigation commences a year-long process of discussions between the two countries that could result, if negotiations are not successful, in the imposition of substantial additional import duties or other restrictions on the entry into the United States of selected goods originating in the People's Republic. In the event that this investigation results in the imposition of additional tariffs on the import of products manufactured in the People's Republic, it is not yet clear whether the types of products manufactured by the Company in the People's Republic would be those subject to higher tariffs. If the Company's products were subject to higher tariffs or other restrictions on entry into the United States, this could have an adverse impact on the Company's revenues and earnings.

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

Note 7. Unusual or Non-Recurring Items: In April 1994, the Company's manufacturing subsidiary, Durable Electrical Metal Factory, Ltd. ("Durable"), completed the sale of 60,000 square feet of office space in Hong Kong, for $9,500,000. Following this sale, Durable continues to own approximately 50,000 square feet of space in Hong Kong, of which 30,000 square feet will be used for its administrative headquarters. A non-recurring profit on this sale of $7,810,500 was reflected in the Company's second quarter results. No taxes were provided as the gain is not taxable. Durable's manufacturing facilities in the People's Republic of China were not affected by the sale.

Note 8. Effective April 1, 1994, the Company acquired the 20% interest in Durable that it did not already own. The purchase price consisted of the delivery of one million shares of the Company's common stock, valued at $8,000,000, and a cash payment of $10,000. This acquisition was accounted for as a purchase. Goodwill of $4,936,000 was recognized on the transaction, which is being amortized on a straight-line basis over twenty years. As of the acquisition date, the Company will no longer allocate any of Durable's earnings or losses to minority interest.

          The acquisition of the additional 20% interest in Durable added $.09 per share to the Company's 1994 second quarter and six month's earnings results, of which $.08 represented a non-recurring gain on the sale of property.

Note 9. The Board of Directors of the Company has declared a regular quarterly cash dividend of $.05 per share on its common stock. This dividend was paid June 15, 1994, to shareholders of record at the close of business on June 1, 1994.

          The payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

Note 10. On April 26, 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses and counterclaims to these claims by Izumi. The Company has filed a pre-answer motion to dismiss Izumi's complaint, and intends to defend this action fully and vigorously.






































ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1994 Compared to
  Three Months Ended June 30, 1993

Net sales were $42.0 million during the second quarter, a 4.7% increase from the $40.1 million recorded for the same period last year.
Distribution sales increased by $3.4 million, while manufacturing sales declined by $1.3 million. Increased sales of kitchen electric appliances and initial shipments of hair care appliances under the Helene Curtis Salon Selectives brand name more than offset a $3.4 million decline in shipments of electric fragrance units. Wal-Mart Stores, Inc. accounted for 16.1% of the Company's total sales during this year's second quarter.

                                    COMPARATIVE SALES RESULTS
                                        Three Months Ended

                              June 30, 1994           June 30, 1993

DISTRIBUTION             $ 36,481,300    86.9%   $ 33,119,700   82.7%
MANUFACTURING               5,480,700    13.1       6,941,900   17.3
  Total Sales            $ 41,962,000   100.0%   $ 40,061,600  100.0%

The Company's gross margin percentage rose in the current year's second quarter to 29.2% of sales from the 28.5% level achieved during the same period last year primarily due to a greater concentration of distribution sales which carry higher margins.

Selling, general and administrative expenses as a percentage of sales were 23.9% in the second quarters of 1994 and 1993.

In 1994's second quarter, the Company recorded an unusual and non-recurring gain of $7.8 million on the sale of 60,000 square feet of office space in Hong Kong. See Note 7 on page 11.

The Company's equity in net earnings of joint ventures, excluding the results of a joint venture sold in August 1993, was $.3 million higher in the 1994 second quarter compared to the similar period last year primarily due to higher gross margins earned by the joint venture this year.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States, although rates in Canada are higher. No taxes were provided on the Hong Kong property sale as the gain from that transaction is not taxable.

Effective April 1, 1994, the Company acquired the 20% interest in Durable that it did not already own. This acquisition added $.09 per share to the Company's 1994 second quarter earnings results, of which $.08 represented a non-recurring gain on the sale of property. See Note 8 on page 12.


The average number of common shares and common equivalent shares used in computing per share results was higher in 1994 primarily as a result of the shares issued to acquire the additional 20% interest in Durable and from the exercise of stock options and warrants.

Six Months Ended June 30, 1994 Compared to
 Six Months Ended June 30, 1993

Net sales were $73.2 million for the six months ended June 30, 1994, a 2.8% decrease from the $75.3 million recorded for the same period last year. Durable's manufacturing sales were $5.3 million lower primarily due to reduced shipments of electric fragrance units. The Company's distribution businesses had a sales increase of $3.1 million on higher unit shipments of its core product lines and initial shipments of hair care appliances under the Helene Curtis Salon Selectives brand name. Wal-Mart Stores, Inc. and a retail beauty supply store chain accounted for 16.8% and 11.0% of the Company's total sales in 1994, respectively.

                                    COMPARATIVE SALES RESULTS
                                          Six Months Ended

                              June 30, 1994              June 30, 1993

DISTRIBUTION              $ 64,138,600    87.7%      $ 61,005,300    81.0%
MANUFACTURING                9,015,000    12.3         14,283,100    19.0
  Total Sales             $ 73,153,600   100.0%      $ 75,288,400   100.0%

The Company's gross margin percentage increased for the six months ended June 30, 1994 to 29.1% of sales from the 27.1% level in the prior year due to the greater concentration of higher-margin distribution sales.

Selling, general and administrative expenses increased by $.7 million this year, or 1.6% as a percentage of sales. Distribution sales, which were a greater part of total sales this year, incur higher selling, general and administrative expenses than manufacturing sales.

The Company's equity in net earnings of joint ventures, excluding the results of a joint venture sold in August 1993, was $.4 million and $.1 million in the first half of 1994 and 1993, respectively. Higher gross margins this year produced the improved earnings.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States, although rates in Canada are higher. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on January 1, 1993, which changed the Company's method of accounting for income taxes to an asset and liability approach. The cumulative effect of this change in the method of accounting for income taxes, after minority interest in the portion relating to Durable, was a benefit of $1,731,100 or $.11 per share.


Effective April 1, 1994, the Company acquired the 20% interest in Durable that it did not already own. This acquisition added $.09 per share to the Company's six month's earnings results, of which $.08 represented a non-recurring gain on the sale of property. See Note 8 on page 12.
The average number of common shares and common equivalent shares used in computing per share results was higher in 1994 primarily as a result of the shares issued to acquire the additional 20% interest in Durable and from the exercise of stock options and warrants.

Liquidity & Capital Resources

At June 30, 1994, the Company's current ratio and quick ratio were 5.9 to 1 and 3.2 to 1 and at June 30, 1993, they were 5.2 to 1 and 2.7 to 1, respectively. Working capital at June 30, 1994 and 1993 was $128.9 million and $108.3 million, respectively.

Cash and cash equivalents at June 30, 1994 are approximately $6.9 million higher than the December 31, 1993 level. Cash was primarily generated from operating activities, which included the sale of office space in Hong Kong and which was partially offset by a seasonal buildup of inventory levels. The Company utilized approximately $3.4 million of cash during the six month period for purchases of new fixed assets.

A foreign bank provides a $3,850,000 line of credit, payable on demand, to certain of the Company's foreign subsidiaries (the "subsidiaries"). The credit facility is secured primarily by the subsidiaries' right, title and interest in all of their present and future property, accounts receivable, inventory, equipment and general intangibles located in Hong Kong and in the People's Republic of China. In addition, the Company entered into a guarantee agreement whereby it agreed to be liable should the subsidiaries default in their obligations. Including letters of credit, the subsidiaries were fully utilizing this credit line at June 30, 1994.

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

The Company believes that its cash on hand and internally generated funds, together with its credit lines, will provide sufficient funding to meet the Company's $6.0 - $7.0 million annual capital requirements and its operating needs for the foreseeable future.

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

On April 26, 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses and counterclaims to these claims by Izumi. The Company has filed a pre-answer motion to dismiss Izumi's complaint, and intends to defend this action fully and vigorously.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.


Manufacturing Operations

The personal, household and fabric care appliances of the Company are primarily manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guandong Province of the People's Republic of China, which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. Substantially all of the Company's products are manufactured by Durable and unrelated factories in the People's Republic. Approximately 85% to 90% of the Company's products are manufactured by Durable. The supply and cost of these products can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic.

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

On May 26, 1994, President Clinton announced his recommendation to waive the Trade Act of 1974's freedom of emigration requirement (the so-called Jackson-Vanik amendment) with respect to the People's Republic, thereby extending the People's Republic's most-favored-nation (MFN) trading status for an additional year, beginning July 3, 1994. In making the decision to renew the People's Republic's MFN status, the President announced that the United States would, in the future, permanently de-link MFN renewal from human rights issues, other than the freedom of emigration provisions required by Jackson-Vanik. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conducted under the auspices of the General Agreement on Tariffs and Trade (GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 per cent ad valorem, as set forth in Column 2 of the HTSUS. If MFN status for goods produced in the People's Republic is removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

Under U.S. law, the President's determination to renew MFN status takes effect unless disapproved by a joint resolution of the Congress within 60 days after the expiration of the existing authority.

On June 30, 1994, in accordance with the Trade Act of 1974, as amended, the Office of the United States Trade Representative (USTR) listed the People's Republic as a "priority foreign country" based on its alleged failure to provide adequate and effective protection of intellectual property rights and initiated an investigation of its acts, policies and practices in this area. While the USTR noted that the People's Republic has implemented most of its commitments under the 1992 Memorandum of Understanding Between the Government of the United States of America and the Government of the People's Republic on the Protection of Intellectual Property, certain issues remain unresolved.

The initiation of this investigation commences a year-long process of discussions between the two countries that could result, if negotiations are not successful, in the imposition of substantial additional import duties or other restrictions on the entry into the United States of selected goods originating in the People's Republic. In the event that this investigation results in the imposition of additional tariffs on the import of products manufactured in the People's Republic, it is not yet clear whether the types of products manufactured by the Company in the People's Republic would be those subject to higher tariffs. If the Company's products were subject to higher tariffs or other restrictions on entry into the United States, this could have an adverse impact on the Company's revenues and earnings.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          See "Legal Proceedings" in Part I, Item 2 of this report.

Item 4.   Results of Votes of Security Holders

          At the Annual Meeting of Stockholders, held on May 10, 1994, the following matters were submitted to a vote of the Company's security holders:

          Election of Directors.

          Votes

          Barbara Friedson Garrett
          For                    Against             Abstain
          12,184,525             102,053              1,800

          Felix Sabates
          For                    Against             Abstain
          12,186,589              99,989              1,800

          R. Erwin Fischer
          For                    Against             Abstain
          12,183,839             102,739              1,800

          Ratification of Grant Thornton as the Company's auditors for the fiscal year ended December 31, 1994.

          Votes

          For                    Against             Abstain
          12,211,653              41,837             34,888

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Exhibits

          None.

 (b) There were no reports on Form 8-K filed for the three months ended June 30, 1994.












                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           WINDMERE CORPORATION
                                               (Registrant)



August 11, 1994                    By:               /s/
                                         Harry D. Schulman
                                         Executive Vice President - Finance
                                          and Administration and Chief
                                          Financial Officer
                                         (Duly authorized to sign on
                                          behalf of the Registrant)


August 11, 1994                    By:                /s/
                                          Burton A. Honig
                                          Vice President - Finance
                                          (Duly authorized to sign on
                                           behalf of the Registrant)