Form 10-Q
period 1994-09-30
WINDMERE CORP
filed 1994-11-08
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended  SEPTEMBER 30, 1994

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
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification Number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
       Class                              on October 31, 1994

Common Stock, $.10 Par Value                  16,843,501


                   WINDMERE CORPORATION AND SUBSIDIARIES

                                   INDEX


PART I.        FINANCIAL INFORMATION

     Item 1.   Consolidated Statements of Earnings for
                Third Quarters Ended September 30, 1994 and
                1993

               Consolidated Statements of Earnings for
                Nine Months Ended September 30, 1994 and 1993

               Consolidated Balance Sheets as of
                September 30, 1994, December 31, 1993
                and September 30, 1993

               Consolidated Statements of Cash Flows
                for Nine Months Ended September 30, 1994
                and 1993

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

SIGNATURES


















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                          Third Quarter Ended
                             September 30, 1994     September 30, 1993

Sales                        $55,885,000  100.0%     $53,403,400  100.0%
Cost of Goods Sold            38,364,800   68.6       36,187,400   67.8
  Gross Profit                17,520,200   31.4       17,216,000   32.2
Selling, General and
 Administrative Expenses      10,127,000   18.2       10,879,900   20.3
  Operating Profit             7,393,200   13.2        6,336,100   11.9
Other (Income) Expense
 Interest Expense                 71,900     .1          312,100     .6
 Interest and Other Income      (530,100)   (.9)        (692,600)  (1.3)
                                (458,200)   (.8)        (380,500)   (.7)

Earnings Before Equity in Net
 Earnings (Loss) of Joint Ventures,
 Income Taxes and Minority
 Interest                      7,851,400   14.0        6,716,600   12.6
Equity in Net Earnings (Loss)
 of Joint Ventures              (267,800)   (.5)        (250,100)   (.5)
   Earnings Before Income Taxes
    and Minority Interest      7,583,600   13.5        6,466,500   12.1

Income Taxes
 Current                       2,137,100    3.8        1,826,000    3.4
 Deferred                       (391,400)   (.7)         (67,800)   (.1)
                               1,745,700    3.1        1,758,200    3.3
Earnings Before Minority
 Interest                      5,837,900   10.4        4,708,300    8.8

Minority Interest                      0     .0         (506,800)   (.9)

Net Earnings                 $ 5,837,900   10.4%     $ 4,201,500    7.9%

Earnings Per Common Share
 and Common Equivalent Share        $.33                    $.26

Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding           18,063,000              16,241,000


Dividends Per Common Share          $.05                    $  -


The accompanying notes are an integral part of these statements.

                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                           Nine Months Ended
                             September 30, 1994     September 30, 1993

Sales                       $129,038,600   100.0%  $128,691,800   100.0%
Cost of Goods Sold            90,197,200    69.9     91,051,600    70.8
  Gross Profit                38,841,400    30.1     37,640,200    29.2
Selling, General and
 Administrative Expense       29,230,500    22.6     29,304,300    22.7
Unusual or Non-Recurring
 Items (Note 7)               (7,810,500)   (6.0)             0      .0
  Operating Profit            17,421,400    13.5      8,335,900     6.5
Other (Income) Expense
 Interest Expense                392,900      .3        862,100      .7
 Interest and Other Income    (1,610,200)   (1.2)    (1,798,100)   (1.4)
                              (1,217,300)    (.9)      (936,000)    (.7)

Earnings Before Equity in Net
 Earnings (Loss) of Joint Ventures,
 Income Taxes, Minority Interest and
 Cumulative Effect of Accounting
 Change                       18,638,700    14.4      9,271,900     7.2
Equity in Net Earnings (Loss)
 of Joint Ventures               180,800      .2       (389,200)    (.3)
Earnings Before Income Taxes,
 Minority Interest and Cumulative
 Effect of Accounting Change  18,819,500    14.6      8,882,700     6.9

Income Taxes
 Current                       2,861,700     2.2      2,508,300     2.0
 Deferred                       (267,100)    (.2)       (73,800)    (.1)
                               2,594,600     2.0      2,434,500     1.9
Earnings Before Minority
 Interest and Cumulative
 Effect of Accounting Change  16,224,900    12.6      6,448,200     5.0

Minority Interest                  1,200      .0       (636,500)    (.5)
Cumulative Effect of
  Accounting Change (Note 6)           0      .0      1,731,100     1.4

Net Earnings                 $16,226,100    12.6%   $ 7,542,800     5.9%


Earnings Per Common Share
 and Common Equivalent Share
 Net Earnings Before Cumulative
  Effect of Accounting Change       $.93                   $.36
 Cumulative Effect of Accounting
  Change                               -                    .11
                                    $.93                   $.47
Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding           17,518,000             16,144,000

Dividends Per Common Share          $.10                   $  -

The accompanying notes are an integral part of these statements.
                    WINDMERE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

ASSETS                             9/30/94      12/31/93      9/30/93

CURRENT ASSETS

Cash & Cash Equivalents         $19,446,500   $24,794,700   $21,542,700
Short-Term Investments            2,500,000             0             0
Accounts and Notes Receivable,
 less allowances of $1,301,100 at
 9/30/94; $1,424,600 at 12/31/93;
 and $1,633,300 at 9/30/93       46,997,200    31,268,600    42,216,800
Receivables from Affiliates       5,670,200     9,166,600     5,480,500
Inventories
 Raw Materials                   19,461,800    14,981,700    14,361,400
 Work-in-process                 15,528,000    14,153,000    15,993,500
 Finished Goods                  41,890,200    38,022,800    34,963,500
  Total Inventories              76,880,000    67,157,500    65,318,400

Prepaid Expenses (Note 5)         8,226,900     6,990,900     6,312,300
Future Income Tax Benefits        2,457,300     2,982,800     3,252,300
  Total Current Assets          162,178,100   142,361,100   144,123,000

INVESTMENTS (Note 2)                      0             0             0

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $33,985,500
 at 9/30/94; $31,406,300 at
 12/31/93; and $30,579,000 at
 9/30/93                         25,119,800    25,022,200    25,137,400

OTHER ASSETS                     17,760,700    13,096,000    14,146,300

                                ___________   ___________   ___________
TOTAL ASSETS                   $205,058,600  $180,479,300  $183,406,700











                    WINDMERE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)

LIABILITIES                         9/30/94     12/31/93       9/30/93

CURRENT LIABILITIES
Notes and Acceptances Payable    $  640,000    $2,995,800    $2,901,600
Current Maturities of Long-Term
 Debt                               814,800       814,800       814,800
Accounts Payable                 14,987,600     9,287,300    13,491,700
Accrued Expenses                 10,770,800     9,660,000    11,456,400
Income Taxes                      3,866,900     1,044,600     3,330,500
Deferred Income, current portion    598,100       598,100       598,100
  Total Current Liabilities      31,678,200    24,400,600    32,593,100

LONG-TERM DEBT                    3,891,900     4,503,200     4,707,100

DEFERRED INCOME TAXES                     0             0       150,300

DEFERRED INCOME, less current
 portion                          1,414,500     1,863,100     2,012,700

MINORITY INTEREST                         0     3,125,200     2,559,100

STOCKHOLDERS' EQUITY
Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued              0             0             0
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 16,827,402 at 9/30/94;
 15,780,447 at 12/31/93; and
 15,594,420 at 9/30/93            1,682,700     1,578,100     1,559,400
Paid-in Capital                  31,517,500    24,633,300    23,405,300
Retained Earnings               135,623,700   121,086,500   117,160,100
Unrealized Foreign Currency
 Translation Adjustment            (749,900)     (710,700)     (740,400)

 Total Stockholders' Equity     168,074,000   146,587,200   141,384,400

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY          $205,058,600  $180,479,300  $183,406,700



The accompanying notes are an integral part of these statements.







                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                               Nine Months Ended
                                              9/30/94      9/30/93

Cash flows from operating activities
 Net earnings                               $16,226,100   $7,542,800
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                  3,898,800    3,811,400
  Amortization of intangible assets             316,800      483,300
  Amortization of deferred income              (448,600)    (448,600)
  Net change in allowance for losses
   on accounts receivable                      (123,500)      (2,300)
  Gain on sale of fixed asset (Note 7)       (7,810,500)           0
  Equity in (earnings) losses of affiliates    (180,800)     389,200
  Increase (decrease) in minority interest       (1,200)     927,500
  Increase in accounts and notes receivable (15,605,100)  (6,322,100)
  Decrease (increase) in inventories         (9,722,500)   3,222,700
  Increase in prepaid expenses               (1,236,000)  (3,649,600)
  Increase in accounts payable and
    accrued expenses                          6,811,100    4,660,300
  Decrease in notes and acceptances
    payable                                  (2,355,800)  (2,910,200)
  Increase in current and deferred
    income taxes                              3,347,800      171,000
  Increase in other assets                     (105,500)    (411,000)
  Decrease (increase) in other accounts         (39,200)      36,600

     Net cash provided by (used in)
       operating activities                  (7,028,100)   7,501,000


Cash flows from investing activities
  Proceeds from fixed asset sales             9,464,300       46,200
  Decrease in restricted cash                         0    6,212,000
  Increase in short-term investments         (2,500,000)           0
  Additions to property, plant and
    equipment                                (5,650,200)  (4,449,100)
  Other changes in investments
    in affiliates                                     0     (322,400)
  Sale of investments                                 0      242,500
  Decrease in receivables from
    affiliates                                3,677,200    6,136,000

      Net cash provided by
       investing activities                 $ 4,991,300   $7,865,200




                    WINDMERE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)

                                                 Nine Months Ended
                                                9/30/94      9/30/93

Cash flows from financing activities
  Payments of long-term debt                 $  (611,300) $(2,000,600)
  Exercises of stock options
   and warrants                                1,225,000      882,600
  Cash dividends paid                         (1,688,900)           0
  Purchases of common stock                   (2,236,200)           0

    Net cash used in
        financing activities                  (3,311,400) ( 1,118,000)

      Increase (decrease) in cash and
        cash equivalents                      (5,348,200)  14,248,200

Cash and cash equivalents at
  beginning of year                           24,794,700    7,294,500

Cash and cash equivalents at end
  of quarter                                 $19,446,500  $21,542,700


              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the nine months for:

            Interest                         $   389,200  $   474,400
            Income taxes                     $   177,300  $ 1,143,500



     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for additional
   investment in Durable Electrical
   Metal Factory, Ltd.                       $ 8,000,000  $         0












The accompanying notes are an integral part of these statements.

                    WINDMERE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1994 and 1993, and the results of operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Note 2.   Investments include:

                                    9/30/94   12/31/93    9/30/93
          Joint Ventures - at
           cost plus equity in
           undistributed earnings  $      0  $       0   $      0

          The Company's joint venture investment at each of the above dates had a negative value of approximately $.3 million, which deficits have been classified as a reduction in Receivables from Affiliates.

          The following table provides financial data for the Company's joint venture investment accounted for on the equity method:

                                     Nine                         Nine
                                 Months Ended  Year Ended     Months Ended
                                   9/30/94      12/31/93        9/30/93

Sales                          $ 25,027,300  $ 24,507,400   $ 20,949,300
Gross Profit                   $  3,105,600  $  2,431,300   $  1,753,300
Net Earnings (Loss)            $    361,600  $   (246,800)  $   (313,700)

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

Note 4: In May 1994, President Clinton extended the People's Republic's most-favored-nation (MFN) trading status for an additional year, beginning July 3, 1994. In making the decision to renew the People's Republic's MFN status, the President announced that the United States would, in the future, permanently de-link MFN renewal from human rights issues, other than freedom of emigration provisions. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conducted under the auspices of the General Agreement on Tariffs and Trade (GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 per cent ad valorem, as set forth in Column 2 of the HTSUS. If MFN status for goods produced in the People's Republic were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

          In June 1994, in accordance with the Trade Act of 1974, as amended, the Office of the United States Trade Representative
          (USTR) listed the People's Republic as a "priority foreign country" based on its alleged failure to provide adequate and effective protection of intellectual property rights and initiated an investigation of its acts, policies and practices in this area. While the USTR noted that the People's Republic has implemented most of its commitments under the 1992 Memorandum of Understanding Between the Government of the United States of America and the Government of the People's Republic on the Protection of Intellectual Property, certain issues remain unresolved.

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

          The acquisition of the additional 20% interest in Durable added $.02 and $.11 per share to the Company's 1994 third quarter and nine month's earnings results, respectively, of which $.08 represented a non-recurring gain on the sale of property.



Note 9. The Board of Directors of the Company has declared a regular quarterly cash dividend of $.05 per share on its common stock. This dividend was paid June 15, 1994 and September 15, 1994.

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




ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1994 Compared to
  Three Months Ended September 30, 1993

Net sales were $55.9 million during the third quarter, a 4.7% increase from the $53.4 million recorded for the same period last year. Manufacturing sales were $2.1 million higher primarily due to increased shipments of kitchen electric appliances. Wal-Mart Stores, Inc. and Sally Beauty Company accounted for 15.7% and 12.1% of the Company's total sales during this year's third quarter, respectively.

                                   COMPARATIVE SALES RESULTS
                                       Three Months Ended

                        September 30, 1994           September 30, 1993

DISTRIBUTION           $ 50,182,900    89.8%        $ 49,792,500    93.2%
MANUFACTURING             5,702,100    10.2            3,610,900     6.8
  Total Sales          $ 55,885,000   100.0%        $ 53,403,400   100.0%

The Company's gross margin percentage declined in the current year's third quarter to 31.4% of sales from the 32.2% level achieved during the same period last year primarily due to higher raw materials costs and a greater concentration of manufacturing sales, which carry lower margins.

Selling, general and administrative expenses as a percentage of sales were 18.2% and 20.3% in the third quarters of 1994 and 1993, respectively. Reduced advertising costs and the greater concentration of manufacturing sales, which incur lower selling, general and administrative expenses than distribution sales, accounted for the lower level of these expenses.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States.

Effective April 1, 1994, the Company acquired the 20% interest in Durable that it did not already own. This acquisition added $.02 per share to the Company's 1994 third quarter earnings results. See Note 8 on page 11.

The average number of common shares and common equivalent shares used in computing per share results was 11.2% higher in 1994 primarily as a result of the shares issued to acquire the additional 20% interest in Durable and from the exercise of stock options and warrants, as well as a higher dilutive effect from unexercised stock options and warrants due to increases in the quoted market price of the Company's common stock.

Nine Months Ended September 30, 1994 Compared to
 Nine Months Ended September 30, 1993

Net sales were $129.0 million for the nine months ended September 30, 1994, a .2% increase from the $128.7 million recorded for the same period last year. The Company's distribution businesses had a sales increase of $3.5 million on higher unit shipments of its core product lines and from the introduction of hair care appliances under the Helene Curtis Salon Selectives brand name. Durable's manufacturing sales were $3.2 million lower primarily due to a $6.4 million decline in sales of electric fragrance units, which was partially offset by increased shipments of kitchen electric appliances. Wal-Mart Stores, Inc. and Sally Beauty Company have accounted for 16.3% and 11.5% of the Company's total sales in 1994, respectively.

                                    COMPARATIVE SALES RESULTS
                                         Nine Months Ended

                            September 30, 1994       September 30, 1993

DISTRIBUTION              $114,321,500   88.6%      $110,797,800    86.1%
MANUFACTURING               14,717,100   11.4         17,894,000    13.9
  Total Sales             $129,038,600  100.0%      $128,691,800   100.0%

The Company's gross margin percentage increased for the nine months ended September 30, 1994 to 30.1% of sales from the 29.2% level in the prior year primarily due to the greater concentration of higher-margin distribution sales.

Selling, general and administrative expenses as a percentage of sales and in absolute dollars were at similar levels for the nine months ended September 30, 1994 and 1993.

In 1994's second quarter, the Company recorded an unusual and non-recurring gain of $7.8 million on the sale of 60,000 square feet of office space in Hong Kong. See Note 7 on page 11.

The Company's equity in net earnings (loss) of joint ventures, excluding the results of a joint venture sold in August 1993, was $.2 million and $(.2) million in the first nine months of 1994 and 1993, respectively. Higher gross margins this year produced the improved earnings.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States. No taxes were provided on the Hong Kong property sale as the gain from that transaction is not taxable. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on January 1, 1993, which changed the Company's method of accounting for income taxes to an asset and liability approach. The cumulative effect of this change in the method of accounting for income taxes, after minority interest in the portion relating to Durable, was a benefit of $1,731,100 or $.11 per share.

Effective April 1, 1994, the Company acquired the 20% interest in Durable that it did not already own. This acquisition added $.11 per share to the Company's nine month's earnings results, of which $.08 represented a non-recurring gain on the sale of property. See Note 8 on page 11.

The average number of common shares and common equivalent shares used in computing per share results was 8.5% higher in 1994 primarily as a result of the shares issued to acquire the additional 20% interest in Durable and from the exercise of stock options and warrants, as well as a higher dilutive effect from unexercised stock options and warrants due to increases in the quoted market price of the Company's common stock.




Liquidity & Capital Resources

At September 30, 1994, the Company's current ratio and quick ratio were 5.1 to 1 and 2.7 to 1 and at September 30, 1993, they were 4.4 to 1 and 2.4 to 1, respectively. Working capital at September 30, 1994 and 1993 was $130.5 million and $111.5 million, respectively.

Cash and cash equivalents at September 30, 1994 were approximately $5.3 million lower than the December 31, 1993 level. Cash of $7.0 million was used in operating activities, largely for a seasonal buildup of accounts receivable and inventory levels. The Company received $9.5 million from the sale of office space in Hong Kong in April and utilized approximately $5.7 million of cash during the nine month period for purchases of new fixed assets. The Company acquired 205,300 shares of its common stock for retirement during this year's third quarter, at a cost of $2.2 million.
In addition, cash dividends of $1.7 million have been paid this year.

A foreign bank provides a $3.9 million line of credit, payable on demand, to certain of the Company's foreign subsidiaries (the "subsidiaries"). The credit facility is secured primarily by the subsidiaries' right, title and interest in all of their present and future property, accounts receivable, inventory, equipment and general intangibles located in Hong Kong and in the People's Republic of China. In addition, the Company entered into a guarantee agreement whereby it agreed to be liable should the subsidiaries default in their obligations. At September 30, 1994, the subsidiaries were utilizing, including letters of credit, approximately $2.4 million of this credit line, leaving an additional funding capacity of $1.5 million.

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

The Company believes that its cash on hand and internally generated funds, together with its credit lines, will provide sufficient funding to meet the Company's capital requirements and its operating needs for the foreseeable future.

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

In May 1994, President Clinton extended the People's Republic's most-favored-nation (MFN) trading status for an additional year, beginning July 3, 1994. In making the decision to renew the People's Republic's MFN status, the President announced that the United States would, in the future, permanently de-link MFN renewal from human rights issues, other than freedom of emigration provisions. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conducted under the auspices of the General Agreement on Tariffs and Trade
(GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 per cent ad valorem, as set forth in Column 2 of the HTSUS. If MFN status for goods produced in the People's Republic were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

In June 1994, in accordance with the Trade Act of 1974, as amended, the Office of the United States Trade Representative (USTR) listed the People's Republic as a "priority foreign country" based on its alleged failure to provide adequate and effective protection of intellectual property rights and initiated an investigation of its acts, policies and practices in this area. While the USTR noted that the People's Republic has implemented most of its commitments under the 1992 Memorandum of Understanding Between the Government of the United States of America and the Government of the People's Republic on the Protection of Intellectual Property, certain issues remain unresolved.

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          See "Legal Proceedings" in Part I, Item 2 of this report.

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Exhibits

          None.

 (b) There were no reports on Form 8-K filed for the three months ended September 30, 1994.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           WINDMERE CORPORATION
                                               (Registrant)



November 8, 1994                   By:               /s/
                                         Harry D. Schulman
                                         Executive Vice President - Finance
                                          and Administration and Chief
                                          Financial Officer
                                         (Duly authorized to sign on
                                          behalf of the Registrant)


November 8, 1994                   By:                /s/
                                          Burton A. Honig
                                          Vice President - Finance
                                          (Duly authorized to sign on
                                           behalf of the Registrant)