Form 10-K
WINDMERE CORP
filed 1995-03-30
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (305) 362-2611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
Common Stock $.10 Par Value        New York Stock Exchange
Special Preferred Stock Rights     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No_____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



     As of March 20, 1995, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $9.125) held by non-affiliates of the Registrant was approximately $118,312,000.
  APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                     16,735,545 Shares of Common Stock
              (as of the close of business on March 20, 1995)

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Windmere Corporation's 1994 Annual Report to Shareholders (for the fiscal year ended December 31, 1994). Information contained in this document has been incorporated by reference in PARTS I and II.

2.   Windmere Corporation Proxy Statement for its 1995 Annual
     Meeting of Shareholders (dated April 10, 1995). Information contained in this document has been incorporated by reference in PART III.


                                   PART I

ITEM 1.                    DESCRIPTION OF BUSINESS

General

Windmere Corporation (the "Company") is engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. The Company designs and manufactures its products for sale to retail stores, distributors and professional beauty supply customers located primarily in the United States, Canada and Europe, with additional distribution in Latin America and the Far East. The Company's products are sold largely under its Windmere trade name, as well as under other trade names, trademarks and private labels. The Company also manufactures products on a contract basis for others.

The Company's products are primarily manufactured by Durable Electrical Metal Factory, Ltd. ("Durable"), its wholly-owned Hong Kong subsidiary, in Bao An County, Guandong Province of the People's Republic of China ("People's Republic"), which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. Substantially all of the Company's products are manufactured by Durable and unrelated factories in the People's Republic. Approximately 85% to 90% of the Company's products are manufactured by Durable. The supply and cost of these products can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic.

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

In May 1994, President Clinton extended the People's Republic's most-favored-nation (MFN) trading status for an additional year, beginning July 3, 1994. In making the decision to renew the People's Republic's MFN status, the President announced that the United States would, in the future, permanently de-link MFN renewal from human rights issues, other than freedom of emigration provisions. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conducted under the auspices of the General Agreement on Tariffs and Trade (GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 percent ad valorem, as set forth in Column 2 of the HTSUS. If MFN status for goods produced in the People's Republic were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

In June 1994, in accordance with the Trade Act of 1974, as amended, the Office of the United States Trade Representative (USTR) listed the People's Republic as a "priority foreign country" based on its alleged failure to provide adequate and effective protection of intellectual property rights. On February 4, 1995, the USTR announced that the United States would take retaliatory trade action against the People's Republic if the Chinese government did not agree to immediately address its intellectual property rights concerns. The USTR also published a list of products comprising $1.0 billion worth of Chinese exports to the United States which would be subject to increased duties. Products currently manufactured by and for the Company in the People's Republic were excluded from the USTR's retaliation list. On February 26, 1995, the United States and the People's Republic signed an agreement resolving this dispute, thereby averting the implementation of the proposed trade sanctions.

The Company was incorporated under the laws of the State of Florida in 1963. As used herein, the term "Company" refers to Windmere Corporation and its subsidiaries, unless the context indicates otherwise. The Company's executive offices are located at 5980 Miami Lakes Drive, Miami Lakes, Florida 33014, (see Item 2. Properties), and its telephone number is (305) 362-2611.

Products

The major portion of the Company's revenues are generated by the sale of personal care products. The Company's personal care products include hair dryers, curling irons, curling brushes, hairsetters, combs and brushes, shears, mirrors and electric shavers.

The Company's appliances include toasters, toaster ovens, can openers, blenders, hand mixers, waffle irons, steam irons, electronic air cleaners, fans and air fresheners.

In 1994, 1993 and 1992, net sales of personal care products and appliances represented approximately 70% and 30%, 74% and 26%, and 67% and 33%, respectively, of the Company's total net sales.

Marketing and Distribution

Distribution:

The Company's products are sold principally by independent sales representatives. The Company utilizes media advertising, cooperative advertising and collateral materials to promote its products.

The Company's products are sold under various federal trademarks and registrations, some of which include: Windmere, Jumbo Curl, Belson Pro, Curlmaster, Design Pro, First Class Gourmet, Solid Gold, Hot 'n Steamy, Windmere Salon, Steam Express, Air Moves, ESP, Electric Shock Protection, VIP Pro, Setting Pretty, Skinni Mini, Clothes Shaver, Easy Styler, Four Way Curls, Set Up, All Curl Trio, Mirror Go Lightly, Jerdon, First Class, Plak Trac, Plak Pro, Hands Free, Smoke Catcher, Curly Top, Prelude, High Fashion, Belson, Pro Touch, Pro Star, Hot Silver, Golden Touch, Profiles, Comare, Salon Designs, Premiere, Espree, Gold'N-Hot and Gentle Air. The Company believes that its business has not been materially dependent on any one such trademark.

The Company's distribution businesses include the sale of consumer products and professional salon products primarily in the United States, Canada and Europe. Consumer products are primarily sold under the Windmere brand and professional salon products are sold under the Belson Products and Comare brands. In addition, private label and controlled label sales are made by the Company.

In the United States, the Company wholesales its line of consumer products nationwide to retailers, including department stores, drug chains, catalog stores and discount and variety stores. The Company also markets its consumer and professional salon appliances, hair pieces and a wide variety of brushes and other hair care accessories to beauticians, barbers and stylists through distributors. In addition, certain items, including the Company's hair dryers, curling irons and other personal care appliances, are sold through professional beauty and barber retail store outlets.

The Company owns a 50% interest in a joint venture, Paragon Industries, which distributes electric fans and other seasonal products manufactured by Durable and unaffiliated third parties. At December 31, 1994, this investment had a negative book value of $.4 million and there were no significant contingent liabilities arising from such investment.

Manufacturing:

The Company's manufacturing business is conducted by Durable. Durable, through its twenty-three year relationship with the Company, has produced an extensive product line, which includes not only the appliances sold to the Company and its customers and a substantial amount of oscillating fans for a joint venture, but it has also become a contract manufacturer for a range of products, such as toasters, toaster ovens, can openers, blenders, hand mixers, waffle irons, electric plug-in fragrance units and contact lens cleaners, which it sells primarily to customers in the United States, Canada and Europe. Some of its customers are Rival, Reckitt and Colman (Airwick), Salton-Maxim and Bausch & Lomb.

Manufacturing and Supplies

The Company's foreign sales and operations are subject to the usual risks incident to operating abroad, including currency fluctuations, political conditions and changes in foreign laws. A weakening or strengthening of the United States dollar may result in higher or lower cost of goods for the Company from suppliers in countries whose exchange rate does not parallel the United States dollar, unlike Hong Kong the currency of which fluctuates substantially parallel to the United States dollar.

The Company generates approximately 85% to 90% of its revenues from products manufactured by Durable in the People's Republic. Such products utilize raw materials available from at least two and as many as nine or more independent suppliers. The Company has no material dependence on any single foreign source for such materials.

Seasonality

The Company's business is generally seasonal. The Company has historically experienced higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for the Company's products in the late summer for "back to school" sales and in the fall for Christmas sales. In typical years, the Company begins to accumulate inventory for its major selling season in June and July and it continues to purchase products at accelerated rates until November. The Company's major sales occur during August through November. Sales are generally made on 60 to 90 day terms. Heaviest collections on its open accounts receivable are received from November through March, at which time the Company is in its most liquid state.

Backlog

The Company's backlog of orders as of December 31, 1994, 1993 and 1992 was approximately $20.1 million, $17.7 million and $18.4 million, respectively, which orders are generally shipped within the next succeeding year.

Competition

The Company encounters significant competition with respect to all of
its products.   Although the Company's prices for products distributed
under its labels are in general below or competitive with those of many nationally advertised brands, the Company also competes through quality of product, attractive packaging, breadth of product lines, speed of delivery and maintenance of good customer relations. Many of the Company's major competitors are substantially larger, have greater financial and other resources and spend more for national advertising. Some of the Company's competitors include Conair, Helen of Troy and Remington.

Regulation

In the United States, Canada and Europe, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. ("UL") or other safety regulation certification prior to marketing electrical appliances in those jurisdictions. All of the non-professional salon appliances marketed by the Company have such certifications. The Company endeavors to have most of its products designed to meet those requirements and to be so certified, although there can be no assurance that those products, or additional electrical appliances which may be developed by the Company, will meet such specifications. Certain of the products sold by the Company in the United States are subject to the cosmetic purity and labelling provisions of the Fair Packaging and Labelling Act. The Company believes that in addition to complying with the Fair Packaging and Labelling Act, it complies with the applicable rules and regulations of the Federal Trade Commission and other municipal agencies with respect to, among other things, the content of advertising and other trade practices.

Patents

Although the Company does not believe that its business is materially dependent upon patents and patent protection, from time to time, new products have been introduced with unique features for which the Company has filed or obtained licenses for patents and design registrations in the United States and in several foreign countries.

Employees

At March 1, 1995, the Company's distribution businesses in the United States, Canada, Europe and Hong Kong employed approximately 260 persons. Durable's operations in Hong Kong and the People's Republic of China employed approximately 11,800 persons. The Company enjoys satisfactory working relations with these employees. The Company is not a party to any collective bargaining agreement.

Geographic Area Financial Information

Incorporated by reference to the Company's 1994 Annual Report to Shareholders, under the caption, "Note M to Consolidated Financial Statements, Geographic Area Information". Included as part of Exhibit 13.

Item 2.  PROPERTIES

The executive offices of the Company, from which a significant amount of its business activities are conducted, are currently located at 5980 Miami Lakes Drive, Miami Lakes, Florida. All of the space in this two-story office and warehouse facility is owned and occupied by the Company. The Company also utilizes the services of public warehouses located in Reno, Nevada and Memphis, Tennessee pursuant to short-term contracts.

Durable owns approximately 50,000 sq. ft. of office space in Hong Kong, of which 30,000 sq. ft. is used for its and the Company's trading companies' headquarters. Durable also utilizes facilities of 1,800,000 sq. ft. in the People's Republic which it operates under contracts with the local government. The contracts require such periodic adjustments that terms of between one and five years exist at all times. Certain facilities have contract terms extending beyond five years.

ITEM 3.  LEGAL PROCEEDINGS

In 1990, Lasko Metal Products, Inc. ("Lasko") of West Chester, Pennsylvania, filed a petition with the U.S. Department of Commerce ("Commerce") and the U.S. International Trade Commission alleging that oscillating fans and ceiling fans from the People's Republic of China ("PRC") are being sold at less than fair value and are causing material injury to an industry in the United States. The Company manufactures oscillating fans in the PRC which are distributed in the United States. The Company also has a 50% interest in a joint venture which imports such fans into the United States.

In 1991, Commerce announced its final less-than-fair value sales determination, finding a de minimis dumping margin on oscillating fans manufactured and imported by the Company. Based on this result, Commerce published an antidumping duty order, excluding all oscillating fans manufactured by the Company from the duties imposed.


In January 1992, the final determination and antidumping duty order was appealed to the U.S. Court of International Trade ("Court") by Lasko.
In December 1992, the Court affirmed Commerce's determination with respect to all of the challenges raised by Lasko. Lasko's appeal of the Court's decision to the Court of Appeals for the Federal Circuit was denied in December 1994. Lasko has indicated that it does not plan to appeal further, therefore the matter is closed with no adverse impact on the Company.

In April 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses and counterclaims to these claims by Izumi. The Company has filed a pre-answer motion to dismiss Izumi's complaint in full, decision on which is pending, and it intends to defend this action fully and vigorously.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS


The Company's common stock is traded on the New York Stock Exchange under the symbol WND. High and low market prices and dividends paid per share in 1994 and 1993, by quarters, are as follows:

                            Market Price            Cash
                         High         Low         Dividends
1994
Fourth quarter          11 1/8       7 5/8          $.05
Third quarter           12           9 3/8           .05
Second quarter          11 7/8       7 3/4           .05
First quarter            8 1/2       6 3/4           .00
                                                    $.15

1993
Fourth quarter           8 3/4       7 5/8          $.00
Third quarter            8 7/8       7               .00
Second quarter           8 3/8       6 3/8           .00
First quarter            7 3/4       5 7/8           .00
                                                    $.00

The approximate number of holders of common stock of the Company, as of December 31, 1994, was 1,700. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 8,000 shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

                                1994           1993            1992

Net sales                     $181,112       $170,661       $175,450
Gross profit                  $ 53,269       $ 51,693       $ 52,405
Equity in earnings (loss)
 of joint ventures            $     91       $   (504)      $   (848)
Earnings (loss) before taxes
 and minority interest        $ 23,131       $ 12,305       $  6,531
Provision for taxes
 (benefits)                   $  2,595       $  1,365       $    805
Effective tax rate                11.3%          10.7%          10.9%
Net earnings (loss)           $ 20,537*      $ 11,469**     $ 34,335***
Working capital               $129,281       $117,961       $104,139
Current ratio                 7.0 to 1       5.8 to 1       4.8 to 1
Property, plant and
 equipment, net               $ 28,449       $ 25,022       $ 24,546
Total assets                  $197,124       $180,479       $172,974
Long-term debt, deferred
 liabilities and minority
 interest                     $  4,932       $  9,492       $ 12,291
Common stock in treasury -
 at cost                      $      -       $      -       $      -
Stockholders' equity          $170,625       $146,587       $132,922

Per share data:

Net earnings (loss)           $   1.17*      $    .71**     $   2.09***
Cash dividends paid           $    .15       $      -       $      -
Book value at year end        $  10.20       $   9.29       $   8.65
Return on average equity          12.9%           8.2%         29.4%

*Includes a non-recurring gain on the sale of Hong Kong office space of $7,810,500, or $.45 per share.

**Includes cumulative effect of accounting change benefit of $1,731,100, or $.11 per share.

***Includes extraordinary credit from litigation settlement of $29,648,800, or $1.82 per share.

                                     1991           1990

Net sales                          $141,608       $154,859
Gross profit                       $ 37,658       $ 45,730
Equity in earnings (loss)
 of joint ventures                 $ (1,020)      $    731
Earnings (loss) before taxes
 and minority interest             $(11,947)      $ (2,511)
Provision for taxes
 (benefits)                        $   (813)      $  1,874
Effective tax rate                     (7.4)%            -
Net earnings (loss)                $ (9,488)      $ (3,729)
Working capital                    $ 96,705       $ 65,376
Current ratio                      4.8 to 1       1.6 to 1
Property, plant and
 equipment, net                    $ 25,751       $ 27,353
Total assets                       $175,836       $237,581
Long-term debt, deferred
 liabilities and minority
 interest                          $ 49,999       $ 12,723
Common stock in treasury -
 at cost                           $  7,344       $ 10,777
Stockholders' equity               $100,216       $110,698

Per share data:

Net earnings (loss)                $   (.59)      $   (.23)
Cash dividends paid                $      -       $      -
Book value at year end             $   6.19       $   7.25
Return on average equity                  -              -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 1994 compared with Year Ended December 31, 1993

Net Sales

Net sales were $181.1 million and $170.7 million for the years ended December 31, 1994 and 1993, respectively. The higher sales volume was produced by the Company's distribution businesses on increased unit shipments of core products. The sales increase was almost evenly divided between shipments to retailers and professional beauty supply customers. Manufacturing sales by Durable were relatively unchanged, as 1994's growth in sales of kitchen electric appliances offset a $6.5 million decline in sales of electric fragrance units. Wal-Mart Stores, Inc. accounted for 17.8% of the Company's 1994 sales.

Set forth below is a table indicating the revenues that the Company derived from its distribution and manufacturing operations for the periods indicated:

                             Year Ended December 31,

                           1994                         1993

Distribution   $155,320,600       86%        $144,609,600         85%
Manufacturing    25,791,600       14           26,051,800         15
  Total Sales  $181,112,200      100%        $170,661,400        100%

Gross Profit Margin

The Company's gross profit margin declined in 1994 to 29.4% of sales from the 30.3% level in the prior year. The lower gross margin resulted primarily from three factors. The Company experienced the effects of higher raw materials prices in its third and fourth quarters of 1994. In addition, growth in kitchen electric appliance sales was achieved at lower than normal margins in order to establish a market presence. Finally, while manufacturing sales were level for both years, electric fragrance unit sales, which had higher margins, were significantly lower in 1994.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 22.0% and 23.6% in 1994 and 1993, respectively. The Company's lower aggregate operating expenses were primarily a result of reduced advertising costs and legal expenses.

Unusual or Non-Recurring Items

In 1994, the Company recorded an unusual and non-recurring gain of $7.8 million on the sale of 60,000 square feet of office space in Hong Kong. No taxes were provided as the gain is not taxable.

Equity in Net Earnings (Loss) of Joint Ventures

The Company's equity in net earnings (loss) of joint ventures, excluding the results of a joint venture sold in August 1993, was $.1 million and $(.3) million in 1994 and 1993, respectively. Higher sales and gross margins this year produced the improved earnings.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States. Non-recurring transactions in 1994 and 1993 lowered the Company's effective tax rate by 5.9 percentage points in each year.

Earnings Per Share

The average number of common shares and common equivalent shares used in computing per share results was 8.5% higher in 1994 primarily as a result of the 1,000,000 shares issued to acquire the additional 20% interest in Durable, the exercise of stock options and warrants, as well as a higher dilutive effect from unexercised stock options and warrants due to increases in the quoted market price of the Company's common stock during most of 1994. The purchase and retirement of 397,400 common shares produced only a small reduction in the annual weighted average shares total because these purchases occurred late in 1994.

Year Ended December 31, 1993 compared with Year Ended December 31, 1992

Net Sales

Net sales were $170.7 million and $175.5 million for the years ended De-cember 31, 1993 and 1992, respectively. The Company's distribution businesses had a sales increase of $11.8 million primarily resulting from higher unit shipments of its core products. Durable's manufacturing sales were $16.6 million lower primarily due to reduced shipments of electric fragrance unit and fan products. Wal-Mart Stores, Inc. accounted for 19.3% of the Company's 1993 sales.

Set forth below is a table indicating the revenues that the Company derived from its distribution and manufacturing operations for the periods indicated:

                               Year Ended December 31,

                        1993                           1992

Distribution   $144,609,600          85%      $132,836,000         76%
Manufacturing    26,051,800          15         42,614,000         24
  Total Sales  $170,661,400         100%      $175,450,000        100%

Gross Profit Margin

The Company's gross profit margin rose in 1993 to 30.3% of sales from the 29.9% level in the prior year. Durable's manufacturing margins primarily increased as a result of improved purchasing practices, which led to lower material costs. Partially offsetting these increased manufacturing margins were lower gross margins earned by the Company's distribution businesses in the generation of their higher sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 23.6% in 1993 and 1992. The Company's aggregate expenses decreased by $1.1 million primarily due to Durable incurring lower shipping and royalty costs relative to the reduced electric fragrance unit shipments.

Interest Expense/Interest and Other Income

The Company's interest expense declined by approximately $1.5 million or 64% primarily due to reduced debt levels.

The Company's interest and other income was $2.2 million and $4.0 million for 1993 and 1992, respectively. The 1992 balance includes a $2.2 million gain from the disposition of Catalina Lighting, Inc. ("Catalina") common stock.

Equity in Net Earnings (Loss) of Joint Ventures

The Company's equity in net earnings (loss) of joint ventures, excluding the results of a joint venture sold in August 1993, was $(.3) million and $(.2) million in 1993 and 1992, respectively.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States.

Cumulative Effect of Accounting Change

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

Earnings Per Share

The average number of common shares and common equivalent shares used in computing per share results was slightly lower in 1993 primarily as a result of the purchase and retirement of 858,575 shares from Catalina in October 1992, which was partially offset by the higher dilutive effect from unexercised stock options due to increases in the quoted market price of the Company's common stock and the additional shares issued pursuant to the exercise of stock options and warrants.

Liquidity & Capital Resources

At December 31, 1994, the Company's working capital was $129.3 million, an increase of $11.3 million since the end of 1993. At the end of 1994, 1993 and 1992, the Company's current ratio was 7.0 to 1, 5.8 to 1 and 4.8 to 1, respectively, and its quick ratio was 3.6 to 1, 3.1 to 1 and 2.3 to 1, respectively.

Cash and cash equivalents decreased by $11.8 million during 1994. Cash of $.5 million was provided from operating activities, which was net of $14.5 million used in a seasonal buildup of accounts receivable and inventories. The Company received $9.5 million from the sale of office space in Hong Kong in April 1994, and spent approximately $10.4 million during the year for additions to its fixed assets. In 1994, the Company purchased and retired 397,400 shares of its common stock at a cost of $3.9 million. Quarterly cash dividend payments were resumed in June 1994, and for the year, $2.5 million was paid to shareholders.

A foreign bank provides a $3.9 million line of credit, payable on demand, to certain of the Company's foreign subsidiaries (the "subsidiaries"), secured primarily by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China. In addition, should the subsidiaries default in their obligations, the Company has guaranteed the payment of this debt. At December 31, 1994, the sub-sidiaries were utilizing, including letters of credit, approximately $1.5 million of this credit line, leaving an additional funding capacity of $2.4 million.

The Company has a $10.0 million demand line of credit from a domestic bank, which is secured by domestic accounts receivable. The Company has had no borrowings under this facility.

No provision for U.S. taxes has been made on undistributed earnings of the Company's foreign subsidiaries and joint ventures because management plans to reinvest such earnings in their respective operations or in other foreign operations. Repatriating those earnings or using them in some other manner which would give rise to a U.S. tax liability would reduce after tax earnings and available working capital.

The Company believes that its cash on hand and internally generated funds, together with its credit lines, will provide sufficient funding to meet the Company's capital requirements and its operating needs for the foreseeable future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Company's 1994 Annual Report to Shareholders (Exhibit 13). See also PART IV, ITEM 14(a)2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders under the caption "Security Ownership".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by Reference to the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  FINANCIAL STATEMENTS

               The following consolidated financial statements of Windmere Corporation and subsidiaries are incorporated by reference in
               PART II, ITEM 8:


         AUDITOR'S REPORT                             Exhibit 13


         CONSOLIDATED BALANCE SHEETS AS OF
         DECEMBER 31, 1994 AND 1993                   Exhibit 13

         CONSOLIDATED STATEMENTS OF EARNINGS
         YEARS ENDED DECEMBER 31, 1994, 1993
         AND 1992                                     Exhibit 13

         CONSOLIDATED STATEMENTS OF
         STOCKHOLDERS' EQUITY - THREE YEARS ENDED
         DECEMBER 31, 1994                            Exhibit 13

         CONSOLIDATED STATEMENTS OF
         CASH FLOWS - YEARS ENDED
         DECEMBER 31, 1994, 1993 AND 1992             Exhibit 13

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS                                   Exhibit 13


2.       FINANCIAL STATEMENT SCHEDULES

         AUDITOR'S REPORT                             Filed herewith

         SCHEDULE II -  VALUATION AND QUALIFYING
                          ACCOUNTS AND RESERVES -
                          YEARS ENDED DECEMBER 31,
                          1994, 1993 AND 1992         Filed herewith

Individual financial statements of the Company have been omitted since consolidated financial statements have been presented, the parent is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly-owned. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

3.        EXHIBITS

(3)       Articles of Incorporation and By-Laws.

3.1 Amended and Restated Articles of Incorporation of the Company filed with the Florida Secretary of State on May 17, 1984. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1984.

3.2 Articles of Amendment to the Articles of Incorporation of the Company filed with the Florida Secretary of State on May 16, 1986. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

3.3 Articles of Amendment to the Articles of Incorporation of the Company filed with the Florida Secretary of State on June 23, 1986. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

3.4 By-Laws as amended through October 11, 1991. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

3.5 Amendment to October 11, 1991 By-Laws. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(10)      Material Contracts

          Executive Compensation Plans and Arrangements

10.1 Employment Agreement dated as of January 27, 1983, between Belvin Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1982.

10.2 Employment Agreement, First Amendment, dated as of February 27, 1987, between Belvin Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

10.3 Employment Agreement, Second Amendment, dated as of December 16, 1992, between Belvin Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.4 Employment Agreements dated as of July 18, 1983, between David M. Friedson, Barbara Friedson Garrett and Arnold Thaler, respectively, and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1983.

10.5 Employment Agreement, First Amendment, dated as of January 17, 1985, between David M. Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1984.

10.6 Employment Agreement, Second Amendment and Nonqualified Stock Option, dated as of September 30, 1985, between David M. Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

10.7 Employment Agreement (Third Amendment) and Nonqualified Stock Option (First Amendment) dated as of October 28, 1987, between David M. Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.8 Employment Agreement (Fourth Amendment) and Nonqualified Stock Option (Second Amendment) dated as of October 26, 1987, between David M. Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.9 Employment Agreement (Fifth Amendment) dated as of December 16, 1992, between David M. Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.10 Nonqualified Stock Option dated as of January 5, 1987, granted by the Company to Barbara Friedson Garrett. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

10.11 Employment Agreement (First Amendment) and Nonqualified Stock Option (First Amendment) dated as of October 26, 1987, between Barbara Friedson Garrett and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.12 Employment Agreement (Second Amendment) and Nonqualified Stock Option (Second Amendment) dated as of October 26, 1987 between Barbara Friedson Garrett and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.13 Employment Agreement (Third Amendment) dated as of December 16, 1992, between Barbara Friedson Garrett and the Company.
          Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.


10.14 Nonqualified Stock Option dated as of January 5, 1987, granted by the Company to Arnold Thaler. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

10.15 Employment Agreement (First Amendment) and Nonqualified Stock Option (First Amendment) dated as of October 26, 1987 between Arnold Thaler and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.16 Employment Agreement (Second Amendment) and Nonqualified Stock Option (Second Amendment) dated as of October 26, 1987 between Arnold Thaler and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.17 Employment Agreement (Third Amendment) dated as of December 16, 1992, between Arnold Thaler and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.18 Employment Agreement dated May 31, 1987, between Robert Gorman and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.19 Employment Agreement (First Amendment) dated as of December 16, 1992, between Robert Gorman and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.20 1982 Employees Incentive Stock Option Plan. Incorporated by reference to Exhibit 4 to Post-Effective Amendment No. 1 to the Company's Form S-8 Registration Statement No. 2-92540.

10.21 Amendment to 1982 Employees Incentive Stock Option Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.22 1992 Employees Incentive Stock Option Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.23 Employment Agreement dated as of October 26, 1987 between Burton A. Honig and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.24 Employment Agreement (First Amendment) dated as of December 16, 1992, between Burton A. Honig and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.25 Consulting Agreement dated January 1, 1989 between Mr. Lai Kin, Chairman of Durable, and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

10.26 Employment Agreement dated January 3, 1989, between Harry Schulman and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

10.27 Employment Agreement (First Amendment) dated as of June 4, 1990, between Harry Schulman and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.28 Employment Agreement (Second Amendment) dated as of December 16, 1992, between Harry Schulman and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.29 1988 Director Stock Option Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

10.30 1989 Employees 401(k) Profit Sharing Plan and Trust. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10.31 Consulting Agreement, dated March 30, 1987, between Paragon Industries, Paragon Sales, Inc., William Weber, Jacqueline K. Weber and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.32 Amendment to Consulting Agreement, dated May 29, 1990, between Paragon Industries, Paragon Sales, Inc., William Weber, Jacqueline
          K. Weber and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.33 Second Amended and Restated Employment Agreement dated January 1, 1991, between David O'Neill and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.34 Second Amended and Restated Employment Agreement (First Amendment) dated December 16, 1992, between David O'Neill and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

Other Material Contracts

10.35 Installment Purchase Contract dated as of May 1, 1985, between the Dade County Industrial Development Authority and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

10.36 Asset Purchase Agreement dated September 30, 1988 between Sally Beauty Company, Alberto-Culver Company, the Company and certain of the Company's affiliates. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

10.37 Joint Venture Agreement, dated March 30, 1987, between Paragon Sales, Inc., William Weber, Jacqueline K. Weber and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.38 Amendment to Joint Venture Agreement, dated May 29, 1990, between Paragon Sales, Inc., William Weber, Jacqueline K. Weber and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10.39 Exclusive Sales Agreement dated May 29, 1992 among the Company, American International Industries and Zvi and Betty Ryzman. Incorporated by reference to the Company's Form S-2 Registration Statement No. 33-51776.

10.40 Settlement Agreement dated May 6, 1992 between North American Philips Corporation and the Company. Incorporated by reference to the Company's Form S-2 Registration Statement No. 33-51776.

10.41 Letter of Credit Agreement dated July 31, 1992 between NationsBank and the Company. Incorporated by reference to the Company's Form S-2 Registration Statement No. 33-51776.

10.42 Agreement dated May 28, 1991, between Xingiao Economic Development Corporation and Durable. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.43 Agreement dated May 28, 1991, between Bogang Economic Development Company and Durable. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.44 Agreement dated May 28, 1991, between Wanfeng Economic Development Corporation and Durable. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.45 Warrant Agreement dated October 1, 1992, between American Stock Transfer and Trust Company and the Company. Incorporated by reference to the Company's Form S-2 Registration Statement No. 33-51776.

10.46 Stock Purchase Agreement dated May 29, 1992 between Glamour Industries, Inc. and the Company. Incorporated by reference to the Company's Form S-2 Registration Statement No. 33-51776.

10.47 Trademark Licensing Agreement dated January 11, 1994, between Helene Curtis, Inc. and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.48 Letter Agreement dated December 28, 1993, between NationsBank and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.49 1995 Common Stock Purchase Rights Agreement dated March 6, 1995 between American Stock Transfer and Trust Company and the Company. Incorporated by reference to the Company's Form 8-A Registration Statement filed March 7, 1995.

10.50 Facility Letter dated June 28, 1994, from the Bank of East Asia, Limited to Durable and Durable Electric Limited. Exhibit 1.

10.51 Stock Acquisition Agreement dated April 1, 1994 between Durable, PPC Industries 1980 Limited, Ourimbah Investment, Limited and the Company. Exhibit 2.

(13) Annual Report to Security Holders for the year ended December 31, 1994. Exhibit 13.

(22)      Subsidiaries of the Registrant.  Filed herewith.

(24)      Consents of experts and counsel.  Filed herewith.

          (b)  REPORTS ON FORM 8-K

               The Company's periodic report on Form 8-K, dated March 6, 1995.

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Windmere Corporation

We have audited the accompanying consolidated balance sheets of Windmere Corporation and Subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Windmere Corporation and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Windmere Corporation and Subsidiaries for each of the three years in the period ended December 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Miami, Florida
February 7, 1995


                     WINDMERE CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Changes in allowance for possible
losses on accounts receivable:

                                Years Ended December 31,

                               1994          1993         1992

Balance at beginning
 of period                  $1,424,600    $1,635,600   $1,329,300

Addition - Charged to
 costs and expenses            231,400       212,100      507,700

Addition - Charged to
 other accounts (a)             31,300       157,300       38,400

Deductions (b)                (349,200)     (580,400)    (239,800)


Balance at end
 of period                  $1,338,100    $1,424,600   $1,635,600


(a)  Recoveries of amounts previously written off against the reserve.

(b)  Write-off of accounts receivable against the reserve.

Part IV.  Item 3.  (22).

SUBSIDIARIES OF THE REGISTRANT

Name                                         Incorporated In

Consumer Products Americas, Inc.           Florida

EDI Masters, Inc.                          Florida

Fortune Products, Inc.                     Florida

Jerdon Products, Inc.                      Florida

Windmere Fan Products, Inc.                Florida

Windmere Holdings Corporation              Delaware

Goal Making Company Limited                British Virgin Islands

Remdale Investments Limited                British Virgin Islands

Windmere Consumer Products, Inc.           Canada

Windmere France, S.A.R.L.                  France

Durable Electric, Ltd.                     Hong Kong

Durable Electrical Metal Factory, Ltd.     Hong Kong

Durable Europe, Ltd.                       Hong Kong

PPC Industries (1980) Ltd.                 Hong Kong

Sandgate Services, Ltd.                    Hong Kong

Windmere Europe, B.V.                      Netherlands

Each of the above subsidiaries is wholly-owned and is included in the consolidated financial statements as of December 31, 1994.

                               AUDITOR'S CONSENT

We have issued our report dated February 7, 1995, accompanying the consolidated financial statements and schedules incorporated by reference in the Annual Report of Windmere Corporation on Form 10-K for the year ended December 31, 1994. We hereby consent to the incorporation by reference of the aforementioned report in the Registration Statements of Windmere Corporation on Form S-8 (File No. 33-7681, effective September 30,
1986), Form S-8 (File No. 33-36424, effective August 17, 1990), Form S-2 (File No. 33-51776, effective January 19, 1993), and on Form S-8 (File No. 33-58574, effective February 22, 1993).


GRANT THORNTON LLP


Miami, Florida
March 27, 1995


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WINDMERE CORPORATION
                                  (Registrant)

BY:              /s/                     DATE:         3-27-95
    David M. Friedson, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

BY:              /s/                     DATE:         3-27-95
    David M. Friedson, Director and
    President (Principal Executive
    Officer)

BY:              /s/                     DATE:         3-27-95
    Harry D. Schulman, Executive Vice
    President - Finance and Administration
    (Principal Financial Officer)

BY:              /s/                     DATE:         3-27-95
    Burton A. Honig, Vice President -
    Finance (Principal Accounting Officer)

BY:              /s/                     DATE:         3-27-95
    Belvin Friedson, Chairman of the
    Board of Directors

BY:              /s/                     DATE:         3-28-95
    Bertley Sager, Director

BY:              /s/                     DATE:         3-28-95
    Jerald I. Rosen, Director

BY:              /s/                     DATE:         3-28-95
    Harold Strauss, Director

BY:              /s/                     DATE:         3-28-95
    Lai Kin, Director

BY:              /s/                     DATE:         3-28-95
    Leonard Glazer, Director

BY:              /s/                     DATE:         3-28-95
    Barbara Friedson Garrett, Director

BY:              /s/                     DATE:         3-28-95
    Felix S. Sabates, Director

BY:              /s/                     DATE:         3-28-95
    R. Erwin Fischer, Director