Form 10-Q
period 1995-03-31
WINDMERE CORP
filed 1995-05-15
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended   MARCH 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
       Class                                 on May 1, 1995

Common Stock, $.10 Par Value                  16,763,470





                   WINDMERE CORPORATION AND SUBSIDIARIES

                                   INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Statements of Earnings for
                First Quarters Ended March 31, 1995 and
                1994

               Consolidated Balance Sheets as of
                March 31, 1995, December 31, 1994
                and March 31, 1994

               Consolidated Statements of Cash Flows
                for Three Months Ended March 31, 1995
                and 1994

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

SIGNATURES


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                        First Quarter Ended
                               March 31, 1995         March 31, 1994

Sales                        $37,930,100 100.0%     $31,191,600  100.0%
Cost of Goods Sold            27,713,400  73.1       22,110,400   70.9
  Gross Profit                10,216,700  26.9        9,081,200   29.1
Selling, General and
 Administrative Expenses      10,102,000  26.6        9,072,400   29.1
  Operating Profit               114,700    .3            8,800     .0
Other (Income) Expense
 Interest Expense                130,300    .4          136,000     .4
 Interest and Other Income      (594,400) (1.6)        (516,200 ) (1.6)

                                (464,100) (1.2)        (380,200 ) (1.2)


Earnings Before Equity in Net
 Earnings (Loss) of Joint Venture,
 Income Taxes and Minority
 Interest                        578,800   1.5          389,000    1.2
Equity in Net Earnings (Loss)
 of Joint Venture                (15,000)  (.0)         (93,300 )  (.3)
Earnings Before Income Taxes
 and Minority Interest           563,800   1.5          482,300    1.5

Income Taxes
 Current                         682,800   1.8           29,000     .1
 Deferred                       (424,200) (1.1)           7,100     .0
                                 258,600    .7           36,100     .1
Earnings Before Minority
 Interest                        305,200    .8          446,200    1.4

Minority Interest                      0    .0            1,200     .0

Net Earnings                    $305,200    .8%      $  447,400    1.4%

Earnings Per Common Share
 and Common Equivalent Share        $.02                   $.03

Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding           17,463,300             16,554,100


Dividends Per Common Share          $.05                    $  -



The accompanying notes are an integral part of these statements.





                    WINDMERE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

ASSETS                              3/31/95       12/31/94     3/31/94

CURRENT ASSETS

Cash & Cash Equivalents         $13,318,000   $12,988,300   $25,978,000
Short-Term Investments            2,500,000     2,500,000             0
Accounts and Notes Receivable,
 less allowances of $1,338,400 at
 3/31/95; $1,338,100 at 12/31/94;
 and $1,307,100 at 3/31/94       29,707,400    38,733,300    27,338,600
Receivables from Affiliates       9,868,600    12,444,300     9,119,100
Inventories
 Raw Materials                   22,279,300    18,993,200    16,088,900
 Work-in-process                 15,793,400    15,155,900    14,398,100
 Finished Goods                  40,996,500    40,129,300    35,046,900
  Total Inventories              79,069,200    74,278,400    65,533,900

Prepaid Expenses (Note 3)         8,987,700     8,020,500     7,801,200
Future Income Tax Benefits        2,275,500     1,883,400     3,060,500
  Total Current Assets          145,726,400   150,848,200   138,831,300

INVESTMENTS (Note 2)                      0             0             0

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $36,851,500
 at 3/31/95; $35,404,100 at
 12/31/94; and $32,690,000 at
 3/31/94                         28,644,300    28,449,100    25,211,800

OTHER ASSETS                     17,302,600    17,826,700    12,512,800

                                ___________   ___________   ___________
TOTAL ASSETS                   $191,673,300  $197,124,000  $176,555,900




                    WINDMERE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)

LIABILITIES                         3/31/95     12/31/94       3/31/94

CURRENT LIABILITIES
Notes and Acceptances Payable $ 810,600 $ 740,100 $3,049,700 Current Maturities of Long-Term
 Debt                               814,800       814,800       814,800
Accounts Payable                  6,280,600     8,120,000     5,544,400
Accrued Expenses                  7,090,100     8,981,700     9,151,400
Income Taxes                      1,439,500     2,312,600     1,149,000
Deferred Income, current portion    598,100       598,100       598,100
  Total Current Liabilities      17,033,700    21,567,300    20,307,400

LONG-TERM DEBT                    3,463,000     3,666,700     4,299,300

DEFERRED INCOME TAXES                     0             0             0

DEFERRED INCOME, less current
 portion                          1,115,500     1,265,000     1,713,600

MINORITY INTEREST                         0             0     3,123,900

STOCKHOLDERS' EQUITY
Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued              0             0             0
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 16,742,572 at 3/31/95;
 16,734,172 at 12/31/94; and
 15,805,332 at 3/31/94            1,674,300     1,673,400     1,580,500
Paid-in Capital                  30,565,800    30,648,700    24,736,100
Retained Earnings               138,557,800   139,088,800   121,533,900
Unrealized Foreign Currency
 Translation Adjustment            (736,800 )    (785,900)    (738,800)

 Total Stockholders' Equity     170,061,100   170,625,000  147,111,700

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY          $191,673,300  $197,124,000 $176,555,900



The accompanying notes are an integral part of these statements.





                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                 Three Months Ended
                                                3/31/95      3/31/94

Cash flows from operating activities
 Net earnings                                $   305,200  $  447,400
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                   1,417,200   1,283,700
  Amortization of intangible assets              151,300      70,400
  Amortization of deferred income               (149,500)   (149,500)
  Net change in allowance for losses
   on accounts receivable                            300    (117,500)
  Equity in (earnings) losses of affiliates       15,000     (93,300)
  Decrease in minority interest                        0      (1,300)
  Decrease in accounts and notes receivable    9,025,600   4,047,500
  Decrease (increase) in inventories          (4,790,800)  1,623,600
  Increase in prepaid expenses                  (967,200)   (810,300)
  Decrease in accounts payable
    and accrued expenses                      (3,731,000) (4,251,500)
  Increase in notes and acceptances
    payable                                       70,500      53,900
  Increase (decrease) in current and
    deferred income taxes                     (1,265,200)     26,700
  Decrease in other assets                       372,800     512,800
  Decrease (increase) in other accounts           49,100     (28,100)

     Net cash provided by
       operating activities                      503,300   2,614,500


Cash flows from investing activities
  Proceeds from fixed asset sales                  9,900       1,400
  Additions to property, plant and
    equipment                                 (1,622,300) (1,474,700)
  Decrease in receivables from
    affiliates                                 2,560,700     140,800

      Net cash provided by (used in)
       investing activities                  $   948,300  $(1,332,500)



                    WINDMERE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)

                                                 Three Months Ended
                                                3/31/95      3/31/94

Cash flows from financing activities
  Payments of long-term debt                 $  (203,700) $  (203,900)
  Exercise of stock options
   and warrants                                  121,400      105,200
  Cash dividends paid                           (836,200)           0
  Purchases of common stock                     (203,400)           0

    Net cash used in financing
        activities                            (1,121,900)     (98,700)

      Increase in cash and
        cash equivalents                         329,700    1,183,300

Cash and cash equivalents at
  beginning of year                           12,988,300   24,794,700

Cash and cash equivalents at end
  of quarter                                 $13,318,000  $25,978,000


              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:

           Interest                          $   120,000  $    92,600
           Income taxes                      $ 1,595,500  $   171,100



     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

None.


The accompanying notes are an integral part of these statements.




                    WINDMERE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 and 1994, and the results of operations and changes in financial position for the interim period. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2.   Investments include:

                                    3/31/95   12/31/94    3/31/94
          Joint Ventures - at
           cost plus equity in
           undistributed earnings  $       0 $       0   $      0

          The Company's joint venture investment at March 31, 1995, December 31, 1994 and March 31, 1994 had negative values of approximately $.4 million, which deficits have been classified as reductions in Receivables from Affiliates.

          The following table provides financial data for the Company's joint venture investment accounted for on the equity method:

                                     Three                      Three
                                 Months Ended  Year Ended      Months Ended
                                   3/31/95      12/31/94        3/31/94

          Sales                $ 12,093,300  $ 30,184,500   $ 10,640,600
          Gross Profit         $  1,082,400  $  3,572,500   $    971,200
          Net Earnings (Loss)  $    (29,000) $    185,000   $    188,300

          Note: Profits earned by the Company's manufacturing subsidiary on sales to the joint venture are included in the consolidated earnings results and are not part of the above table.

Note 3. Prepaid Expenses: The Hong Kong Inland Revenue Department is auditing the tax returns of most of the Company's consolidated Hong Kong subsidiaries through 1991, and has proposed increases in income taxes aggregating approximately $5,600,000, which proposed amount, or any of it which is ultimately determined to be due, may be reduced by U.S. foreign tax credits. Inland Revenue has required that cash deposits of approximately $4,800,000 be made pending the resolution of the issues, which amounts are included in prepaid expenses. The Company has been advised it has defensible positions in connection with the issues under discussion and intends to vigorously contest the proposed tax increases. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.


Note 4. Cash Dividends: The Board of Directors of the Company declared a regular quarterly cash dividend of $.05 per share to shareholders of record at the close of business on March 1, 1995, which was paid on March 15, 1995.

          The payment of dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

Note 5. On April 26, 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses and counterclaims to these claims by Izumi. The Company has filed a pre-answer motion to dismiss Izumi's complaint in full, the final decision on which is pending. The Company intends to defend this action fully and vigorously.




ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1995 Compared to
  Three Months Ended March 31, 1994

Net sales were $37.9 million during the first quarter, a 21.6% increase from the $31.2 million recorded for the same period last year. Manufacturing sales were $2.9 million higher due to increased shipments of kitchen electric appliances. The Company's distribution businesses had a sales increase of $3.8 million on higher unit shipments of its core personal care product lines, including hair care appliances sold under the Helene Curtis Salon Selectives brand name. Wal-Mart Stores, Inc. accounted for 15.6% of the Company's total sales during this year's first quarter.

                                    COMPARATIVE SALES RESULTS
                                        Three Months Ended

                              March 31, 1995           March 31, 1994

DISTRIBUTION             $ 31,448,400    82.9%   $ 27,657,300   88.7%
MANUFACTURING               6,481,700    17.1       3,534,300   11.3
  Total Sales            $ 37,930,100   100.0%   $ 31,191,600  100.0%

The Company's gross margin percentage declined in the current year's first quarter to 26.9% of sales from the 29.1% level achieved last year primarily due to the higher cost of raw materials, a condition that has negatively affected gross margins since the third quarter of 1994. The higher costs of raw materials have continued into the second quarter of 1995. A higher percentage of manufacturing sales in the first quarter of 1995 compared to the same quarter a year ago also contributed to the lower gross profit margins.

Although selling, general and administrative expenses increased from $9.1 million in the first quarter of 1994 to $10.1 million in the current year's first quarter, these expenses decreased by 2.5% as a percentage of sales primarily as a result of a higher level of sales in the current quarter.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States.

The average number of common shares and common equivalent shares used in computing per share results was higher in 1995 primarily as a result of the 1,000,000 shares issued on April 1, 1994 to acquire the 20% minority interest in Durable.

Liquidity & Capital Resources

At March 31, 1995, the Company's current ratio and quick ratio were 8.6 to 1 and 3.9 to 1 and at March 31, 1994, they were 6.8 to 1 and 3.6 to 1, respectively. Working capital at March 31, 1995 and 1994 was $128.7 million and $118.5 million, respectively.

Cash and cash equivalents at March 31, 1995 are approximately $.3 million higher than the December 31, 1994 level. Cash of $11.6 million was generated from lower affiliate and accounts receivable balances. The Company utilized approximately $10.1 million of cash during the quarter to build inventory, acquire fixed assets and to decrease accounts payable. The Company purchased 24,200 shares of its common stock for retirement during this year's first quarter, at a cost of $.2 million. In addition, cash dividends of $.8 million were paid to shareholders.

A foreign bank provides a $3.9 million line of credit, payable on demand, to certain of the Company's foreign subsidiaries (the "subsidiaries"), secured primarily by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China. In addition, should the subsidiaries default in their obligations, the Company has guaranteed the payment of this debt. At March 31, 1995, the subsidiaries were utilizing, including letters of credit, approximately $2.2 million of this credit line, leaving an additional funding capacity of $1.7 million.

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

Legal Proceedings

On April 26, 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses and counterclaims to these claims by Izumi. The Company has filed a pre-answer motion to dismiss Izumi's complaint in full, the final decision on which is pending. The Company intends to defend this action fully and vigorously.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.

Manufacturing Operations

The Company's products are primarily manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guandong Province of the People's Republic of China, which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. Substantially all of the Company's products are manufactured by Durable and unrelated factories in the People's Republic. Approximately 85% to 90% of the Company's products are manufactured by Durable. The supply and cost of these products can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic.

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




PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          See "Legal Proceedings" in Part I, Item 2 of this report.

Item 4.   Results of Votes of Security Holders

          At the Annual Meeting of Stockholders, held on May 9, 1995, the following matters were submitted to a vote of the Company's security holders:

          Election of Directors.

          Votes

          Leonard Glazer
          For                  Against           Abstain
          14,515,193           237,475              0

          Harold Strauss
          For                  Against           Abstain
          14,513,779           238,889              0

          Lai Kin
          For                  Against           Abstain
          14,504,751           247,917              0


          Raymond So
          For                  Against           Abstain
          14,504,861           247,807              0

          Ratification of Grant Thornton as the Company's auditors for the fiscal year ended December 31, 1995.

          Votes

          For                  Against           Abstain
          14,690,698           31,039            30,931

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Exhibits

          None.

 (b)      The Company's periodic report on Form 8-K, dated March 6, 1995.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           WINDMERE CORPORATION
                                               (Registrant)



May 15, 1995                       By:               /s/
                                         Harry D. Schulman
                                         Executive Vice President - Finance
                                          and Administration and Chief
                                          Financial Officer
                                         (Duly authorized to sign on
                                          behalf of the Registrant)


May 15, 1995                       By:                /s/
                                          Burton A. Honig
                                          Vice President - Finance
                                          (Duly authorized to sign on
                                           behalf of the Registrant)