Form 10-Q
period 1995-06-30
WINDMERE CORP
filed 1995-08-11
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended     JUNE 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
       Class                               on August 8, 1995

Common Stock, $.10 Par Value                  16,767,867





                   WINDMERE CORPORATION AND SUBSIDIARIES

                                   INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Statements of Earnings for
                Second Quarters Ended June 30, 1995 and
                1994

               Consolidated Statements of Earnings for
                Six Months Ended June 30, 1995 and 1994

               Consolidated Balance Sheets as of
                June 30, 1995, December 31, 1994
                and June 30, 1994

               Consolidated Statements of Cash Flows
                for Six Months Ended June 30, 1995
                and 1994

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

SIGNATURES


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                        Second Quarter Ended
                                June 30, 1995          June 30, 1994

Sales                        $42,102,100 100.0%     $41,962,000  100.0%
Cost of Goods Sold            31,715,500  75.3       29,722,000   70.8
  Gross Profit                10,386,600  24.7       12,240,000   29.2
Selling, General and
 Administrative Expenses      10,265,700  24.4       10,031,100   23.9
Unusual or Non-Recurring
 Items (Note 4)                        0    .0       (7,810,500) (18.6)
  Operating Profit               120,900    .3       10,019,400   23.9
Other (Income) Expense
 Interest Expense                186,100    .5          185,000     .4
 Interest and Other Income      (960,000) (2.3)        (563,900 ) (1.3)
                                (773,900) (1.8)        (378,900 )  (.9)

Earnings Before Equity in Net
 Earnings (Loss) of Joint Venture
 and Income Taxes                  894,800  2.1        10,398,300  24.8
Equity in Net Earnings (Loss)
 of Joint Venture                145,600    .3          355,300     .8

Earnings Before Income Taxes    1,040,400  2.4       10,753,600   25.6

Income Taxes
 Current                         176,700    .4          695,600    1.6
 Deferred                        (72,300)  (.2)         117,200     .3
                                 104,400    .2          812,800    1.9

Net Earnings                  $  936,000    2.2%     $9,940,800   23.7%

Earnings Per Common Share
 and Common Equivalent Share        $.05                   $.57

Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding           17,425,900             17,933,800


Dividends Per Common Share          $.05                   $.05


The accompanying notes are an integral part of these statements.


                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                           Six Months Ended
                               June 30, 1995           June 30, 1994

Sales                        $80,032,200 100.0%     $73,153,600  100.0%
Cost of Goods Sold            59,428,900  74.3       51,832,400   70.9
  Gross Profit                20,603,300  25.7       21,321,200   29.1
Selling, General and
 Administrative Expense       20,367,700  25.4       19,103,500   26.1
Unusual or Non-Recurring
 Items (Note 4)                        0    .0       (7,810,500 )(10.7)
  Operating Profit               235,600    .3       10,028,200   13.7
Other (Income) Expense
 Interest Expense                316,400    .4          321,000     .4
 Interest and Other Income    (1,554,400) (1.9)      (1,080,100 ) (1.4)
                              (1,238,000) (1.5)        (759,100 ) (1.0)

Earnings Before Equity in Net
 Earnings (Loss) of Joint
 Venture, Income Taxes and
 Minority Interest             1,473,600   1.8       10,787,300   14.7
Equity in Net Earnings (Loss)
 of Joint Venture                130,600    .2          448,600     .6
Earnings Before Income Taxes
 and Minority Interest         1,604,200   2.0       11,235,900   15.3

Income Taxes
 Current                         859,500   1.0          724,600    1.0
 Deferred                       (496,500)  (.6)         124,300     .1
                                 363,000    .4          848,900    1.1
Earnings Before Minority
 Interest                      1,241,200   1.6       10,387,000   14.2

Minority Interest                      0    .0            1,200      .0

Net Earnings                 $ 1,241,200   1.6%     $10,388,200   14.2%

Earnings Per Common Share
 and Common Equivalent Share        $.07                   $.60

Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding           17,430,300             17,244,500

Dividends Per Common Share          $.10                   $.05

The accompanying notes are an integral part of these statements.


                    WINDMERE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

ASSETS                             6/30/95      12/31/94    6/30/94

CURRENT ASSETS

Cash & Cash Equivalents         $ 6,903,600   $12,988,300   $31,705,600
Short-Term Investments                    0     2,500,000             0
Accounts and Notes Receivable,
 less allowances of $1,385,000 at
 6/30/95; $1,338,100 at 12/31/94;
 and $1,374,500 at 6/30/94       31,288,200    38,733,300    32,310,400
Receivables from Affiliates      10,288,300    12,444,300     8,739,600
Inventories
 Raw Materials                   24,986,100    18,993,200    19,231,200
 Work-in-process                 16,434,000    15,155,900    15,592,400
 Finished Goods                  46,059,000    40,129,300    36,894,900
  Total Inventories              87,479,100    74,278,400    71,718,500

Prepaid Expenses (Note 3)         7,743,000     8,020,500     8,078,300
Future Income Tax Benefits        2,143,500     1,883,400     2,623,000
  Total Current Assets          145,845,700   150,848,200   155,175,400

INVESTMENTS (Note 2)                      0             0             0

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $37,686,200
 at 6/30/95; $35,404,100 at
 12/31/94; and $32,727,700 at
 6/30/94                         29,488,200    28,449,100    24,203,000

OTHER ASSETS                     17,364,400    17,826,700    17,415,200

                                ___________   ___________   ___________
TOTAL ASSETS                   $192,698,300  $197,124,000  $196,793,600


                    WINDMERE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)

LIABILITIES                        6/30/95      12/31/94      6/30/94

CURRENT LIABILITIES
Notes and Acceptances Payable    $2,206,600    $  740,100    $2,882,300
Current Maturities of Long-Term
 Debt                               814,800       814,800       814,800
Accounts Payable                  7,332,600     8,120,000    10,738,400
Accrued Expenses                  7,481,900     8,981,700     9,247,700
Income Taxes                              0     2,312,600     2,016,900
Deferred Income, current portion    598,100       598,100       598,100
  Total Current Liabilities      18,434,000    21,567,300    26,298,200

LONG-TERM DEBT                    3,259,300     3,666,700     4,095,600

DEFERRED INCOME, less current
 portion                            965,900     1,265,000     1,564,100

STOCKHOLDERS' EQUITY
Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued              0             0             0
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 16,756,317 at 6/30/95;
 16,734,172 at 12/31/94; and
 16,949,315 at 6/30/94            1,675,600     1,673,400     1,694,900
Paid-in Capital                  30,511,400    30,648,700    33,263,800
Retained Earnings               138,654,900   139,088,800   130,630,500
Unrealized Foreign Currency
 Translation Adjustment            (802,800 )    (785,900)    (753,500)

 Total Stockholders' Equity     170,039,100   170,625,000  164,835,700

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY          $192,698,300  $197,124,000 $196,793,600

The accompanying notes are an integral part of these statements.


                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Six Months Ended
                                                6/30/95      6/30/94

Cash flows from operating activities
 Net earnings                                $ 1,241,200  $10,388,200
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                   2,853,700    2,657,500
  Amortization of intangible assets              287,900      193,600
  Amortization of deferred income               (299,100)    (299,000)
  Net change in allowance for losses
   on accounts receivable                         46,900      (50,100)
  Equity in (earnings) loss of joint venture    (130,600)    (448,600)
  Increase (decrease) in minority interest             0       (1,200)
  Decrease (increase) in accounts and notes
   receivable                                  7,398,200     (991,700)
  Increase in inventories                    (13,200,700)  (4,561,000)
  Decrease (increase) in prepaid expenses        277,500   (1,087,400)
  Increase (decrease) in accounts payable
    and accrued expenses                      (2,287,200)   1,038,800
  Increase (decrease) in notes and
    acceptances payable                        1,466,500     (113,500)
  Increase (decrease) in current and
    deferred income taxes                     (2,572,700)   1,332,100
  Decrease in other assets                       174,400      363,200
  Decrease (increase) in other accounts          (16,900)     (42,800)

     Net cash provided by (used in)
       operating activities                   (4,760,900)   8,378,100


Cash flows from investing activities
  Proceeds from fixed asset sales                182,400    1,606,900
  Additions to property, plant and
    equipment                                 (4,075,200)  (3,445,200)
  Decrease in short-term investments           2,500,000            0
  Decrease in receivables from
    affiliates                                 2,286,600      875,600

      Net cash provided by (used in)
       investing activities                  $   893,800   $ (962,700)


                    WINDMERE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)

                                                   Six Months Ended
                                                6/30/95        6/30/94

Cash flows from financing activities
  Payments of long-term debt                 $  (407,400) $  (407,600)
  Exercise of stock options
   and warrants                                  264,900      747,300
  Cash dividends paid                         (1,675,100)    (844,200)
  Purchases of common stock                     (400,000)           0

   Net cash used in
       financing activities                   (2,217,600)    (504,500)

     Increase (decrease) in cash
       and cash equivalents                   (6,084,700)   6,910,900

Cash and cash equivalents at
  beginning of year                           12,988,300   24,794,700

Cash and cash equivalents at end
  of quarter                                 $ 6,903,600  $31,705,600


              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the six months for:

           Interest                          $   238,400  $   273,000
           Income taxes                      $ 2,070,500  $   174,700

     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for additional
   investment in Durable Electrical
   Metal Factory, Ltd.                       $         0  $ 8,000,000


The accompanying notes are an integral part of these statements.


                    WINDMERE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1995 and 1994, and the results of operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2.   Investments include:

                                    6/30/95   12/31/94    6/30/94
          Joint Venture - at
           cost plus equity in
           undistributed earnings  $       0 $       0   $      0

          The Company's joint venture investment at June 30, 1995, December 31, 1994 and June 30, 1994 had negative values of $.2 million, $.4 million and $.1 million, respectively, which deficits have been classified as a reduction in Receivables from Affiliates.

          The following table provides financial data for the Company's joint venture investment accounted for on the equity method:

                                     Six                        Six
                                 Months Ended  Year Ended      Months Ended
                                   6/30/95      12/31/94       6/30/94

Sales                          $ 20,060,500  $ 30,184,500   $ 20,881,400
Gross profit                   $  1,948,300  $  3,572,500   $  2,794,000
Net Earnings                   $    261,200  $    185,000   $    897,200

          Note: Profits earned by the Company's manufacturing subsidiary on sales to the joint venture are included in the consolidated earnings results and are not part of the above table.

Note 3. The Company has reached an agreement-in-principle with the Hong Kong Inland Revenue Department concerning the audit of the Company's consolidated Hong Kong subsidiaries through 1991. The proposed assessment, including interest charges and net of U.S. foreign tax credits, approximates $1.4 million. The Company has made a provision in its 1995 second quarter of $.4 million, or $.02 per share, to increase its contingency reserve to the proposed settlement amount. Security deposits of approximately $3.0 million, which amounts are included in prepaid expenses, will be refunded to the Company. Management believes that adequate provision for taxes has been made for the years not yet examined.


Note 4. Unusual or Non-Recurring Items: In April 1994, the Company's manufacturing subsidiary, Durable Electrical Metal Factory, Ltd. ("Durable"), sold 60,000 square feet of office space in Hong Kong, for $9,500,000. This transaction generated a non-recurring profit of $7,810,500, or $.45 per share, in the Company's 1994 second quarter results. No taxes were provided as the gain was not taxable.

Note 5. Cash Dividends: The Board of Directors of the Company declared a regular quarterly cash dividend of $.05 per share to shareholders of record at the close of business on June 1, 1995, which was paid on June 15, 1995.

          The payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

Note 6. In April 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses and counterclaims to these claims by Izumi. The Company has filed a pre-answer motion to dismiss Izumi's complaint in full, the final decision on which is pending. The Company intends to defend this action fully and vigorously.

          In addition, on June 1, 1995, Izumi filed another lawsuit against the Company and Philips. In this second lawsuit, Izumi is seeking equitable relief in the form of reinstatement of the 1990 judgments in the Company's favor against Philips, which were vacated. In its complaint, Izumi states that "the $57,000,000 settlement between Windmere and Philips will stand with or without reinstatement of the judgments." The time for the Company to answer or otherwise respond to the complaint has not yet passed. The Company believes that this second complaint by Izumi has no merit, and it intends to defend it vigorously.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1995 Compared to
  Three Months Ended June 30, 1994

Net sales were $42.1 million during the second quarter, a slight increase from the $42.0 million recorded for the same period last year. Manufacturing sales increased by $4.5 million due to increased shipments of kitchen electric appliances. Distribution sales declined by $4.4 million due to the weak U.S. retailing environment. A kitchen electric appliance distributor accounted for 13.3% of the Company's total sales during this year's second quarter.

                                    COMPARATIVE SALES RESULTS
                                        Three Months Ended

                              June 30, 1995           June 30, 1994

DISTRIBUTION             $ 32,094,400    76.2%   $ 36,481,300   86.9%
MANUFACTURING              10,007,700    23.8       5,480,700   13.1
  Total Sales            $ 42,102,100   100.0%   $ 41,962,000  100.0%

The Company's gross margin percentage declined in the current year's second quarter to 24.7% of sales from the 29.2% level achieved during the same period last year primarily due to higher raw materials costs and a greater concentration of manufacturing sales, which carry lower margins. The higher costs of raw materials have continued into the third quarter of 1995.

Selling, general and administrative expenses as a percentage of sales were relatively unchanged in the second quarters of 1995 and 1994.

In 1994's second quarter, the Company recorded an unusual and non-recurring gain of $7.8 million on the sale of 60,000 square feet of office space in Hong Kong. See Note 4 on page 10.

The Company's interest and other income was $.4 million higher in the 1995 second quarter compared to the similar period last year primarily due to interest earned on the security deposits held by Hong Kong Inland Revenue Department pending the resolution of the Hong Kong tax examination, and sub-contracting income earned by Durable.

The Company's equity in net earnings of joint venture was $.2 million lower in the 1995 second quarter compared to the similar period last year primarily due to lower gross margins earned by the joint venture this year.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States. The Company made a provision in its 1995 second quarter of $.4 million, or $.02 per share, as a result of its anticipated settlement of a Hong Kong tax audit. See Note 3 on page 9.

The average number of common shares and common equivalent shares used in computing per share results was lower in 1995 primarily as a result of the 446,600 common shares purchased and retired since August 1994.

Six Months Ended June 30, 1995 Compared to
 Six Months Ended June 30, 1994

Net sales were $80.0 million for the six months ended June 30, 1995, a 9.2% increase from the $73.2 million recorded for the same period last year. Durable's manufacturing sales were $7.5 million higher primarily due to increased shipments of kitchen electric appliances. Wal-Mart Stores, Inc. and a kitchen electric appliance distributor accounted for 12.3% and 11.5%, respectively, of the Company's total sales in 1995.

                                    COMPARATIVE SALES RESULTS
                                          Six Months Ended

                             June 30, 1995            June 30, 1994

DISTRIBUTION             $63,542,800     79.4%   $64,138,600    87.7%
MANUFACTURING             16,489,400     20.6      9,015,000    12.3
  Total Sales            $80,032,200    100.0%   $73,153,600   100.0%

The Company's gross margin percentage decreased for the six months ended June 30, 1995 to 25.7% of sales from the 29.1% level in the prior year due to higher raw materials costs and the greater concentration of lower-margin manufacturing sales. The higher costs of raw materials have continued into the third quarter of 1995.

Selling, general and administrative expenses increased by $1.3 million this year, but declined by .7% as a percentage of sales. Manufacturing sales, which were a greater part of total sales this year, incur lower selling, general and administrative expenses than distribution sales.

The Company's interest and other income was $.5 million higher in the six months ended June 30, 1995 compared to the similar period last year primarily due to interest earned on the security deposits held by Hong Kong Inland Revenue Department pending the resolution of the Hong Kong tax examination, and sub-contracting income earned by Durable.

The Company's equity in net earnings of joint venture was $.1 million and $.4 million in the first half of 1995 and 1994, respectively. Lower gross margins in 1995 produced the decline in the joint venture's earnings.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States. The Company made a provision in its 1995 second quarter of $.4 million, or $.02 per share, as a result of its anticipated settlement of a Hong Kong tax audit. See Note 3 on page 9.

The average number of common shares and common equivalent shares used in computing per share results for the six months ended June 30 was 1.1% higher in 1995 primarily as a result of the 1,000,000 shares issued on April 1, 1994 to acquire the 20% minority interest in Durable, as these shares were only in the 1994 weighted average shares calculation for three months of the six month period. Reducing the impact of these additional shares in the 1995 calculation is the Company's purchase and retirement of 446,600 common shares since August 1994, of which 49,200 were retired during 1995.

Liquidity & Capital Resources

At June 30, 1995, the Company's current ratio and quick ratio were 7.9 to 1 and 3.2 to 1 and at June 30, 1994, they were 5.9 to 1 and 3.2 to 1, respectively. Working capital at June 30, 1995 and 1994 was $127.4 million and $128.9 million, respectively.

Cash and cash equivalents at June 30, 1995 are approximately $6.1 million lower than the December 31, 1994 level. Cash of $9.7 million was generated from lower affiliate and accounts receivable balances. The Company utilized approximately $19.6 million of cash during the six month period to build inventory, acquire fixed assets and to decrease accounts payable. Cash dividends of $1.7 million were paid to shareholders in 1995.

The Company's foreign subsidiaries (the "subsidiaries") have a $3.9 million trade finance line of credit, payable on demand, which is secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At June 30, 1995, the subsidiaries were utilizing, including letters of credit, approximately $2.7 million of this credit line. These subsidiaries also have available an additional $5.0 million line of credit which is supported by a domestic standby letter of credit, which credit line had not been used as of June 30, 1995.

The Company has a $10.0 million ($20.0 million during the period July through December 1995) line of credit from a domestic bank, which is secured by domestic accounts receivable. At June 30, 1995, the Company was borrowing $1.5 million under this credit line.

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

In addition, on June 1, 1995, Izumi filed another lawsuit against the Company and Philips. In this second lawsuit, Izumi is seeking equitable relief in the form of reinstatement of the 1990 judgments in the Company's favor against Philips, which were vacated. In its complaint, Izumi states that "the $57,000,000 settlement between Windmere and Philips will stand with or without reinstatement of the judgments." The time for the Company to answer or otherwise respond to the complaint has not yet passed. The Company believes that this second complaint by Izumi has no merit, and it intends to defend it vigorously.

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          See "Legal Proceedings" in Part I, Item 2 of this report.

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Exhibits

          Exhibit 1. Amended and Restated Letter Agreement dated July 28, 1995, between NationsBank and the Company.

          Exhibit 2. Facility Letter dated June 3, 1995, from the Bank of East Asia, Limited to Durable, Durable Electric Limited and PPC Industries 1980 Limited.

 (b) There were no reports on Form 8-K filed for the three months ended June 30, 1995.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           WINDMERE CORPORATION
                                               (Registrant)



August 11, 1995                    By:               /s/
                                         Harry D. Schulman
                                         Executive Vice President - Finance
                                          and Administration and Chief
                                          Financial Officer
                                         (Duly authorized to sign on
                                          behalf of the Registrant)


August 11, 1995                   By:                /s/
                                          Burton A. Honig
                                          Vice President - Finance
                                          (Duly authorized to sign on
                                           behalf of the Registrant)