Form 10-Q
period 1995-09-30
WINDMERE CORP
filed 1995-11-13
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended   SEPTEMBER 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
       Class                               on November 1, 1995

Common Stock, $.10 Par Value                 16,778,853





                   WINDMERE CORPORATION AND SUBSIDIARIES

                                   INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Statements of Earnings for
                Third Quarters Ended September 30, 1995 and
                1994

               Consolidated Statements of Earnings for
                Nine Months Ended September 30, 1995 and 1994

               Consolidated Balance Sheets as of
                September 30, 1995, December 31, 1994
                and September 30, 1994

               Consolidated Statements of Cash Flows
                for Nine Months Ended September 30, 1995
                and 1994

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                        Third Quarter Ended
                              September 30, 1995        September 30, 1994

Sales                        $52,681,300 100.0%     $55,885,000  100.0%
Cost of Goods Sold            40,402,500  76.7       38,364,800   68.6
  Gross Profit                12,278,800  23.3       17,520,200   31.4
Selling, General and
 Administrative Expenses      10,719,800  20.3       10,127,000   18.2
  Operating Profit             1,559,000   3.0        7,393,200   13.2
Other (Income) Expense
 Interest Expense                163,000    .3           71,900     .1
 Interest and Other Income      (419,800)  (.7)        (530,100 )  (.9)
                                (256,800)  (.4)        (458,200 )  (.8)

Earnings Before Equity in Net
 Earnings (Loss) of Joint Venture
 and Income Taxes              1,815,800    3.4        7,851,400  14.0
Equity in Net Earnings (Loss)
 of Joint Venture               (328,300)  (.6)        (267,800 )  (.5)

Earnings Before Income Taxes   1,487,500    2.8        7,583,600  13.5

Income Taxes
 Current                         497,600    .9        2,137,100    3.8
 Deferred                        118,300    .3         (391,400 )  (.7)
                                 615,900   1.2        1,745,700    3.1

Net Earnings                  $  871,600   1.6%      $5,837,900   10.4%

Earnings Per Common Share
 and Common Equivalent Share        $.05                   $.33

Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding           17,282,000             18,063,000


Dividends Per Common Share          $.05                   $.05

The accompanying notes are an integral part of these statements.


                    WINDMERE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

                                           Nine Months Ended
                            September 30, 1995      September 30, 1994

Sales                       $132,713,500 100.0%    $129,038,600  100.0%
Cost of Goods Sold            99,831,400  75.2       90,197,200   69.9
  Gross Profit                32,882,100  24.8       38,841,400   30.1
Selling, General and
 Administrative Expense       31,087,500  23.4       29,230,500   22.6
Unusual or Non-Recurring
 Items (Note 4)                        0    .0       (7,810,500 ) (6.0)
  Operating Profit             1,794,600   1.4       17,421,400   13.5
Other (Income) Expense
 Interest Expense                479,400    .4          392,900     .3
 Interest and Other Income    (1,974,200) (1.5)      (1,610,200 ) (1.2)
                              (1,494,800) (1.1)      (1,217,300 )  (.9)

Earnings Before Equity in Net
 Earnings (Loss) of Joint
 Venture, Income Taxes and
 Minority Interest             3,289,400   2.5       18,638,700   14.4
Equity in Net Earnings (Loss)
 of Joint Venture               (197,700)  (.2)         180,800     .2
Earnings Before Income Taxes
 and Minority Interest         3,091,700   2.3       18,819,500   14.6

Income Taxes
 Current                       1,357,100   1.0        2,861,700    2.2
 Deferred                       (378,200)  (.3)        (267,100)   (.2)
                                 978,900    .7        2,594,600    2.0
Earnings Before Minority
 Interest                      2,112,800   1.6       16,224,900   12.6

Minority Interest                      0    .0            1,200      .0

Net Earnings                 $ 2,112,800   1.6%     $16,226,100   12.6%

Earnings Per Common Share
 and Common Equivalent Share        $.12                   $.93

Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding           17,378,000             17,518,000

Dividends Per Common Share          $.15                   $.10


The accompanying notes are an integral part of these statements.

                    WINDMERE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

ASSETS                             9/30/95      12/31/94    9/30/94

CURRENT ASSETS

Cash & Cash Equivalents         $ 5,603,600   $12,988,300   $19,446,500
Short-Term Investments                    0     2,500,000     2,500,000
Accounts and Notes Receivable,
 less allowances of $1,299,000 at
 9/30/95; $1,338,100 at 12/31/94;
 and $1,301,100 at 9/30/94       41,886,500    38,733,300    46,997,200
Receivables from Affiliates       5,571,900    12,444,300     5,670,200
Inventories
 Raw Materials                   24,700,400    18,993,200    19,461,800
 Work-in-process                 16,556,000    15,155,900    15,528,000
 Finished Goods                  43,676,900    40,129,300    41,890,200
  Total Inventories              84,933,300    74,278,400    76,880,000

Prepaid Expenses (Note 3)         7,539,300     8,020,500     8,226,900
Future Income Tax Benefits        2,013,900     1,883,400     2,457,300
  Total Current Assets          147,548,500   150,848,200   162,178,100

INVESTMENTS (Note 2)                      0             0             0

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $39,099,000
 at 9/30/95; $35,404,100 at
 12/31/94; and $33,985,500 at
 9/30/94                         30,737,900    28,449,100    25,119,800

OTHER ASSETS                     17,171,800    17,826,700    17,760,700

                                ___________   ___________   ___________
TOTAL ASSETS                   $195,458,200  $197,124,000  $205,058,600


                    WINDMERE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                                 (Unaudited)

LIABILITIES                        9/30/95      12/31/94      9/30/94

CURRENT LIABILITIES
Notes and Acceptances Payable $2,722,600 $ 740,100 $ 640,000 Current Maturities of Long-Term
 Debt                               814,800       814,800       814,800
Accounts Payable                  7,247,500     8,120,000    14,987,600
Accrued Expenses                  9,675,400     8,981,700    10,770,800
Income Taxes                        345,400     2,312,600     3,866,900
Deferred Income, current portion    598,100       598,100       598,100
  Total Current Liabilities      21,403,800    21,567,300    31,678,200

LONG-TERM DEBT                    3,055,600     3,666,700     3,891,900

DEFERRED INCOME, less current
 portion                            816,400     1,265,000     1,414,500

STOCKHOLDERS' EQUITY
Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued              0             0             0
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 16,787,340 at 9/30/95;
 16,734,172 at 12/31/94; and
 16,827,402 at 9/30/94            1,678,700     1,673,400     1,682,700
Paid-in Capital                  30,589,000    30,648,700    31,517,500
Retained Earnings               138,687,200   139,088,800   135,623,700
Unrealized Foreign Currency
 Translation Adjustment            (772,500 )    (785,900)    (749,900)

 Total Stockholders' Equity     170,182,400   170,625,000  168,074,000

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY          $195,458,200  $197,124,000 $205,058,600



The accompanying notes are an integral part of these statements.


                    WINDMERE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Nine Months Ended
                                                9/30/95      9/30/94

Cash flows from operating activities
 Net earnings                                $ 2,112,800  $16,226,100
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                   4,554,500    3,898,800
  Amortization of intangible assets              424,500      316,800
  Amortization of deferred income               (448,600)    (448,600)
  Net change in allowance for losses
   on accounts receivable                        (39,100)    (123,500)
  Gain on sale of fixed asset (Note 4)                 0   (7,810,500)
  Equity in (earnings) loss of joint venture     197,700     (180,800)
  Decrease in minority interest                        0       (1,200)
  Increase in accounts and notes
   receivable                                 (3,114,100) (15,605,100)
  Increase in inventories                    (10,654,900)  (9,722,500)
  Decrease (increase) in prepaid expenses        481,200   (1,236,000)
  Increase (decrease) in accounts payable
    and accrued expenses                        (178,800)   6,811,100
  Increase (decrease) in notes and
    acceptances payable                        1,982,500   (2,355,800)
  Increase (decrease) in current and
    deferred income taxes                     (2,097,700)   3,347,800
  Decrease in other assets                       230,400     (105,500)
  Decrease (increase) in other accounts           13,400      (39,200)

     Net cash used in
       operating activities                   (6,536,200)  (7,028,100)


Cash flows from investing activities
  Proceeds from fixed asset sales                146,900    9,464,300
  Additions to property, plant and
    equipment                                 (6,990,200)  (5,650,200)
  Decrease (increase) in short-term
    investments                                2,500,000   (2,500,000)
  Decrease in receivables from
    affiliates                                 6,674,700    3,677,200

      Net cash provided by
       investing activities                  $ 2,331,400   $4,991,300

Cash flows from financing activities
  Payments of long-term debt                 $  (611,100) $  (611,300)
  Exercise of stock options
   and warrants                                  389,500    1,225,000
  Cash dividends paid                         (2,514,400)  (1,688,900)
  Purchases of common stock                     (443,900)  (2,236,200)

   Net cash used in
       financing activities                   (3,179,900)  (3,311,400)

     Decrease in cash
       and cash equivalents                   (7,384,700)  (5,348,200)

Cash and cash equivalents at
  beginning of year                           12,988,300   24,794,700

Cash and cash equivalents at end
  of quarter                                 $ 5,603,600  $19,446,500


              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the nine months for:

           Interest                          $   373,600  $   389,200
           Income taxes                      $ 2,076,900  $   177,300



     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for additional
   investment in Durable Electrical
   Metal Factory, Ltd.                       $         0  $ 8,000,000

The accompanying notes are an integral part of these statements.

                    WINDMERE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995 and 1994, and the results of operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Note 2.   Investments include:

                                    9/30/95   12/31/94    9/30/94
          Joint Venture - at
           cost plus equity in
           undistributed earnings  $       0 $       0   $      0

          The Company's joint venture investment at September 30, 1995, December 31, 1994 and September 30, 1994 had negative values of $.6 million, $.4 million and $.3 million, respectively, which deficits have been classified as a reduction in Receivables from Affiliates.

          The following table provides financial data for the Company's joint venture investment accounted for on the equity method:

                                     Nine                      Nine
                                 Months Ended  Year Ended      Months Ended
                                   9/30/95      12/31/94       9/30/94

Sales                          $ 22,877,700  $ 30,184,500   $ 24,546,700
Gross profit                   $  1,946,000  $  3,572,500   $  3,105,600
Net Earnings (Loss)            $   (395,400) $    185,000   $    361,600

          Note: Profits earned by the Company's manufacturing subsidiary on sales to the joint venture are included in the consolidated earnings results and are not part of the above table.

Note 3. In the third quarter of 1995, the Company reached an agreement with the Hong Kong Inland Revenue Department concerning the taxes assessed against the Company's consolidated Hong Kong subsidiaries through 1991. The assessment, including interest charges and net of U.S. foreign tax credits, approximates $1.4 million. The Company made a provision in its 1995 second quarter of $.4 million, or $.02 per share, to increase its contingency reserve to the settlement amount. Security deposits of approximately $3.0 million, which amounts are included in prepaid expenses, are scheduled to be refunded to the Company during the fourth quarter of 1995. Management believes that adequate provision for taxes has been made for the years not yet examined.


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

Note 5. Cash Dividends: The Board of Directors of the Company declared a regular quarterly cash dividend of $.05 per share to shareholders of record at the close of business on September 1, 1995, which was paid on September 15, 1995.

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

          In addition, in June 1995, Izumi filed another lawsuit against the Company and Philips. In this second lawsuit, Izumi is seeking equitable relief in the form of reinstatement of the 1990 judgments in the Company's favor against Philips, which were vacated. This complaint was amended to include Sears Roebuck and Company as a co-plaintiff and to seek reinstatement of an unfair competition judgment only. The Company has moved for entry of a summary judgment dismissing the complaint. The Company believes that this second complaint by Izumi has no merit, and it intends to defend it vigorously.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 1995 Compared to
  Three Months Ended September 30, 1994

Net sales were $52.7 million during the third quarter, a 5.7% decrease from the $55.9 million recorded for the same period last year. Manufacturing sales increased by $2.7 million due to increased shipments of kitchen electric appliances. Distribution sales declined by $5.9 million due to the weak U.S. retailing environment. Wal-Mart Stores, Inc., Sally Beauty Company and a kitchen electric appliance distributor accounted for 12.9%, 13.1% and 10.8%, respectively, of the Company's total sales during this year's third quarter.

                                    COMPARATIVE SALES RESULTS
                                        Three Months Ended

                           September 30, 1995      September 30, 1994

DISTRIBUTION             $ 44,274,800    84.0%   $ 50,182,900   89.8%
MANUFACTURING               8,406,500    16.0       5,702,100   10.2
  Total Sales            $ 52,681,300   100.0%   $ 55,885,000  100.0%

The Company's gross margin percentage declined in the current year's third quarter to 23.3% of sales from the 31.4% level achieved during the same period last year primarily due to higher raw materials costs and a greater concentration of manufacturing sales, which carry lower margins. Raw materials prices, which remain higher than the levels a year ago, have eased somewhat in recent months. If this downward trend continues, the Company's manufacturing operations will begin to see improved gross margins once it works through its higher-cost inventories.

Selling, general and administrative expenses increased by $.6 million in this year's third quarter, and by 2.1% as a percentage of sales. Higher bad debt expense, primarily from the Caldor Corporation Chapter 11 bankruptcy filing, and increased inventory storage costs were incurred this year.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States.

The average number of common shares and common equivalent shares used in computing per share results was lower in the 1995 third quarter primarily as a result of a lower dilutive effect from unexercised stock options and warrants due to a decline in the quoted market price of the Company's common stock.

Nine Months Ended September 30, 1995 Compared to
 Nine Months Ended September 30, 1994

Net sales were $132.7 million for the nine months ended September 30, 1995, a 2.9% increase from the $129.0 million recorded for the same period last year. Durable's manufacturing sales were $10.2 million higher primarily due to increased shipments of kitchen electric appliances. Distribution sales declined by $6.5 million due to the weak U.S. retailing environment. Wal-Mart Stores, Inc., Sally Beauty Company and a kitchen electric appliance distributor accounted for 12.5%, 10.7% and 11.2%, respectively, of the Company's total sales in 1995.

                                    COMPARATIVE SALES RESULTS
                                        Nine  Months Ended

                          September 30, 1995      September 30, 1994

DISTRIBUTION             $107,817,600    81.2%   $114,321,500   88.6%
MANUFACTURING              24,895,900    18.8      14,717,100   11.4
  Total Sales            $132,713,500   100.0%   $129,038,600  100.0%

The Company's gross margin percentage decreased for the nine months ended September 30, 1995 to 24.8% of sales from the 30.1% level in the prior year due to higher raw materials costs and the greater concentration of lower-margin manufacturing sales. Raw materials prices, which remain higher than the levels a year ago, have eased somewhat in recent months. If this downward trend continues, the Company's manufacturing operations will begin to see improved gross margins once it works through its higher-cost inventories.

Selling, general and administrative expenses increased by $1.9 million this year, and by .8% as a percentage of sales. Higher bad debt expense, inventory storage costs and shipping charges were incurred this year.

In 1994's second quarter, the Company recorded an unusual and non-recurring gain of $7.8 million on the sale of 60,000 square feet of office space in Hong Kong. See Note 4 on page 10.

The Company's equity in net earnings (loss) of joint venture was $(.2) million and $.2 million in the first nine months of 1995 and 1994, respectively. Lower gross margins in 1995, due to higher raw materials costs, produced the decline in the joint venture's earnings.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States. The Company made a provision in its 1995 second quarter of $.4 million, or $.02 per share, as a result of its settlement of a Hong Kong tax audit. See Note
3 on page 9.

Liquidity & Capital Resources

At September 30, 1995, the Company's current ratio and quick ratio were 6.9 to 1 and 2.9 to 1 and at September 30, 1994, they were 5.1 to 1 and 2.7 to 1, respectively. Working capital at September 30, 1995 and 1994 was $126.1 million and $130.5 million, respectively.

Cash and cash equivalents at September 30, 1995 are approximately $7.4 million lower than the December 31, 1994 level. Cash of $6.7 million was generated from lower affiliate receivable balances. The Company utilized approximately $20.8 million of cash during the nine month period for a seasonal buildup of accounts receivable and inventory levels, and the acquisition of fixed assets. Cash dividends of $2.5 million were paid to shareholders in 1995. Payments to suppliers were also accelerated this year to ensure the supply and prompt delivery of raw materials.

The Company's foreign subsidiaries (the "subsidiaries") have $6.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At September 30, 1995, the subsidiaries were utilizing, including letters of credit, approximately $2.3 million of these credit lines. These subsidiaries also have available an additional $5.0 million line of credit which is supported by a domestic standby letter of credit, $2.0 million of which was used as of September 30, 1995.

The Company has a $10.0 million ($20.0 million during the period July through December 1995) line of credit from a domestic bank, which is secured by domestic accounts receivable. At September 30, 1995, there were no outstanding borrowings under this credit line.

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

In addition, in June 1995, Izumi filed another lawsuit against the Company and Philips. In this second lawsuit, Izumi is seeking equitable relief in the form of reinstatement of the 1990 judgments in the Company's favor against Philips, which were vacated. This complaint was amended to include Sears Roebuck and Company as a co-plaintiff and to seek reinstatement of an unfair competition judgment only. The Company has moved for entry of a summary judgment dismissing the complaint. The Company believes that this second complaint by Izumi has no merit, and it intends to defend it vigorously.

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

In June 1989, the People's Republic experienced civil disturbances and, although such disturbances have dissipated since that time, there continues to be pressure for political reform. No assurance can be given that civil disturbances will not recur. If it becomes necessary to relocate the Company's manufacturing facilities from the People's Republic as a result of civil disturbances in that country or otherwise, the Company believes the production currently conducted in the People's Republic could be relocated to other Far East locations, including Hong Kong, or other low-cost manufacturing locations, with only temporary disruption and delay in such production and possible short-term operating and capital losses, provided that the Company is able to move substantially all of its manufacturing equipment and other assets currently in the People's Republic to another location. If the Company is unable to remove such assets, due to confiscation, expropriation, nationalization, embargoes or governmental restrictions, it would incur substantial operating and capital losses, including losses resulting from business disruption and delays in production. In addition, as a result of a relocation of its manufacturing equipment and certain other assets, the Company would likely incur relatively higher manufacturing costs. A relocation could also adversely affect the Company's revenues if the demand for the Company's products currently manufactured in the People's Republic decreases due to a disruption in the production and delivery of such products or due to higher prices which might result from increased manufacturing costs. Furthermore, earnings could be adversely affected due to reduced sales and/or the Company's inability to maintain its current margins on the products currently manufactured in the People's Republic.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          See "Legal Proceedings" in Part I, Item 2 of this report.

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Exhibits

          None.

 (b) There were no reports on Form 8-K filed for the three months ended September 30, 1995.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           WINDMERE CORPORATION
                                               (Registrant)



November 13, 1995                   By:               /s/
                                         Harry D. Schulman
                                         Executive Vice President -
                                         Finance and Administration and
                                         Chief Financial Officer
                                         (Duly authorized to sign on
                                          behalf of the Registrant)


November 13, 1995                   By:               /s/
                                         Burton A. Honig
                                         Vice President - Finance
                                         (Duly authorized to sign on
                                          behalf of the Registrant)