Form 10-K405
period 1995-12-31
WINDMERE CORP
filed 1996-03-29
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Title of each class       Name of each exchange on which registered
Common Stock $.10 Par Value        New York Stock Exchange
Special Preferred Stock Rights     New York Stock Exchange
Common Stock Purchase Rights       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No_____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     As of March 20, 1996, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $9.75) held by non-affiliates of the Registrant was approximately $138,251,000.
  APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                     16,427,924 Shares of Common Stock
              (as of the close of business on March 20, 1996)

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Windmere Corporation's 1995 Annual Report to Shareholders (for the fiscal year ended December 31, 1995). Information contained in this document has been incorporated by reference in PARTS I and II.

2.   Windmere Corporation Proxy Statement for its 1996 Annual
     Meeting of Shareholders (dated April 12, 1996). Information contained in this document has been incorporated by reference in PART III.


                                    PART I

ITEM 1.                    DESCRIPTION OF BUSINESS

General

Windmere Corporation (the "Company") is engaged principally in manufacturing and distributing a wide variety of personal care, kitchen electric and seasonal products. The Company designs and manufactures its products for sale to retail stores, distributors and professional beauty supply customers located primarily in the United States, Canada and Europe, with additional distribution in Latin America and the Far East. The Company's products are sold largely under its Windmere trade name, as well as under other trade names, trademarks and private labels. The Company also manufactures products on a contract basis for others.

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

In 1995, President Clinton extended the People's Republic's most-favored-nation (MFN) trading status for an additional year, beginning July 3, 1995. The President announced in 1994 that the United States would, in the future, permanently de-link MFN renewal from human rights issues, other than freedom of emigration provisions. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conducted under the auspices of the General Agreement on Tariffs and Trade (GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 percent ad valorem, as set forth in Column
2 of the HTSUS. If MFN status for goods produced in the People's Republic were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

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

In 1995, 1994 and 1993, net sales of personal care products and appliances represented approximately 63% and 37%, 70% and 30%, and 74% and 26%, respectively, of the Company's total net sales.

Marketing and Distribution

Distribution:

The Company's products are sold principally by independent sales representatives. The Company utilizes media advertising, cooperative advertising and collateral materials to promote its products.

The Company's products are sold under various federal trademarks and registrations, some of which include: Windmere, Jumbo Curl, Belson Pro, Curlmaster, Design Pro, First Class Gourmet, Solid Gold, Hot'n Steamy, Windmere Salon, Steam Express, Air Moves, ESP, Electric Shock Protection, VIP Pro, Setting Pretty, Skinni Mini, Clothes Shaver, Easy Styler, Four Way Curls, Set Up, All Curl Trio, Mirror Go Lightly, Jerdon, First Class, Plak Trac, Litter Maid, Smoke Catcher, Curly Top, Prelude, High Fashion, Belson, Pro Touch, Pro Star, Hot Silver, Golden Touch, Profiles, Comare, Salon Designs, Premiere, Espree, Gold'n Hot and Gentle Air. The Company believes that its business has not been materially dependent on any one such trademark.

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

The Company owns a 50% interest in a joint venture, Paragon Industries, which distributes electric fans and other seasonal products manufactured by Durable and unaffiliated third parties. At December 31, 1995, this investment had a negative book value of $.8 million and there were no significant contingent liabilities arising from such investment.

Manufacturing:

The Company's manufacturing business is conducted by Durable. Durable, through its twenty-four year relationship with the Company, has produced an extensive product line, which includes not only the appliances sold to the Company and its customers and a substantial amount of oscillating fans for a joint venture, but it has also become a contract manufacturer for a range of products, such as toasters, steam irons, toaster ovens, can openers, blenders, hand mixers and waffle irons, which it sells primarily to customers in the United States, Canada and Europe. Some of its customers are Rival, Salton-Maxim and Sunbeam.

In February 1996, the Company announced the signing of an agreement whereby it would acquire a 50% ownership in Salton-Maxim, a designer and marketer of small kitchen appliances and beauty care products. The transaction, which is subject to a number of conditions, is expected to close in June 1996.

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

Backlog

The Company's backlog of orders as of December 31, 1995, 1994 and 1993 was approximately $22.2 million, $20.1 million and $17.7 million, respectively, which orders are generally shipped within the next succeeding year.

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

Employees

At March 1, 1996, the Company's distribution businesses in the United States, Canada, Europe and Hong Kong employed approximately 250 persons. Durable's operations in Hong Kong and the People's Republic of China employed approximately 10,000 persons. The Company enjoys satisfactory working relations with these employees. The Company is not a party to any collective bargaining agreement.

Geographic Area Financial Information

Incorporated by reference to the Company's 1995 Annual Report to Shareholders, under the caption, "Note M to Consolidated Financial Statements, Geographic Area Information". Included as part of Exhibit 13.

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

Durable owns approximately 50,000 sq. ft. of office space in Hong Kong, of which 30,000 sq. ft. is used for its and the Company's trading companies' headquarters. Durable also utilizes facilities of 1,600,000 sq. ft. in the People's Republic which it operates under contracts with the local government. The contracts require such periodic adjustments that terms of between one and five years exist at all times. Certain facilities have contract terms extending beyond five years.

ITEM 3.  LEGAL PROCEEDINGS

In April 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses to these claims by Izumi. A pre-answer motion by the Company has resulted in the dismissal of some of Izumi's claims, and the Company has answered the remaining claims. The Company intends to defend this action fully and vigorously.

In addition, in June 1995, Izumi filed another lawsuit against the Company and Philips. In this second lawsuit, Izumi sought equitable relief in the form of reinstatement of the 1990 judgments in the Company's favor against Philips, which were vacated. This complaint was amended to include Sears, Roebuck and Co. ("Sears") as a co-plaintiff and to seek reinstatement of an unfair competition judgment only. In December 1995, this second lawsuit was dismissed by the Court. Izumi and Sears filed notices of appeal, but subsequently withdrew the appeal.

The Company is also subject to other legal proceedings, product liability and other claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS


The Company's common stock is traded on the New York Stock Exchange under the symbol WND. High and low market prices and dividends paid per share in 1995 and 1994, by quarters, are as follows:

                            Market Price            Cash
                         High         Low         Dividends
1995
Fourth quarter           7 3/8       6              $.05
Third quarter            8 1/4       7 1/4           .05
Second quarter           9           7 5/8           .05
First quarter            9 3/4       7 5/8           .05
                                                    $.20


1994
Fourth quarter          11 1/8       7 5/8          $.05
Third quarter           12           9 3/8           .05
Second quarter          11 7/8       7 3/4           .05
First quarter            8 1/2       6 3/4           .00
                                                    $.15

The approximate number of holders of common stock of the Company, as of December 31, 1995, was 1,400. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 6,300 shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

                                1995           1994            1993

Net sales                     $187,777       $181,112       $170,661
Equity in net earnings (loss)
 of joint ventures            $   (393)      $     91       $   (504)
Earnings (loss) before taxes
 and minority interest        $ (3,165)      $ 23,131       $ 12,305
Provision for taxes
 (benefits)                   $ (1,281)      $  2,595       $  1,365
Effective tax rate               (40.5)%         11.2%          11.0%
Net earnings (loss)           $ (1,884)*     $ 20,537**     $ 11,469***
Working capital               $127,626       $129,281       $117,961
Current ratio                 7.5 to 1       7.0 to 1       5.8 to 1
Property, plant and
 equipment, net               $ 30,485       $ 28,449       $ 25,022
Total assets                  $188,012       $197,124       $180,479
Long-term debt, deferred
 liabilities and minority
 interest                     $  3,519       $  4,932       $  9,492
Common stock in treasury -
 at cost                      $      -       $      -       $      -
Stockholders' equity          $164,931       $170,625       $146,587

Per share data:

Net earnings (loss)           $   (.11)*     $   1.17**     $    .71***
Cash dividends paid           $    .20       $    .15       $      -
Book value at year end        $   9.87       $  10.20       $   9.29
Return on average equity             -           12.9%           8.2%

*Includes a non-recurring loss on the sale of an other asset of $5,280,000, or $.31 per share.

**Includes a non-recurring gain on the sale of Hong Kong office space of $7,810,500, or $.45 per share.

***Includes cumulative effect of accounting change benefit of $1,731,100, or $.11 per share.

****Includes extraordinary credit from litigation settlement of $29,648,800, or $1.82 per share.

                                     1992           1991

Net sales                          $175,450       $141,608
Equity in net earnings (loss)
 of joint ventures                 $   (848)      $ (1,020)
Earnings (loss) before taxes
 and minority interest             $  6,531       $(11,947)
Provision for taxes
 (benefits)                        $    805       $   (813)
Effective tax rate                     10.9%          (7.4)%
Net earnings (loss)                $ 34,335****   $ (9,488)
Working capital                    $104,139       $ 96,705
Current ratio                      4.8 to 1       4.8 to 1
Property, plant and
 equipment, net                    $ 24,546       $ 25,751
Total assets                       $172,974       $175,836
Long-term debt, deferred
 liabilities and minority
 interest                          $ 12,291       $ 49,999
Common stock in treasury -
 at cost                           $      -       $  7,344
Stockholders' equity               $132,922       $100,216

Per share data:

Net earnings (loss)                $   2.09****   $   (.59)
Cash dividends paid                $      -       $      -
Book value at year end             $   8.65       $   6.19
Return on average equity               29.4%              -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Year Ended December 31, 1995 compared with Year Ended December 31, 1994

Net Sales

Net sales were $187.8 million and $181.1 million for the years ended December 31, 1995 and 1994, respectively. Manufacturing sales increased by $14.4 million due to increased shipments of kitchen electric appliances. Distribution sales declined by $7.7 million primarily due to the weak U.S. retailing environment in 1995. Wal-Mart Stores, Inc. and a kitchen electric appliance distributor accounted for 13.1% and 11.4%, respectively, of the Company's 1995 sales.

Set forth below is a table indicating the revenues that the Company derived from its distribution and manufacturing operations for the periods indicated:

                          Year Ended December 31,
                             1995                      1994
Distribution   $147,576,000   79%       $155,320,600    86%
Manufacturing    40,200,900   21          25,791,600    14
  Total Sales  $187,776,900  100%       $181,112,200   100%

Gross Profit Margin

The Company's gross margin percentage decreased in 1995 to 21.8% of sales from the 27.0% level in the prior year due to higher raw materials costs which could not be passed on to customers and the greater concentration of lower-margin manufacturing sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 20.0% and 19.6% in 1995 and 1994, respectively. The Company's higher aggregate operating expenses were primarily a result of increased bad debt expense and inventory storage costs.

Unusual or Non-Recurring Items

In 1995, the Company incurred a non-recurring pre-tax loss of $8.0 million on the sale of an other asset. This transaction reduced 1995 net earnings by $5.3 million, or $.31 per share, on an after-tax basis.

Equity in Net Earnings (Loss) of Joint Ventures

The Company's equity in net earnings (loss) of joint ventures was $(.4) million and $.1 million in 1995 and 1994, respectively. Lower gross margins in 1995, due to higher raw materials costs, produced the decline in the joint venture's earnings.

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

Earnings Per Share

The average number of common shares and common equivalent shares used in computing per share results was 2.1% lower in 1995 primarily as a result of a lower dilutive effect from unexercised stock options and warrants, due both to a decline in the quoted market price of the Company's common stock during the year and the Company's fourth quarter loss.

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

Gross Profit Margin

The Company's gross profit margin declined in 1994 to 27.0% of sales from the 28.1% level in the prior year. The lower gross margin resulted primarily from three factors. The Company experienced the effects of higher raw materials prices in the second half of 1994. In addition, growth in kitchen electric appliance sales was achieved at lower than normal margins in order to establish a market presence. Finally, while manufacturing sales were level for both years, electric fragrance unit sales, which had higher margins, were significantly lower in 1994.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 19.6% and 21.4% in 1994 and 1993, respectively. The Company's lower aggregate operating expenses were primarily a result of reduced advertising costs and legal expenses.


Unusual or Non-Recurring Items

In 1994, the Company recorded an unusual and non-recurring gain of $7.8 million on the sale of 60,000 square feet of office space in Hong Kong. No taxes were provided as the gain is not taxable.

Equity in Net Earnings (Loss) of Joint Ventures

The Company's equity in net earnings (loss) of joint ventures, excluding the results of a joint venture sold in August 1993, was $.1 million and $(.3) million in 1994 and 1993, respectively. Higher sales and gross margins in 1994 produced the improved earnings.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Offshore earnings generally are taxed at rates lower than in the United States. Non-recurring transactions in 1994 and 1993 lowered the Company's effective tax rate by 5.9 percentage points in each of those years.

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

Liquidity & Capital Resources

At December 31, 1995, the Company's working capital was $127.6 million, a decrease of $1.7 million since the end of 1994. At the end of 1995, 1994 and 1993, the Company's current ratio was 7.5 to 1, 7.0 to 1 and 5.8 to 1, respectively, and its quick ratio was 3.5 to 1, 3.6 to 1 and 3.1 to 1, respectively.

Cash and cash equivalents increased by $4.8 million during 1995. Cash of $13.4 million was provided from operating activities, which included the refund of $3.0 million that had been deposited as security in connection with a Hong Kong tax audit. The Company utilized approximately $13.1 million of cash this year to finance higher inventory levels and for the acquisition of fixed assets. In 1995, the Company purchased and retired 139,600 shares of its common stock at a cost of $1.0 million. Cash dividends of $3.4 million were paid to shareholders in 1995. In January 1996, the Company used $2.6 million to purchase and retire 356,500 shares of its common stock, bringing the total number of shares purchased under a 1,000,000 share authorization to 893,500, at an aggregate cost of $7.5 million.

The Company's foreign subsidiaries (the "subsidiaries") have $6.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At December 31, 1995, the subsidiaries were utilizing, including letters of credit, approximately $.6 million of these credit lines, leaving a remaining funding capacity of $5.8 million. These subsidiaries also have available an additional $5.0 million line of credit which is supported by a domestic standby letter of credit, which credit line was not being used at December 31, 1995.

The Company has a $20.0 million demand line of credit from a domestic bank, which is secured by domestic accounts receivable. At December 31, 1995, there were no outstanding borrowings under this credit line.

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

Legal Proceedings

In April 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses to these claims by Izumi. A pre-answer motion by the Company has resulted in the dismissal of some of Izumi's claims, and the Company has answered the remaining claims. The Company intends to defend this action fully and vigorously.

In addition, in June 1995, Izumi filed another lawsuit against the Company and Philips. In this second lawsuit, Izumi sought equitable relief in the form of reinstatement of the 1990 judgments in the Company's favor against Philips, which were vacated. This complaint was amended to include Sears, Roebuck and Co. ("Sears") as a co-plaintiff and to seek reinstatement of an unfair competition judgment only. In December 1995, this second lawsuit was dismissed by the Court. Izumi and Sears filed notices of appeal, but subsequently withdrew the appeal.

The Company is also subject to other legal proceedings, product liability and other claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur.

Manufacturing Operations

The Company's products are primarily manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guandong Province of the People's Republic of China, which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. Substantially all of the Company's products are manufactured by Durable and unrelated factories in the People's Republic. Approximately 85% to 90% of the Company's revenues are currently derived from products manufactured by Durable. The supply and cost of these products, as well as finished products, can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic.

In June 1989, the People's Republic experienced civil disturbances and, although such disturbances have dissipated since that time, there continues to be pressure for political reform. No assurance can be given, however, that civil disturbances will not recur. If it becomes necessary to relocate the Company's manufacturing facilities from the People's Republic as a result of civil disturbances in that country or otherwise, the Company believes the production currently conducted in the People's Republic could be relocated to other Far East locations, including Hong Kong, or other low-cost manufacturing locations, with only temporary disruption and delay in such production and possible short-term operating and capital losses, provided that the Company is able to move substantially all of its manufacturing equipment and other assets currently in the People's Republic to another location. If the Company is unable to remove such assets, due to confiscation, expropriation, nationalization, embargoes or governmental restrictions, it would incur substantial operating and capital losses, including losses resulting from business disruption and delays in pro-duction. In addition, as a result of a relocation of its manufacturing equipment and certain other assets, the Company would likely incur relatively higher manufacturing costs. A relocation could also adversely affect the Company's revenues if the demand for the Company's products currently manufactured in the People's Republic decreases due to a dis-ruption in the production and delivery of such products or due to higher prices which might result from increased manufacturing costs. Furthermore, earnings could be adversely affected due to reduced sales and/or the Company's inability to maintain its current margins on the products currently manufactured in the People's Republic.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Company's 1995 Annual Report to Shareholders (Exhibit 13). See also PART IV, ITEM 14(a)2 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders under the caption "Security Ownership".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by Reference to the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  FINANCIAL STATEMENTS

               The following consolidated financial statements of Windmere Corporation and subsidiaries are incorporated by reference in
               PART II, ITEM 8:


         AUDITOR'S REPORT                             Exhibit 13


         CONSOLIDATED BALANCE SHEETS AS OF
         DECEMBER 31, 1995 AND 1994                   Exhibit 13

         CONSOLIDATED STATEMENTS OF OPERATIONS
         YEARS ENDED DECEMBER 31, 1995, 1994
         AND 1993                                     Exhibit 13

         CONSOLIDATED STATEMENTS OF
         STOCKHOLDERS' EQUITY - THREE YEARS ENDED
         DECEMBER 31, 1995                            Exhibit 13

         CONSOLIDATED STATEMENTS OF
         CASH FLOWS - YEARS ENDED
         DECEMBER 31, 1995, 1994 AND 1993             Exhibit 13

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS                                   Exhibit 13


2.       FINANCIAL STATEMENT SCHEDULES

         AUDITOR'S REPORT                             Filed herewith

         SCHEDULE II -  VALUATION AND QUALIFYING
                          ACCOUNTS AND RESERVES -
                          YEARS ENDED DECEMBER 31,
                          1995, 1994 AND 1993         Filed herewith

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

10.48 Stock Acquisition Agreement dated April 1, 1994, between Durable, PPC Industries 1980 Limited, Ourimbah Investment, Limited and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.49 1995 Common Stock Purchase Rights Agreement dated March 6, 1995 between American Stock Transfer and Trust Company and the Company. Incorporated by reference to the Company's Form 8-A Registration Statement filed March 7, 1995.

10.50 Facility Letter dated June 3, 1995, from the Bank of East Asia, Limited to Durable, Durable Electric Limited and PPC Industries 1980 Limited. Incorporated by reference to the Company's Form 10-Q dated June 30, 1995.

10.51 Amended and Restated Letter Agreement dated July 28, 1995, between NationsBank and the Company. Incorporated by reference to the Company's Form 10-Q dated June 30, 1995.

10.52 Amendment No. 1 to Amended and Restated Letter Agreement, dated March 1, 1996, between NationsBank and the Company. Exhibit 1.

(13) Annual Report to Security Holders for the year ended December 31, 1995. Exhibit 13.

(22)      Subsidiaries of the Registrant.  Filed herewith.

(24)      Consents of experts and counsel.  Filed herewith.

          (b)  REPORTS ON FORM 8-K

               None.



                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Windmere Corporation

We have audited the accompanying consolidated balance sheets of Windmere Corporation and Subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Windmere Corporation and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Windmere Corporation and Subsidiaries for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Miami, Florida
February 7, 1996


                     WINDMERE CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Changes in allowance for possible
losses on accounts receivable:

                                Years Ended December 31,

                               1995          1994         1993

Balance at beginning
 of period                  $1,338,100    $1,424,600   $1,635,600

Addition - Charged to
 costs and expenses            894,700       231,400      212,100

Addition - Charged to
 other accounts (a)             31,600        31,300      157,300

Deductions (b)              (1,106,400)     (349,200)    (580,400)


Balance at end
 of period                  $1,158,000    $1,338,100   $1,424,600


(a)  Recoveries of amounts previously written off against the reserve.

(b)  Write-off of accounts receivable against the reserve.


Part IV.  Item 3.  (22).

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

Windmere Consumer Products, Inc.                 Canada

Windmere France, S.A.R.L.                        France

Durable Electric, Ltd.                           Hong Kong

Durable Electrical Metal Factory, Ltd.           Hong Kong

Durable Europe, Ltd.                             Hong Kong

PPC Industries (1980) Ltd.                       Hong Kong

Sandgate Services, Ltd.                          Hong Kong

Windmere Europe, B.V.                            Netherlands


Each of the above subsidiaries is wholly-owned and is included in the consolidated financial statements as of December 31, 1995.


                               AUDITOR'S CONSENT


We have issued our report dated February 7, 1996, accompanying the consolidated financial statements and schedules incorporated by reference in the Annual Report of Windmere Corporation on Form 10-K for the year ended December 31, 1995. We hereby consent to the incorporation by reference of the aforementioned report in the Registration Statements of Windmere Corporation on Form S-8 (File No. 33-7681, effective September 30,
1986), Form S-8 (File No. 33-36424, effective August 17, 1990), Form S-2 (File No. 33-51776, effective January 19, 1993), and on Form S-8 (File No. 33-58574, effective February 22, 1993).


GRANT THORNTON LLP


Miami, Florida
March 27, 1996


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WINDMERE CORPORATION
                                  (Registrant)

BY:              /s/                     DATE:         3-26-96
    David M. Friedson, President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

BY:              /s/                     DATE:         3-26-96
    David M. Friedson, Director and
    President (Principal Executive
    Officer)

BY:              /s/                     DATE:         3-27-96
    Harry D. Schulman, Executive Vice
    President - Finance and Administration
    (Principal Financial Officer)

BY:              /s/                     DATE:         3-26-96
    Burton A. Honig, Vice President -
    Finance (Principal Accounting Officer)

BY:              /s/                     DATE:         3-25-96
    Bertley Sager, Director

BY:              /s/                     DATE:         3-25-96
    Jerald I. Rosen, Director

BY:              /s/                     DATE:         3-25-96
    Harold Strauss, Director

BY:              /s/                     DATE:         3-26-96
    Lai Kin, Director

BY:              /s/                     DATE:         3-26-96
    Raymond So, Director

BY:              /s/                     DATE:         3-26-96
    Leonard Glazer, Director

BY:              /s/                     DATE:         3-27-96
    Barbara Friedson Garrett, Director

BY:              /s/                     DATE:         3-27-96
    Felix S. Sabates, Director