Form 10-K/A
period 1995-12-31
WINDMERE CORP
filed 1996-04-29
CIK 217084

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-K/A

[X]  For the fiscal year ended December 31, 1995

                               OR

[ ]  For the transition period from ____________ to ____________

Commission file number 1-10177

                      WINDMERE CORPORATION
     (Exact name of registrant as specified in its charter)

            Florida                                 59-1028301
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)

5980 Miami Lakes Drive, Miami Lakes, Florida            33014
         (Address of principal executive offices)    (Zip Code)

                         (305) 362-2611
      (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

[CAPTION]


                                        Name of each exchange
     Title of each class                on which registered

     Common Stock $.10 Par Value        New York Stock Exchange
     Special Preferred Stock Rights     New York Stock Exchange
     Common Stock Purchase Rights       New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:  None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [
X ]

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

                16,427,924 Shares of Common Stock
         (as of the close of business on March 20, 1996)
































The following items of the Registrant's Form 10-K for the year ended December 31, 1995 are hereby amended to read in their entirety as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     In February 1996, the Company implemented a new corporate and management structure which is designed to streamline current operations and facilitate the development of new businesses. Under this plan, the Company has integrated its sales, marketing, manufacturing and product development processes. The Company now serves as a holding company and all business units are being combined under a new subsidiary of the Company, with a restructured executive management team. Certain executive officers of the Company have assumed new and/or additional roles and have new titles as part of such restructuring as reflected below.

     The following table sets forth information with respect to the directors and executive officers of the Company:

[CAPTION]


     Name             Age                 Office

Belvin Friedson       71      Chairman Emeritus of the Board of
                              Directors
David M. Friedson     40      Chairman of the Board, President and
                              Chief Executive
                                Officer
Arnold Thaler         57      Senior Vice President
Barbara Friedson
  Garrett             43      Senior Vice President
Harry D. Schulman     44      Senior Vice President
Burton A. Honig       58      Vice President - Finance
Robert W. Gorman      52      Vice President - Professional
                              Products
David W. O'Neill      49      President, Windmere Consumer
                              Products, Inc.
Jerald I. Rosen       68      Secretary
Lai Kin               65      Chairman of Durable
Raymond So            46      Senior Vice President and Managing
                              Director of Durable
Robert J. Weaver      47      Vice President - Sales and Marketing
                              - Consumer Products
Bert Sager            70      Director
Leonard Glazer        73      Director
Harold Strauss        73      Director
Felix S. Sabates      54      Director
Susan J. Ganz         36      Director
Thomas J. Kane        54      Director


     BELVIN FRIEDSON founded the Company and is currently Chairman Emeritus of the Board of Directors and a consultant to the Company.

Mr. Friedson was Chairman of the Board from 1963 to January 1996.
From 1963 to January 1987, Mr. Friedson also served as Chief
Executive Officer of the Company and from 1963 to January 1985, he served as President of the Company.

     DAVID M. FRIEDSON has served as Chairman of the Board of the Company since April 1996, Chief Executive Officer of the Company since 1987 and as President of the Company since January 1985. From June 1976 to January 1985, Mr. Friedson held various other management positions with the Company.

     ARNOLD THALER has served as a Senior Vice President of the Company since February 1996 and has served as an Executive Vice President-Product Development, Engineering and Manufacturing of the Company since December 1988. For ten years prior thereto, Mr. Thaler held various other management positions with the Company.

     BARBARA FRIEDSON GARRETT has served as Senior Vice President of the Company since February, 1996 and has served as an Executive Vice President-Sales and Marketing of the Company since December 1988. For ten years prior thereto, Ms. Garrett held various other management positions with the Company.

     HARRY D. SCHULMAN has served as Senior Vice President of the Company since February 1996 and Executive Vice President-Finance and Administration of the Company since February 1993. From March 1990 to January 1993, he served as Senior Vice President-Finance and Administration of the Company. From January 1989 to March 1990, he was Vice President-Financial Analysis and Administration of the Company. Mr. Schulman has served as Chief Financial Officer of the Company since March 1990.

     BURTON A. HONIG has served as Vice President-Finance of the Company since December 1982. He was also Treasurer of the Company from March 1987 to March 1992 and from August 1981 to December
1982.  Mr. Honig is a Certified Public Accountant.

     ROBERT W. GORMAN has served as Vice President-Professional
Products of the Company since December 1986.

     DAVID W. O'NEILL has served as President of Windmere Consumer Products, Inc., a significant subsidiary of the Company, since
October 1984.

     JERALD I. ROSEN has served as Secretary of the Company since
1977. Mr. Rosen has been engaged in the practice of law since 1969 and has been a Certified Public Accountant since 1952.

     LAI KIN has been Chairman of Durable Electrical Metal Factory, Ltd. ("Durable"), a 100%-owned subsidiary of the Company, since
1995.  From 1973 to 1995, Mr. Lai was Managing Director of Durable.

In addition, Mr. Lai Kin has been Managing Director of Ourimbah
Investment, Limited ("Ourimbah"), a holding and investment company, since 1989.

     RAYMOND SO has served as a Senior Vice President of the Company since February 1996 and has been Managing Director of Durable since February 1996. Prior to his current positions and beginning in 1986, Mr. So held various senior executive management positions with Durable.

     ROBERT J. WEAVER has served as Vice President-Sales and Marketing-Consumer Products since September 1995. Prior to his service with the Company, Mr. Weaver served as National Accounts Manager for Helen of Troy Corp. from February 1993 to September 1995, and served as a Regional General Manager for Hamilton-Beach/Proctor-Silex Corp. from September 1987 to February 1993.

     BERT SAGER has been an attorney-at-law since 1949 and Chairman of the Board of Acorn Venture Capital Corporation, a venture capital company, for more than the past 5 years. Mr. Sager is also a director of Computer Products, Inc., a manufacturer of electronic products.

     LEONARD GLAZER retired in 1992 and is a private investor. For more than 5 years prior thereto, Mr. Glazer was President of Professional Engineering International, Inc., an engineering consulting firm.

     HAROLD STRAUSS has been a Professor of Business Management and Organizational Behavior at the University of Miami since 1968.

     FELIX S. SABATES has been Chief Executive Officer of Top Sales Company, Inc., an independent sales representative, since January
1965.

     SUSAN J. GANZ has served as President and Chief Executive
Officer of each of Lion Brothers Co., Inc., a manufacturer of embroidered emblems and material, and Chesapeake Cap Company, Inc., a manufacturer of hats, for more than the last five years.

     THOMAS J. KANE has served as President of T.J.K. Sales, Inc., an independent sales representative, since he founded such company in 1978.

     There is no family relationship between any director, executive officer or nominee, except that David M. Friedson and Barbara Friedson Garrett are the son and daughter of Belvin
Friedson, and Desmond Lai is the son of Lai Kin.



ITEM 11.   EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the aggregate compensation paid during each of the years ended December 31, 1995, 1994 and 1993 to the Company's Chief Executive Officer (the "CEO") and each of the four most highly compensated executive officers of the Company other than the CEO during 1995. The CEO and such other executive officers are sometimes referred to herein as the "Named Executive Officers."

[CAPTION]


                                            Long
                                 Annual     Term
                                 Compen-   Compen-
                                 sation    sation
                                   (1)     Number     All
Name and                                     of      Other
Principal     Fiscal                       Options  Compen-
Position       Year   Salary      Bonus  Granted(2) sation


David M.       1995  $745,028   $      0   1,500 $2,357(3)
Friedson       1994  $689,572   $161,000 376,500 $2,357
Chairman,      1993  $626,051   $146,538   1,500 $2,231
President
 and Chief
 Executive
 Officer


Arnold Thaler  1995  $273,634   $      0     -0- $3,575(4)
Senior Vice    1994  $253,773   $ 60,162 100,000 $3,575
President      1993  $245,399   $ 54,962     -0- $2,231


Barbara        1995  $263,816   $      0   1,500 $2,357(5)
 Friedson      1994  $243,607   $ 58,125 101,500 $2,357
 Garrett       1993  $236,544   $ 52,876   1,500 $2,357
Senior Vice
 President


Lai Kin        1995  $359,444   $      0   1,500 $    0
Chairman of    1994  $355,304   $      0   1,500 $    0
 Durable       1993  $326,520   $      0   1,500 $    0


Belvin         1995  $370,910   $      0   1,500 $7,896(6)
 Friedson      1994  $314,990   $      0   1,500 $7,896
Chairman       1993  $314,990   $      0   1,500 $4,410
 Emeritus
 and
 Consultant




_________________________

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus of such officer.

(2) See "Option Grants Table" and "Aggregate Option Exercises and Year-End Option Value Table" below for additional information about these options.

(3) The amount indicated consists of life insurance premiums of $357 paid by the Company on a policy as to which the Named Executive Officer may designate the beneficiary and matching contributions made by the Company of $2,000 to its 401(k) Profit Sharing Plan.

(4) The amount indicated consists of life insurance premiums of $1,575 paid by the Company on a policy as to which the Named Executive Officer may designate the beneficiary and matching contributions made by the Company of $2,000 to its 401(k) Profit Sharing Plan.

(5) The amount indicated consists of life insurance premiums of $357 paid by the Company on a policy as to which the Named Executive Officer may designate the beneficiary and matching contributions made by the Company of $2,000 to its 401(k) Profit Sharing Plan.

(6) The amount indicated represents the amount of life insurance premiums paid by the Company on a policy as to which the Named Executive Officer may designate the beneficiary.



     OPTION GRANTS TABLE. The following table sets forth certain information concerning grants of stock options made during 1995 to each of the Named Executive Officers. The Company did not grant any stock appreciation rights in 1995.

[CAPTION]



                Individual Option Grants in 1995
                                   % of Total
                                     Options
                     Number of     Granted to    Exercise
                      Options       Employees      Price
   Name               Granted        in 1995     Per Share

David M. Friedson     1,500(1)         1.4%        $8.5625
Arnold Thaler           --            --           --
Barbara Friedson
 Garrett              1,500(1)         1.4%        $8.5625
Lai Kin               1,500(1)         1.4%        $8.5625
Belvin Friedson       1,500(1)         1.4%        $8.5625

(continued)


                                                Alternative
                              Expiration        Grant Date
Name                             Date            Value(2)


David M. Friedson               5/31/06          $4,734
Arnold Thaler                        --              --
Barbara Friedson Garrett        5/31/06          $4,734
Lai Kin                         5/31/06          $4,734
Belvin Friedson                 5/31/06          $4,734



_________________________

(1)  The options were granted pursuant to the Company's 1988
     Director Option Plan on June 1, 1995.

(2) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The estimated values under that model are based on certain assumptions as to variables such as interest rates, stock price volatility and future dividend yields. The actual value, if any, that an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.



     AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE.
The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of the end of 1995.


[CAPTION]


                                Shares
                               Acquired         Value
Name                          on Exercise     Realized


David M. Friedson                 --             --

Arnold Thaler                     --             --

Barbara Friedson Garrett          --             --

Lai Kin                           --             --

Belvin Friedson                   --             --


(continued)

                          Number of           Value of
                         Unexercised         Unexercised
                         Options at         In-the-Money
                         1995 Fiscal         Options at
                          Year-End           1995 Fiscal
                       Exercisable (E)       Year-End(1)
Name                  Unexercisable (U)    Exercisable (E)


David M. Friedson         419,500 (E)      $ 204,118 (E)
                            1,500 (U)      $       0 (U)

Arnold Thaler              89,000 (E)      $ 164,875 (E)
                           60,000 (U)      $   7,500 (U)

Barbara Friedson Garrett  163,500 (E)      $ 430,868 (E)
                           61,500 (U)      $   7,500 (U)

Lai Kin                     9,000 (E)      $  19,680 (E)
                            1,500 (U)      $       0 (U)

Belvin Friedson            48,000 (E)      $ 170,805 (E)
                            1,500 (U)      $       0 (U)



______________________

(1) Based on the closing price of the Company's Common Stock on the New York Stock Exchange on December 31, 1995, which was
     $7.13.


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Compensation Committee of the Board of Directors consists of Jerald I. Rosen, Bert Sager and Felix S. Sabates. Mr. Rosen serves as Secretary of the Company, although he is not compensated for his services in such capacity. Mr. Sager is an independent director of the Company, and is neither an officer of the Company nor affiliated with any principal shareholder of the Company. Mr. Sabates is the sole shareholder and Chief Executive Officer of Top Sales Company, Inc. ("Top Sales"). Pursuant to an agreement dated August 15, 1988 between the Company and Top Sales, Top Sales sells certain products manufactured by the Company. In 1995, the Company paid Top Sales $556,400 pursuant to this agreement. Each member of the Compensation Committee is a "disinterested person" within the meaning of Rule 16b-3 under the Exchange Act.

     DIRECTOR COMPENSATION. Directors of the Company who are salaried employees of the Company do not receive any additional compensation for serving as a director or committee member. In 1995, non-employee directors of the Company received $1,500 per month for service on the Board of Directors and $750 for each Board of Directors' meeting attended and for each committee meeting attended.

     In 1989, the Board of Directors and the shareholders of the Company adopted the 1988 Director Option Plan (the "Director Plan") to attract and retain the services of experienced and knowledgeable directors and to provide an incentive for such persons to increase their proprietary interest in the Company's long-term success and progress.

     Under the terms of the Director Plan, which is administered by a committee composed of Burton A. Honig, Joseph Reid, the Controller of the Company, and another officer of the Company, options to purchase an aggregate of 375,000 shares of Common Stock may be issued to the directors of the Company. The Director Plan provides for the granting to each director of the Company on June 1, 1988, or as soon thereafter as reasonably possible, nonqualified options to purchase shares of Common Stock ("option shares") in an amount determined in accordance with the following formula:


[CAPTION]



          number of completed years of service on
1,500 X   the Company's Board + 1,500 = number of option shares
          of Directors through June 1,
          1988




     In addition, 1,500 option shares will automatically be granted to each of the Company's then serving directors on June 1 (or, if June 1 is not a business day, on the next succeeding business day) of each successive year commencing on June 1, 1989 and ending with the last grant of options under the Director Plan on June 1, 1997. The option price of each option granted under the Director Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant, and no option may be exercised before the first anniversary of the date upon which it was granted (the "Vesting Date"). Options granted under the Director Plan, which remain unexercised, expire upon the earlier of (i) the date which is ten years from the Vesting Date, (ii) eight months after the date the optionee ceases to be a director or (iii) one year after death. In the event of a change in control of the Company, as defined in the Director Plan, all options become immediately exercisable with respect to the full number of option shares.

     In June 1995, an automatic grant of 1,500 shares was made to each of the Company's directors.

EMPLOYMENT CONTRACTS.

     The Company entered into an employment agreement with David M. Friedson, dated July 18, 1983, which has been amended from time to time. Under this agreement, among other things, Mr. Friedson was employed for a five-year term, commencing July 18, 1983, which term is automatically extended each year for an additional one-year period unless written notice of an intention not to extend is given by either party. This Agreement provides for a minimum annual base salary which, as of December 31, 1995, was $748,800, which amount is subject to adjustment in subsequent periods according to changes in the Consumer Price Index, in addition to other benefits. If, at any time during the term of the agreement, there shall be a change in control of the Company, then Mr. Friedson shall have the option of terminating his employment upon 60 days' notice and, in such event, any outstanding options held by Mr. Friedson may be exercised and sold without restrictions imposed by the Company, and the Company shall pay Mr. Friedson a lump sum equal to three times Mr. Friedson's then annual salary. Such lump sum payment would be in lieu of any compensation that would otherwise be due and payable under this agreement. In consideration for such lump sum payment, Mr. Friedson has agreed to consult with the Company and its officers after termination of his employment, if requested to do so, for a period of four years from the date of such termination, devoting such time to such services as Mr. Friedson believes to be reasonable.

     The Company entered into an employment agreement with Belvin Friedson, dated January 5, 1987, which has been amended from time to time. Under this agreement, among other things, Mr. Friedson is retained by the Company to serve as an advisor and consultant to the Company for perpetual one-year periods unless four years' written notice not to extend is provided by the Company or Mr. Friedson (the "Advisory Period"). As of December 31, 1995, Mr. Friedson's annual compensation was $379,080, which amount is subject to adjustment in subsequent periods according to any increase in the Consumer Price Index, in addition to other benefits. During the Advisory Period, Mr. Friedson is restricted from competing with the Company as set forth in the agreement. If at any time during the Advisory Period, there shall be a change in control of the Company, then Mr. Friedson shall have the option of terminating the Advisory Period upon reasonable notice, and, upon such termination, the Company shall pay Mr. Friedson a lump sum equal to the sum of the payments to be made to Mr. Friedson during the Advisory Period discounted by a factor of 10% for each year in which such payments are accelerated. Such payment would be in lieu of any advisory compensation remaining to be paid under this agreement.

     The Company entered into employment agreements with Arnold Thaler and Barbara Friedson Garrett (collectively, the "Employees"). These agreements, as amended from time to time, provide, among other things, for the employment of Mr. Thaler and Ms. Garrett as Executive Vice Presidents, each for an initial term of three years, which terms are each automatically extended each year for an additional one-year period unless written notice of an intention not to extend is given by either party. Under these agreements, the Employees are each entitled to a minimum annual base salary which, as of December 31, 1995, was $274,976 for Mr. Thaler and $265,200 for Ms. Garrett, which amounts are subject to adjustment in subsequent periods according to changes in the Consumer Price Index, in addition to other benefits. If at any time during the term of these agreements, there shall be a change in control of the Company, then each Employee shall have the option of terminating his or her employment upon 60 days' notice and, in such event, any outstanding options held by the Employee may be exercised and sold without restrictions imposed by the Company, and the Company shall pay such Employee a lump sum equal to three times the Employee's prevailing annual salary. Such lump sum payment would be in lieu of any compensation that would otherwise be due thereafter under these agreements. In consideration for such lump sum payment, each Employee has agreed to consult with the Company and its officers after termination of his or her employment, if requested to do so, for a period of four years from the date of such termination, devoting only such time to such services as the Employee believes to be reasonable.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth, as of the Record Date, information with respect to the beneficial ownership of the Company's Common Stock by (i) each director of the Company (certain of whom constitute nominees for election as directors at the Annual Meeting), (ii) the Company's Chief Executive Officer and four other most highly compensated officers of the Company during the year ended December 31, 1995, (iii) the beneficial owner of more than 5% of the outstanding Common Stock and (iv) all directors and executive officers of the Company, as a group.

[CAPTION]


                                            Common Stock
                                          Beneficially Owned (2)

Name and Address of Beneficial Owner(1)   Shares       Percent

Belvin Friedson. . . . . . . . .       455,679 (3)       2.8
Jerald I. Rosen. . . . . . . . .        48,000 (4)       *
Bert Sager . . . . . . . . . . .        78,000 (5)       *
Harold Strauss . . . . . . . . .        39,604 (6)       *
Leonard Glazer . . . . . . . . .        24,052 (7)       *
David M. Friedson. . . . . . . .     1,005,772 (8)       5.8
Barbara Friedson Garrett . . . .       241,705 (9)       1.5
Lai Kin. . . . . . . . . . . . .     1,748,000 (10)     10.6
Felix S. Sabates . . . . . . . .        36,500 (11)      *
Arnold Thaler  . . . . . . . . .       107,339 (12)      *
Raymond So.. . . . . . . . . . .        46,500 (13)      *
Susan J. Ganz. . . . . . . . . .           400           *
Thomas J. Kane . . . . . . . . .        25,000 (14)      *
Desmond Lai. . . . . . . . . . .        13,000 (15)      *
Ourimbah Investments, Limited. .     1,739,000 (16)     10.6
Heartland Advisors, Inc. . . . .     1,033,500 (17)      6.3
Franklin Resources, Inc. . . . .     1,419,150 (18)      8.6
Rockefeller & Co., Inc.. . . . .       878,700 (19)      5.3

All directors and executive officers
  as a group (19 persons). . . .     4,103,573 (3)-(15) 22.9


____________________

 *   Less than 1%.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified above is c/o Windmere
     Corporation, 5980 Miami Lakes Drive, Miami Lakes, Florida
     33014-2467.

(2) Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Record Date upon the exercise of options.

(3) Includes the ownership of options to purchase 48,000 shares of Common Stock that are exercisable within 60 days from the Record Date. Mr. Friedson disclaims the beneficial ownership of any shares owned by his wife or his children.

(4) Represents the ownership of options to purchase 48,000 shares of Common Stock that are exercisable within 60 days from the Record Date. Does not include 15,000 shares owned by the wife of Jerald I. Rosen, as to which shares Mr. Rosen disclaims beneficial ownership.

(5) Includes the ownership of options to purchase 48,000 shares of Common Stock that are exercisable within 60 days from the Record Date. Does not include 424,633 shares owned by the wife of Mr. Sager, as to which shares Mr. Sager disclaims beneficial ownership.

(6) Includes the ownership of options to purchase 34,500 shares of Common Stock that are exercisable within 60 days from the Record Date.

(7) Includes the ownership of options to purchase 24,000 shares of Common Stock that are exercisable within 60 days from the Record Date.

(8) Includes the ownership of options to purchase 769,500 shares of Common Stock that are exercisable within 60 days from the Record Date. Mr. Friedson disclaims the beneficial ownership of any Common Stock owned by his siblings, Belvin Friedson or his wife.

(9) Includes the ownership of options to purchase 163,500 shares of Common Stock that are exercisable within 60 days from the Record Date. Ms. Garrett disclaims the beneficial ownership of any Common Stock owned by her siblings, Belvin Friedson or his wife.

(10) Represents options to purchase 9,000 shares of Common Stock that are exercisable within 60 days from the Record Date and 1,739,000 shares owned by Ourimbah Investments, Limited, of which Mr. Lai Kin is Managing Director. Mr. Lai Kin disclaims the ownership of any Common Stock owned by his wife or his children.

(11) Represents the ownership of options to purchase 1,500 shares of Common Stock that are exercisable within 60 days from the Record Date and options to purchase 35,000 shares of Common Stock that are exercisable within 60 days from the Record Date and owned by Top Sales Company, Inc.

(12) Includes the ownership of options to purchase 89,000 shares of Common Stock that are exercisable within 60 days from the Record Date.

(13) Includes the ownership of options to purchase 25,000 shares of Common Stock that are exercisable within 60 days from the Record Date.

(14) Represents options to purchase 25,000 shares of Common Stock that are exercisable within 60 days from the Record Date.

(15) Represents options to purchase 13,000 shares of Common Stock that are exercisable within 60 days from the Record Date. Mr. Lai disclaims the beneficial ownership of the shares of Common Stock held by his siblings, his wife or Mr. or Mrs. Lai Kin.

(16) The address of Ourimbah Investments, Limited is 1F, Efficiency House, 35 Tai Yau Street, San Po Kong, Kowloon, Hong Kong.

(17) The address of Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.

(18) The address of Franklin Resources, Inc. is 777 Mariners Island Boulevard, San Mateo, California 94404.

(19) The address of Rockefeller & Co., Inc. is 30 Rockefeller
     Plaza, New York, New York 10112.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has agreed to use its best efforts to recommend to its shareholders and directors that Lai Kin, the Managing Director of Durable and of Ourimbah, be appointed as, and remain a member of, the Company's Board of Directors for such time as Mr. Lai continues to be an indirect shareholder of the Company and continues to be employed by Durable and/or any other affiliate of the Company. Upon Mr. Lai's resignation or termination as Managing Director of Durable, the Company has agreed to employ Mr. Lai as a consultant to the Company and Durable and any of their affiliates at a salary equal to 60% of Mr. Lai's annual base salary from Durable in the fiscal year immediately preceding his resignation or termination from Durable. Pursuant to this agreement, Mr. Lai will be employed as a consultant for a three-year period which is automatically extended by one year on the first day of the second year of each three-year period unless two years' prior written notice is given to terminate the agreement, in which event the term of the agreement will be automatically extended for one additional year beyond the expiration of the then current three year period.

     In April 1994, in connection with the purchase by the Company of 20% of the outstanding shares of capital stock of Durable, which resulted in Durable becoming a wholly-owned subsidiary of the Company, the Company agreed, upon a Change of Control of the Company (as defined in said agreement), to make an additional payment to Ourimbah in respect of shares of Durable being purchased under such agreement equal to the greater of (i) the same multiple of earnings per share paid for the shares of Common Stock of the Company received in connection with such Change of Control or (ii) the same multiple of net asset value per share paid for the shares of Common Stock of the Company received in connection with such Change of Control. In addition, the Company agreed to use its best efforts to recommend to the shareholders and directors of the Company that two individuals to be nominated by Mr. Lai and deemed suitable by the Company be appointed as members of the Company's Board of Directors. The Company further agreed that the composition of Durable's Board of Directors shall initially remain equally divided between each of the present designees of Ourimbah and persons selected by the Company. Accordingly, for so long as such designees of Ourimbah who are present members of the Board of Directors of Durable (the "Durable Board"): (i) remains a shareholder of Ourimbah, and (ii) Ourimbah remains a shareholder of the Company, the Company shall vote its shares of Durable to appoint such designees of Ourimbah to the Durable Board. When any member of the Durable Board who has been designated by Ourimbah ceases to be a shareholder of Ourimbah, such designee shall no longer be entitled to serve on the Durable Board, and the Company shall have the right to designate a replacement member to the Durable Board in its sole discretion.

     During 1995, the Company made a series of personal loans bearing interest at prevailing market rates to David M. Friedson, the Company's Chairman of the Board, President and Chief Executive Officer. As of March 29, 1996, the balance of such loans was $851,498.

     In 1986, the Company made a non-interest bearing loan of $78,000 to Mr. Lai, a Director of the Company. Such loan was outstanding as of the date of this Proxy Statement.

     In December 1991, the Company loaned $300,000 to Lion Redcliff Import and Export, Ltd., a company owned 50% by the Company and 50% by Lion Brothers Co., Inc., of which Ms. Susan J. Ganz, a Director of the Company, is President and Chief Executive Officer. At present, such obligation bears a prime rate of interest. The principal amount is payable in 30 monthly installments of $10,000 commencing May 1996.

     Reference is made to "Executive Compensation - Compensation
Committee Interlocks and Insider Participation" for a discussion of the relationship between Felix Sabates, Top Sales and the Company.



















































                            SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.


April 29, 1996                     WINDMERE CORPORATION



                                   By:/s/David M. Friedson
                                      David M. Friedson
                                      Chairman, President and
                                      Chief Executive Officer