Form 10-Q
period 1996-03-31
WINDMERE CORP
filed 1996-05-14
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---           SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended     MARCH 31, 1996
                                        -------------------

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---           SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from           to
                                       ----------   ---------

                      Commission File Number       1-10177
                                             ----------------

                        WINDMERE CORPORATION
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          FLORIDA                                    59-1028301
- - -------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


  5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                  33014
  --------------------------------------------                  -----
    (Address of principal executive offices)                  (Zip Code)

                               (305) 362-2611
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirement for the past 90 days.  Yes  X     No
                                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
       Class                               on April 23, 1996
       -----                          ----------------------------
Common Stock, $.10 Par Value                 16,357,557


                     WINDMERE CORPORATION AND SUBSIDIARIES

                                     INDEX


PART I.          FINANCIAL INFORMATION

         Item 1.          Consolidated Statements of Earnings for the                                 3
                          Three Months Ended March 31, 1996 and 1995

                          Consolidated Balance Sheets as of March 31, 1996,                           4-5
                          December 31, 1995 and March 31, 1995

                          Consolidated Statements of Cash Flows for Three Months                      6-7
                          Ended March 31, 1996 and 1995

                          Notes to Consolidated Financial Statements                                  8-9

         Item 2.          Management's Discussion and Analysis of Financial Condition                 10-13
                          and Results of Operations

PART II.                  OTHER INFORMATION

         Item 1.          Legal Proceedings                                                           14

         Item 6.          Exhibits and Reports on Form 8-K                                            14

SIGNATURES                                                                                            15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     WINDMERE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                                                                 Three Months Ended March 31,

                                                                               1996                     1995
                                                                               ----                     ----
Sales                                                                    $ 40,440   100.0%        $ 37,930    100.0%
Cost of Goods Sold                                                         31,837    78.7           28,794     75.9
                                                                         --------   -----         --------    -----
  Gross Profit                                                              8,603    21.3            9,136     24.1

Selling, General and
 Administrative Expenses                                                    8,050    20.0            9,021     23.9
                                                                         --------   -----         --------    -----
  Operating Profit                                                            553     1.3              115       .2

Other (Income) Expense
 Interest Expense                                                             133      .3              130       .3
 Interest and Other Income                                                   (475)   (1.2)            (594)    (1.6)
                                                                         --------   -----         --------    -----
                                                                             (342)    (.9)            (464)    (1.2)
                                                                         --------   -----         --------    -----
Earnings Before Equity in Net Loss of Joint Ventures
  and Income Taxes                                                            895     2.2              579      1.5
Equity in Net Loss of Joint Ventures                                         (225)    (.5)             (15)
                                                                         --------   -----         --------    -----
Earnings Before Income Taxes                                                  670     1.7              564      1.5

Income Taxes
  Current                                                                     (98)    (.2)             683      1.8
  Deferred                                                                    472     1.2             (424)    (1.1)
                                                                         --------   -----         --------    -----
                                                                              374       1              259       .7
                                                                         --------   -----         --------    -----
Net Earnings                                                             $    296      .7%        $    305       .8%
                                                                         ========   =====         ========    =====
Earnings Per Common Share and Common Equivalent Share                    $    .02                 $    .02
                                                                         ========                 ========
Average Number of Common Shares and Common Equivalent
  Shares Outstanding                                                       17,622                   17,463
                                                                         ========                 ========

Dividends Per Common Share                                               $    .05                 $    .05
                                                                         ========                 ========




The accompanying notes are an integral part of these statements.

                     WINDMERE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


ASSETS                                                                 3/31/96          12/31/95         3/31/95
                                                                       -------          --------         -------
CURRENT ASSETS

Cash & Cash Equivalents                                               $  11,693        $  17,768        $  13,318

Short-Term Investments                                                                                      2,500

Accounts and Notes Receivable,
 less allowances of $1,084,
 $1,158 and $1,338, respectively                                         33,626           36,597           29,707

Receivables from Affiliates                                              10,968            9,983            9,869

Inventories
 Raw Materials                                                           16,295           16,328           22,279
 Work-in-process                                                         21,081           21,085           15,793
 Finished Goods                                                          41,182           41,600           40,997
                                                                      ---------        ---------        ---------
  Total Inventories                                                      78,558           79,013           79,069

Prepaid Expenses                                                          2,990            2,184            8,988

Future Income Tax Benefits                                                1,250            1,643            2,275
                                                                      ---------        ---------        ---------
  Total Current Assets                                                  139,085          147,188          145,726

INVESTMENTS (Note 2)

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $41,846,
 $40,427 and $36,851, respectively                                       30,489           30,485           28,644

OTHER ASSETS                                                             11,992           10,339           17,303

                                                                      ---------        ---------        ---------
TOTAL ASSETS                                                          $ 181,566        $ 188,012        $ 191,673
                                                                      =========        =========        =========

                     WINDMERE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (IN THOUSANDS)
CONTINUED

LIABILITIES                                                             3/31/96         12/31/95          3/31/95
                                                                        -------         --------          -------
CURRENT LIABILITIES

Notes and Acceptances Payable                                          $                $     42         $    811

Current Maturities of Long-Term
 Debt                                                                       815              815              815

Accounts Payable                                                          8,849            9,980            6,281

Accrued Expenses                                                          5,806            8,128            7,090

Income Taxes                                                                 93                             1,439

Deferred Income, current portion                                            598              598              598
                                                                       --------         --------         --------
  Total Current Liabilities                                              16,161           19,563           17,034

LONG-TERM DEBT                                                            2,648            2,852            3,463

DEFERRED INCOME, less current
 portion                                                                    517              667            1,115

STOCKHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and outstanding:
 16,429, 16,713 and 16,743, respectively                                  1,643            1,671            1,674
Paid-in Capital                                                          28,028           30,173           30,566
Retained Earnings                                                       133,326          133,851          138,558
Unrealized Foreign Currency
 Translation Adjustment                                                    (757)            (765)            (737)
                                                                       --------         --------         --------
 Total Stockholders' Equity                                             162,240          164,930          170,061
                                                                       --------         --------         --------
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                                                  $181,566         $188,012         $191,673
                                                                       ========         ========         ========


The accompanying notes are an integral part of these statements.

                    WINDMERE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED) (IN THOUSANDS)

                                                                                        Three Months Ended March 31,
                                                                                           1996             1995
                                                                                           ----             ----
Cash flows from operating activities:

 Net earnings                                                                          $     296         $    305

 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                                                               1,614            1,417
  Amortization of intangible assets                                                          136              151
  Amortization of deferred income                                                           (150)            (150)
  Net change in allowance for losses
   on accounts receivable                                                                   (127)
  Loss on disposition of fixed assets                                                          3
  Equity in (earnings) loss of joint venture                                                 225               15
  Changes in assets and liabilities
   Decrease in accounts and notes
    receivable                                                                             3,052            9,026
   Decrease (increase) in inventories                                                        516           (4,791)
   (Increase) in prepaid expenses                                                           (493)            (967)
   Decrease in other assets                                                                   83              373
   Decrease in accounts payable
    and accrued expenses                                                                  (3,453)          (3,731)
   Increase (decrease) in notes and
    acceptances payable                                                                      (42)              71
   Increase (decrease) in current and
    deferred income taxes                                                                    486           (1,265)
   Increase in other accounts                                                                  8               49
                                                                                       ---------         --------
     Net cash provided by
       operating activities                                                                2,154              503


Cash flows from investing activities:

  Proceeds from fixed asset sales                                                                              10
  Additions to property, plant and
    equipment - net                                                                       (1,621)          (1,622)
  Purchase of assets - Litter Maid(TM)                                                    (2,200)
  Decrease (increase) in receivables from
    affiliates                                                                            (1,210)           2,561
                                                                                       ---------         --------
      Net cash provided by (used in)
       investing activities                                                            $  (5,031)        $    949

                    WINDMERE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED) (IN THOUSANDS)

  CONTINUED

                                                                                        Three Months Ended March 31,
                                                                                            1996             1995
                                                                                            ----             ----
Cash flows from financing activities:

  Payments of long-term debt                                                         $     (204)        $   (204)
  Exercise of stock options
   and warrants                                                                             440              121
  Cash dividends paid                                                                      (821)            (836)
  Purchases of common stock                                                              (2,613)            (203)
                                                                                     ----------         --------
   Net cash used in
       financing activities                                                              (3,198)          (1,122)
                                                                                     ----------         --------
     Increase (decrease) in cash
       and cash equivalents                                                              (6,075)             330

Cash and cash equivalents at
  beginning of year                                                                      17,768           12,988
                                                                                     ----------         --------
Cash and cash equivalents at end
  of quarter                                                                         $   11,693         $ 13,318
                                                                                     ==========         ========


           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

           Interest                                                                  $       97         $    120
           Income taxes                                                              $      266         $  1,595





The accompanying notes are an integral part of these statements.

                     WINDMERE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ACCOUNTING POLICIES

         Interim Reporting

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and 1995, and the results of its operations and changes in financials position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

         Reclassifications

         Certain prior period amounts have been reclassified for comparability.

2.       INVESTMENTS

         Joint venture investments had negative values of $1 million, $.8 million and $.4 million, at March 31, 1996, December 31, 1995 and March 31, 1995, respectively. Such deficits have been classified as a reduction in Receivables from Affiliates.

         The following table provides financial data for the Company's investments in joint ventures which are accounted for on the equity method:

                                  Three                       Three
                               Months Ended   Year Ended   Months Ended
                                 3/31/96       12/31/95      3/31/95
                                 -------       --------      -------
         Sales                   $11,728       $30,172       $12,093
         Gross Profit            $   741       $ 2,346       $ 1,082
                                 =======       =======       =======
         Net Earnings (Loss)     $  (450)      $   785       $   (29)
                                 =======       =======       =======



         During the first quarter ended March 31, 1996, the Company loaned $.4 million and provided a standby letter of credit in the amount of $.5 million to one of the joint ventures.

         Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results and are not part of the above table.

3.       STOCKHOLDERS' EQUITY

         Dividends

         The Board of Directors of the Company declared a regular quarterly cash dividend of $.05 per share to shareholders of record at the close of business on March 1, 1996, which was paid on March 15, 1996. The payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

         Stock Purchase

         The Company has received authorization to purchase up to 1 million shares of its common stock. During the quarter ended March 31, 1996, the Company purchased and retired 356,500 shares of its common stock at a cost of $2.6 million. The Company has purchased a total of 893,500 shares to date, at a cost of $7.5 million.

4.       ACQUISITIONS

         Salton/Maxim Housewares, Inc. ("Salton")

         In February 1996, the Company entered into a stock purchase agreement (the "agreement") with Salton, whereby it will purchase from Salton, and Salton will issue to the Company, such number of shares of Salton's common stock which constitute, following such purchase and issuance, 50-percent of the issued and outstanding shares of Salton's common stock. Under the terms of the agreement, the Company will issue to Salton 748,112 shares of its common stock, a $10,847,620 promissory note, and a cash payment of $3,254,286.

         In April 1996, the Company made a $3,254,286 loan to Salton bearing interest at 8-percent per annum. Principal and any unpaid accrued interest under this loan are payable to the Company upon closing of the stock purchase transaction; provided, that such amount may, at the discretion of the Company, be applied to the purchase price under the agreement. In the event the agreement is terminated, (i) the entire principal balance and any unpaid accrued interest will be due and payable on September 30, 1996, and (ii) Salton will be required to issue warrants to the Company to purchase up to 75,000 shares of Salton's common stock at an exercise price of $3.00 per share.

         The closing of the transaction, currently anticipated to occur in June 1996, is subject to the approval of the transaction by Salton's shareholders.

         Litter Maid(TM)

         In March 1996, the Company purchased, for $2.2 million in cash, certain assets and marketing rights for the Litter Maid(TM), computerized, infrared, automatic self-cleaning cat litter box.

         NewM-Tech Corporation and affiliates ("NewM-Tech")

         In April 1996, the Company acquired a 50-percent interest in the NewM-Tech group of consumer electronics companies for $10 million. Payment consisted of $3 million in cash and $7 million in promissory notes. The promissory notes bear interest at 8% per annum and consist of a $3 million promissory note maturing in 1998, and two $2 million promissory notes maturing in 2001, one of which is convertible into shares of the Company's common stock at a price of $15 per share. Conversion may occur at any time during the term of the convertible promissory note, and may be required under certain circumstances.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------
Three Months Ended March 31, 1996 Compared to
- - ---------------------------------------------
  Three Months Ended March 31, 1995
  ---------------------------------

Net sales increased by 6.6% over sales recorded for the same period last year. Manufacturing sales increased by $1.9 million primarily due to increased shipments of seasonal products. Wal-Mart Stores, Inc., accounted for 15% and 15.6% of the Company's total sales during the quarters ended March 31, 1996 and 1995, respectively.


                                               COMPARATIVE SALES RESULTS
                                               -------------------------
                                                  Three Months Ended

                                       March 31, 1996           March 31, 1995
                                       --------------           --------------
DISTRIBUTION                      $ 32,091,900      79.4%   $ 31,448,400      82.9%
MANUFACTURING                        8,348,500      20.6       6,481,700      17.1
                                  ------------     -----    ------------     -----
  Total Sales                     $ 40,440,400     100.0%   $ 37,930,100     100.0%
                                  ============     =====    ============     =====

The gross profit percentage for the quarter ended March 31, 1996 was 21.3% as compared to 24.1% the first quarter of 1995. The Company has not yet benefited from the stabilization in raw material costs. Current inventories reflect the higher costs incurred in prior periods, which costs did not impact gross profits to the same extent during the first quarter of 1995.

Selling, general and administrative expenses decreased by $.5 million in the first quarter of 1996, and by 3.9% as a percentage of sales. This change primarily reflects a reduction in advertising costs.

The Company's equity in the net losses of joint ventures was $(225,000) and $(15,000) in the first three months of 1996 and 1995, respectively. Lower gross margins in 1996, due to higher raw materials costs, contributed to the decline in a joint venture's earnings. Also included in 1996 results is a $90,000 loss incurred by a joint venture in its start-up phase.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings other than in Canada, are generally taxed at rates lower than in the United States.

The average number of common shares and common equivalent shares used in computing per share results was higher in the first quarter of 1996 primarily as a result of the dilutive effect from unexercised stock options and warrants due to an increase in the quoted market price of the Company's common stock.

Liquidity & Capital Resources
- - -----------------------------

At March 31, 1996, the Company's current ratio and quick ratio were 8.6 to 1 and 2.8 to 1 as compared to 8.7 to 1 and 2.7 to 1 for the first quarter of 1995. Working capital at those dates was $122.9 million and $128.7 million, respectively.

Cash balances decreased by $6.1 million during the three months ended March 31, 1996. This decrease is the net result of the excess of expenditures for investing and financing activities over the $2.1 million generated from operations. Investing expenditures of $5.0 million consisted of the purchase of the Litter Maid assets, additions to property, plant and equipment and increases in receivables from affiliates. In addition, the Company made purchases of its common stock totaling $2.6 million during the first quarter of 1996.

Certain of the Company's foreign subsidiaries (the "subsidiaries") have $6.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At March 31, 1996, the subsidiaries were utilizing, including letters of credit, approximately $1.4 million of these credit lines. These subsidiaries also have available a $5.0 million revolving line of credit which is supported by a domestic standby letter of credit, none of which was used as of March 31, 1996.

The Company has a $20.0 million line of credit from a domestic bank, secured by domestic accounts receivable, which is scheduled for renewal in July, 1996. At March 31, 1996, there were no outstanding borrowings under this credit line.

Salton/Maxim Housewares, Inc. ("Salton")

In February 1996, the Company entered into a stock purchase agreement (the "agreement") with Salton, whereby it will purchase from Salton, and Salton will issue to the Company, such number of shares of Salton's common stock which constitute, following such purchase and issuance, 50-percent of the issued and outstanding shares of Salton's common stock. Under the terms of the agreement, the Company will issue to Salton 748,112 shares of its common stock, a $10,847,620 note, and a cash payment of $3,254,286.

In April 1996, the Company made a $3,254,286 loan to Salton, bearing interest at 8 percent per annum. Principal and any unpaid accrued interest under this loan are payable to the Company upon closing of the stock purchase transaction; provided, that such amount may, at the discretion of the Company, be applied to the purchase price under the agreement. In the event the agreement is terminated, (i) the entire principal balance and any unpaid accrued interest will be due and payable on September 30, 1996, and (ii) Salton will be required to issue warrants to the Company to purchase up to 75,000 shares of Salton's common stock at an exercise price of $3.00 per share.

The closing of the transaction, currently anticipated to occur in June 1996, is subject to the approval of the transaction by Salton's shareholders.

Litter Maid(TM)

In March 1996, the Company purchased, for $2.2 million in cash, certain assets and marketing rights for the Litter Maid(TM), computerized, infrared, automatic self-cleaning cat litter box.

NewM-Tech Corporation and affiliates ("NewM-Tech")

In April 1996, the Company acquired a 50-percent interest in the NewM-Tech group of consumer electronics companies for $10 million. Payment consisted of $3 million in cash and $7 million in promissory notes. The promissory notes bear interest at 8% per annum and consist of a $3 million promissory note maturing in 1998, and two $2 million promissory notes maturing in 2001, one of which is convertible into shares of the Company's common stock at a price of $15 per share. Conversion may occur at any time during the term of the convertible promissory note and may be required under certain circumstances.

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

Manufacturing Operations

Substantially all of the Company's products (85% - 90%) are manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guandong Province of the People's Republic of China (PRC), which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. The supply and cost of products manufactured in the PRC can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes.

Presently products imported into the U.S. from the PRC are subject to favorable duty rates based on the "Most Favored Nation" status of the PRC ("MFN Status"). MFN Status is reviewed on an annual basis by the President and Congress and is up for renewal on July 3, 1996.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

         27 - Financial Data Schedule(for SEC use only).

 (b) There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          WINDMERE CORPORATION
                                          --------------------
                                              (Registrant)



May 15, 1996                       By:   /s/ Harry D. Schulman
                                         ------------------------------
                                         Harry D. Schulman
                                         Executive Vice President -
                                         Finance and Administration and
                                         Chief Financial Officer
                                         (Duly authorized to sign on
                                          behalf of the Registrant)


May 15, 1996                       By:   /s/ Burton A. Honig
                                         ------------------------------
                                         Burton A. Honig
                                         Vice President - Finance
                                         (Duly authorized to sign on
                                          behalf of the Registrant)