Form 10-Q
period 1996-06-30
WINDMERE CORP
filed 1996-08-14
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended     JUNE 30, 1996

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from           to

                Commission File Number       1-10177

               WINDMERE-DURABLE HOLDINGS, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
       Class                               on July 30, 1996

Common Stock, $.10 Par Value                 17,217,729











             WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                                  INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Statements of Earnings for the
               Three Months Ended June 30, 1996 and
                1995

               Consolidated Statements of Earnings for
                Six Months Ended June 30, 1996 and 1995

               Consolidated Balance Sheets as of
                June 30, 1996, December 31, 1995
                and June 30, 1995

               Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 1996
                and 1995

               Notes to Consolidated Financial Statements

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 4.   Results of Votes of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES






















PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
               (In Thousands Except Per Share Information)

                                        Three Months Ended June 30,

                                      1996                    1995

Sales                                $ 39,503 100.0%       $ 42,102  100.0%
Cost of Goods Sold                     31,154  78.9           33,028   78.4
  Gross Profit                          8,349  21.1            9,074   21.6

Selling, General and
 Administrative Expenses                8,717  22.1            8,953   21.3

  Operating Profit (Loss)                (368) (1.0)            121      .3

Other (Income) Expense
 Interest Expense                         196   .4               186     .5
 Interest and Other Income               (615) (1.5)            (960)  (2.3)
                                         (419) (1.1)            (774)  (1.8)

Earnings Before Equity in Net
 Earnings (Loss) of Joint Ventures
  and Income Taxes                         51    .1              895     2.1
Equity in Net Earnings (Loss)
 of Joint Ventures                       (526) (1.3)             146      .3

Earnings (Loss) Before Income
 Taxes                                   (475)  (1.2)          1,041     2.4

Income Taxes
 Current                                  (95)   (.2)            177      .4
 Deferred                                  62     .1             (72)    (.2)
                                          (33)   (.1)            105      .2

Net Earnings (Loss)                   $   (442)  (1.1%)        $  936   2.2%

Earnings (Loss) Per Common
 and Common Equivalent Shares           $(.03)                   $.05

Average Number of Common
 and Common Equivalent
 Shares Outstanding                    16,405                   17,426


Dividends per Common Share               $.05                    $.05



The accompanying notes are an integral part of these statements.







            WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
               (In Thousands Except Per Share Information)

                                        Six Months Ended June 30,
                                      1996                    1995

Sales                             $    79,943 100.0%     $    80,032  100.0%
Cost of Goods Sold                     62,991  78.8           61,823   77.2
  Gross Profit                         16,952  21.2           18,209   22.8

Selling, General and
 Administrative Expense                16,766  21.0           17,974  22.5

 Operating Profit                         186    .2              235    .3

Other (Income) Expense
 Interest Expense                         329    .4              316    .4
 Interest and Other Income             (1,090) (1.4)          (1,554) (1.9)
                                         (761) (1.0)          (1,238) (1.5)

Earnings Before Equity in Net
 Earnings of Joint
 Ventures and Income Taxes                 947   1.2             1,473   1.8
Equity in Net Earnings (Loss)
 of Joint Ventures                        (751)   .9               131    .2

Earnings Before Income Taxes               196    .3             1,604   2.0


Income Taxes
 Current                                  (193)  (.2)              860   1.0
 Deferred                                  535    .7              (497) ( .6)
                                           342    .5               363    .4

Net Earnings (Loss)                      $ (146)  (.2%)          $1,241   1.6%

Earnings (Loss) Per Common
 and Common Equivalent Shares            $ (.01)                   $.07

Average Number of Common
 and Common Equivalent
 Shares Outstanding                       17,014                  17,430

Dividends Per Common Share                 $.10                    $.10

The accompanying notes are an integral part of these statements.










            WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (In Thousands)


ASSETS                                    6/30/96     12/31/95       6/30/95

CURRENT ASSETS

Cash & Cash Equivalents                $   5,499     $  17,768     $   6,904

Accounts Receivable,
 less allowances of $1,148,
 $1,158 and $1,385, respectively          34,991        36,597        31,288
Receivables from Affiliates
 (Notes 2 and 4)                          10,114         9,983        10,288
Inventories
 Raw Materials                            16,290        16,328        24,986
 Work-in-process                          21,073        21,085        16,434
 Finished Goods                           46,128        41,600        46,059
  Total Inventories                       83,491        79,013        87,479

Prepaid Expenses                           4,718         2,184         7,743

Future Income Tax Benefits                 1,210         1,643         2,144

  Total Current Assets                   140,023       147,188       145,846

INVESTMENTS IN AFFILIATES
 (Notes 2 and 4)                          10,631

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $43,436,
 $40,427 and $37,686, respectively        31,109        30,485        29,488

OTHER ASSETS                              12,716        10,339        17,364


TOTAL ASSETS                           $ 194,479     $ 188,012     $ 192,698












            WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (In Thousands)
Continued

LIABILITIES                              6/30/96      12/31/95       6/30/95

CURRENT LIABILITIES

Notes and Acceptances Payable           $ 7,558       $    42        $ 2,207

Current Maturities of Long-Term
 Debt                                       815           815            815

Accounts Payable and
 Accrued Expenses                    15,265            18,108         14,815
Deferred Income, current portion            598           598            598
  Total Current Liabilities              24,236        19,563         18,434

LONG-TERM DEBT (Note 4)                   9,444         2,852          3,259

DEFERRED INCOME, less current
 portion                                    368           667            966

STOCKHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 16,422, 16,713 and
 16,756, respectively                     1,642         1,671          1,676
Paid-in Capital                          27,549        30,173         30,511
Retained Earnings                       132,066       133,851        138,655
Unrealized Foreign Currency
 Translation Adjustment                    (826)                       (765)                 (803)

 Total Stockholders' Equity             160,431                     164,930               170,039
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                  $194,479                    $188,012              $192,698


The accompanying notes are an integral part of these statements.









            WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (In Thousands)

                                               Six Months Ended June 30,
                                                  1996           1995

Cash flows from operating activities:

Net earnings (loss)                           $    (146)    $  1,241

 Adjustments to reconcile net earnings (loss)
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                       3,240        2,854
  Amortization of intangible assets                  315          288
  Amortization of deferred income                   (299)        (299)
  Net change in allowance for losses
   on accounts receivable                            (10)           47
  Equity in net (earnings) loss of joint ventures    751         (131)
  Changes in assets and liabilities:
   Decrease in accounts receivable                 1,570        7,398
   Increase in inventories                        (3,748)     (13,201)
   (Increase) decrease in prepaid expenses        (1,715)         278
   (Increase) decrease in other assets              (820)         174
   Decrease in accounts payable
    and accrued expenses                          (2,843)      (2,287)
   Decrease in future income tax benefits            433        2,573
   Decrease in other accounts                        (54)         (17)

     Net cash used in
       operating activities                       (3,326)      (4,761)


Cash flows from investing activities:

  Proceeds from fixed asset sales                                 182
  Additions to property, plant and
    equipment - net                               (3,865)      (4,075)
  Decrease in short-term investments                            2,500
  Purchase of assets - Litter Maid                (2,200)
  Purchase of assets - Bay Books & Tapes          (1,180)
  Investments in joint ventures                   (3,698)
  Decrease (increase) in accounts and notes
    receivables from affiliates                     (815)        2,287

      Net cash provided by (used in)
       investing activities                    $ (11,758)    $    894






            WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (In Thousands)

  Continued

                                               Six Months Ended June 30,
                                                    1996          1995
Cash flows from financing activities:
  Net borrowings under lines of credit          $  7,516     $
  Payments of long-term debt                        (408)        (408)
  Exercise of stock options
   and warrants                                    1,115          265
  Cash dividends paid                             (1,640)      (1,675)
  Purchases of common stock                       (3,768)        (400)

   Net cash provided by (used in)
       financing activities                        2,815       (2,218)

     Decrease in cash
       and cash equivalents                      (12,269)      (6,085)

Cash and cash equivalents at
  beginning of year                               17,768       12,988

Cash and cash equivalents at end
  of quarter                                  $    5,499      $ 6,904


            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

           Interest                           $      199     $    238
           Income taxes                       $      250     $  2,071

              SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
                       AND FINANCING ACTIVITIES:

The Company purchased a 50-percent interest in the New M-Tech group of companies in exchange for $3 million in cash and $7 million in long term promissory notes.


The accompanying notes are an integral part of these statements.











            WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF ACCOUNTING POLICIES

          Interim Reporting

          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and 1995, and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          Reclassifications

          Certain prior period amounts have been reclassified for comparability.

2.        INVESTMENTS IN AFFILIATES

          Investments in affiliates consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in the New M-Tech group of companies, Paragon Industries, PX Distributors, Inc., Breakroom of Tennessee, Inc. and Anasazi Partners, L.P. (See
          Note 4).

          Summarized financial information of the unconsolidated companies is as follows:

                                    Six                          Six
                                Months Ended    Year Ended   Months Ended
                                   6/30/96       12/31/95       6/30/95
          Earnings

          Sales                   $23,295       $30,172       $12,093
          Gross Profit            $ 1,462       $ 2,346       $ 1,082
          Net Earnings (Loss)     $(1,502)      $   785       $   (29)


          Balance Sheet

          Current Assets          $13,657
          Noncurrent Assets       $ 5,830
          Current Liabilities     $12,409
          Shareholders' Equity    $ 7,078

          Certain joint venture investments had deficits of $1.6 million, $.8 million and $.2 million, at June 30, 1996, December 31, 1995 and June 30, 1995, respectively. Such deficits have been classified as reductions in Receivables from Affiliates.

          During the six month period ended June 30, 1996, the Company loaned $4.1 million which includes $3.2 million to Salton, and provided standby letters of credit in the amount of $1.1 million for certain of its affiliates. Loans are included in Receivables from Affiliates.

          Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results and are not part of the above table.

3.        STOCKHOLDERS' EQUITY

          Dividends

          The Board of Directors of the Company declared a regular quarterly cash dividend of $.05 per share to shareholders of record at the close of business on June 3, 1996, which was paid on June 17, 1996. The payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

          Stock Purchase

          In June 1996, the Company completed its purchase of one million shares of its common stock under the 1994 stock purchase program at a total cost of $8.7 million.

          The Company's Board of Directors subsequently authorized a new stock purchase program, whereby, the Company can purchase up to 10-percent of its own outstanding common shares (approximately
          1.6 million shares). No shares have been purchased under the new program.

4.        ACQUISITIONS

          PX Distributors, Inc.("PX")

          In December 1995, the Company purchased, for a nominal amount, a 50-percent interest in PX Distributors, Inc., a distributor of home automation/security devices. The Company and the other owners have agreed to lend PX certain amounts from time to time to meet working capital requirements. As of June 30, 1996, the Company loaned $350,000 to PX. Such loan bears interest at the prime rate and is payable upon PX achieving sufficient cash flow. The Company has also provided $1.1 million in financing for PX in the form of stand by letters of credit.

          Salton/Maxim Housewares, Inc. ("Salton")

          In February 1996, the Company entered into a stock purchase agreement with Salton providing for the issuance and sale by Salton to the Company of 6,508,572 shares of its common stock, representing 50-percent of Salton's outstanding common stock after issuance.

          In April 1996, the Company made a $3,254,286 loan to Salton bearing interest at 8-percent to be repaid upon closing of the stock purchase transaction.

          On July 11, 1996, Windmere completed its acquisition of 50-percent of Salton. The Company received 6,508,572 shares of
          Salton common stock (market value at date of acquisition of approximately $36.2 million) in exchange for a cash payment of $3,254,256, evidenced by the cancellation of the April 1996 note, a $10,847,620 promissory note and 748,112 shares of Windmere stock (market value at date of agreement of approximately $7.5 million). In addition, the Company received an option to purchase 453,000 shares of Salton common stock at an exercise price of $4.53 per share. The option becomes exercisable only if and to the extent that options to purchase shares of Salton common stock outstanding at the date of the stock purchase agreement are exercised.

          The $10,847,620 promissory note bears interest at a rate of 8-percent per annum, payable quarterly, and is due in July 2001.
          The note is subordinated to the Company's current and future indebtedness with its senior lender.




          Litter Maid

          In March 1996, the Company purchased, for $2.2 million in cash, certain assets and marketing rights for the Litter Maid, computerized, infrared, automatic self-cleaning cat litter box.

          New M-Tech Corporation and affiliates ("New M-Tech")

          In April 1996, the Company acquired a 50-percent interest in New M-Tech, a group of consumer electronics companies for $10 million. Payment consisted of $3 million in cash and $7 million in promissory notes. The promissory notes bear interest at 8% per annum and consist of a $3 million promissory note maturing in 1998, and two $2 million promissory notes maturing in 2001, one of which is convertible into shares of the Company's common stock at a price of $15 per share. Conversion may occur at any time during the term of the convertible promissory note, and may be required under certain circumstances.

          Breakroom of Tennessee, Inc.

          In May 1996, the Company agreed to contribute and/or purchase inventory valued at $250,000 in exchange for a 50-percent interest in Breakroom of Tennessee, Inc., a joint venture formed to market and distribute office products. The Company's investment as of June 30, 1996 consists of $86,000 in inventory purchased on behalf of the joint venture.

          Bay Books & Tapes, Inc.

          In June 1996, the Company acquired the assets of the books and video publishing division of KQED, Inc., consisting mostly of inventory, for $1.2 million in cash. Bay Books & Tapes, Inc. publishes public television companion books and videos.

          Anasazi Partners, L.P.

          In June 1996, the Company entered into an agreement to acquire a 50-percent interest in an investment partnership for $1 million. Payments as of June 30, 1996 include a $500,000 capital contribution to the partnership and a $500,000 loan to the partnership's other equity partner.
          Such loan bears interest at a rate of 8-percent per annum and is payable upon demand.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended June 30, 1996 Compared to
  Three Months Ended June 30, 1995

Net sales for the second quarter of 1996 decreased by $2.6 million or 6.2% from the sales for the second quarter of 1995. Manufacturing sales decreased by $1.4 million as the net result of a $3.0 million decrease in seasonal product sales and a $1.6 million increase in sales of kitchen electric appliances. The decrease in distribution sales of $1.2 million is attributable to the continuing effect of the weak retail environment.

                                    COMPARATIVE SALES RESULTS
                                        Three Months Ended

                            June 30, 1996           June 30, 1995

DISTRIBUTION             $ 30,879,900    78.2%   $32,044,400    76.2%
MANUFACTURING               8,623,000    21.8     10,007,700    23.8
  Total Sales            $ 39,502,900   100.0%   $42,102,100   100.0%

The decrease in selling, general and administrative expenses primarily reflects the continuing reduction in advertising costs.

The Company's equity in the net earnings (losses) of joint ventures was $(526,000) and $146,000 in the second quarter of 1996 and 1995, respectively. Lower gross margins in 1996, due to higher raw materials costs, contributed to the decline in a joint venture's earnings. Losses of $129,000 were incurred by other joint ventures in their start-up phases, also contributing to the 1996 results.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.













Results of Operations
Six Months Ended June 30, 1996 Compared to
 Six Months Ended June 30, 1995

Net sales of $79.9 million are consistent with sales recorded for the same period last year. The $.5 million increase in manufacturing sales is the result of a $1.6 million decrease in seasonal product sales and a $2.1 million increase in kitchen electric appliances.






                                    COMPARATIVE SALES RESULTS

                                         Six Months Ended

                            June 30, 1996           June 30, 1995

DISTRIBUTION             $ 62,971,800    78.8%   $ 63,542,800   79.4%
MANUFACTURING              16,971,500    21.2      16,489,400   20.6
  Total Sales            $ 79,943,300   100.0%   $ 80,032,200  100.0%

The gross profit percentage for the six months ended June 30, 1996 was 21.2% as compared to 22.8% for the same period of 1995 due to higher manufacturing costs, primarily raw materials, for a greater portion of the 1996 period.

Selling, general and administrative expenses decreased by $1.2 million in the first six months ended June 30, 1996, and by 1.5% as a percentage of sales. These changes primarily reflect a continuing reduction in advertising costs.

The Company's equity in the net earnings (losses) of joint ventures was $(751,000) and $131,000 in the first six months of 1996 and 1995, respectively. Lower gross margins in 1996, due to higher raw materials costs, contributed to the decline in a joint venture's earnings. Losses of $219,000 incurred by other joint ventures in their start-up phases, also contributed to the 1996 results.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings other than in Canada, are generally taxed at rates lower than in the United States.

Liquidity & Capital Resources

At June 30, 1996, the Company's current ratio and quick ratio were 5.8 to 1 and 2.3 to 1 as compared to 7.9 to 1 and 3.2 to 1 at June 30, 1995. Working capital at those dates was $115.8 million and $127.4 million, respectively. Cash balances decreased by $12.3 million during the six months ended June 30, 1996.

Certain of the Company's foreign subsidiaries (the "subsidiaries") have $6.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At June 30, 1996, the subsidiaries were utilizing, including letters of credit, approximately $1.5 million of these credit lines. These subsidiaries also have available a $5.0 million revolving line of credit which is supported by a domestic standby letter of credit. As of June 30, 1996, the Company has borrowed $4.8 million under this facility.

The Company has a $20.0 million line of credit from a domestic bank, secured by domestic accounts receivable, which is currently being renewed. At June 30, 1996, outstanding borrowings under this line totalled $2 million. In July 1996, the Company borrowed an additional $4.5 million under the credit line.

The Company has entered into the following investing transactions in 1996:

Salton/Maxim Housewares, Inc. ("Salton")

In February 1996, the Company entered into a stock purchase agreement with Salton providing for the issuance and sale by Salton to the Company of 6,508,572 shares of its common stock, representing 50-percent of Salton's outstanding common stock after issuance.

In April 1996, the Company made a $3,254,286 loan to Salton bearing interest at 8-percent to be repaid upon closing of the stock purchase transaction

On July 11, 1996, Windmere completed its acquisition of 50-percent of Salton. The Company received 6,508,572 shares of Salton common stock (market value at date of acquisition of approximately $36.2 million) in exchange for a cash payment of $3,254,256, evidenced by the cancellation of the April 1996 note, a $10,847,620 promissory note and 748,112 shares of Windmere stock (market value at date of agreement of approximately $7.5 million). In addition, the Company received an option to purchase 453,000 shares of Salton common stock at an exercise price of $4.53 per share. The option becomes exercisable only if and to the extent that options to purchase shares of Salton common stock outstanding at the date of the stock purchase agreement are exercised.

The $10,847,620 promissory note bears interest at a rate of 8-percent per annum, payable quarterly, and is due July 2001. The note is subordinated to the Company's current and future indebtedness with its senior lender.

Litter Maid

In March 1996, the Company purchased, for $2.2 million in cash, certain assets and marketing rights for the Litter Maid, computerized, infrared, automatic self-cleaning cat litter box.

New M-Tech Corporation and affiliates ("New M-Tech")

In April 1996, the Company acquired a 50-percent interest in New M-Tech, a consumer electronics company for $10 million. Payment consisted of $3 million in cash and $7 million in promissory notes. The promissory notes bear interest at 8% per annum and consist of a $3 million promissory note maturing in 1998, and two $2 million promissory notes maturing in 2001, one of which is convertible into shares of the Company's common stock at a price of $15 per share. Conversion may occur at any time during the term of the convertible promissory note, and may be required under certain circumstances.

Breakroom of Tennessee, Inc.

In May 1996, the Company agreed to contribute and/or purchase inventory valued at $250,000 in exchange for a 50-percent interest in Breakroom of Tennessee, Inc., a joint venture formed to market and distribute office products. The Company's investment as of June 30, 1996 consists of $86,000 in inventory purchased on behalf of the joint venture.

Bay Books & Tapes, Inc.

In June 1996, the Company acquired the assets of the books and video publishing division of KQED, Inc., consisting mostly of inventory, for $1.2 million in cash. Bay Books & Tapes, Inc. publishes public television companion books and videos.

Anasazi Partners, L.P.

In June 1996, the Company entered into an agreement to acquire a 50-percent interest in an investment partnership for $1 million. Payments as of June 30, 1996 include a $500,000 capital contribution to the partnership and a $500,000 loan to the partnership's other equity partner. Such loan bears interest at a rate of 8-percent per annum and is payable upon demand.

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

Manufacturing Operations

Substantially all of the Company's products (85% - 90%) are manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guandong Province of the People's Republic of China (PRC), which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. The supply and cost of products manufactured in the PRC can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. Presently products imported into the U.S. from the PRC are subject to favorable duty rates based on the "Most Favored Nation" status of the PRC ("MFN Status"). MFN Status is reviewed on an annual basis by the President and Congress and was renewed in July 1996.

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



















































PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          In April 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. The Company disagrees with Izumi's position and believes that it has meritorious defenses. A pre-answer motion by the Company has resulted in the dismissal of some of Izumi's claims, and the Company has answered the remaining claims. The Company intends to defend this action fully and vigorously.

          The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company.














Item 4.   Results of Votes of Security Holders

          At the Annual Meeting of Stockholders, held on June 13, 1996, the following matters were submitted to a vote of the Company's security holders:

          Election of Directors:

          Votes
          David M. Friedson
          For            Against        Withheld               Abstain
          14,739,033     661,924

          Jerald I. Rosen
          For            Against        Withheld               Abstain
          14,742,258     658,699

          Bert Sager
          For            Against        Withheld               Abstain
          14,736,425     664,532

          Desmond Lai
          For            Against        Withheld               Abstain
          14,741,002     659,955

          Approval of corporate name change to Windmere-Durable Holdings, Inc.:

          Votes

          For            Against        Withheld               Abstain
          15,259,852     118,085         33,020

          Shareholder proposal requesting that the Board of Directors appoint an independent committee to engage the services of a nationally recognized investment banking firm to explore methods by which the Company may enhance shareholder value:

          Votes

          For            Against        Withheld               Abstain
          1,382,897      10,788,272     113,127                3,126,661

          Ratification of Grant Thornton as the Company's auditors for the fiscal year ended December 31, 1996:

          Votes

          For            Against        Withheld               Abstain
          15,365,322      26,652         18,983

Item 6.   Exhibits and Reports on Form 8-K

 (a)      Exhibits

          None.

 (b)      Filed report on Form 8-K on July 25, 1996.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               WINDMERE-DURABLE HOLDINGS, INC.
                                        (Registrant)



August 14  , 1996        By: /s/Harry D. Schulman
                               Harry D. Schulman
                               Senior Vice President and Executive
                               Vice President - Finance and
                               Administration and Chief Financial
                               Officer
                               (Duly authorized to sign on
                               behalf of the Registrant)



August 14  , 1996        By:    /s/Burton A. Honig
                               Burton A. Honig
                               Vice President - Finance
                               (Duly authorized to sign on
                               behalf of the Registrant)