Form 10-Q
period 1996-09-30
WINDMERE CORP
filed 1996-11-14
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended   SEPTEMBER 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                      Number of Shares Outstanding
       Class                             on November 1, 1996

Common Stock, $.10 Par Value                  17,407,225


         WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                              INDEX

PART I.   FINANCIAL INFORMATION

     Item 1. Consolidated Statements of Earnings for the Three Months Ended September 30, 1996 and 1995

               Consolidated Statements of Earnings for the
                Nine Months Ended September 30, 1996 and 1995

               Consolidated Balance Sheets as of
                September 30, 1996, December 31, 1995
                and September 30, 1995

               Consolidated Statements of Cash Flows
                for the Nine Months Ended September 30, 1996
                and 1995

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

     Item 6.   Exhibits and Reports on Form 8-K













PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
               (In Thousands Except Per Share Information)

                                    Three Months Ended September 30,

                                      1996                    1995



Sales                                $ 56,181 100.0%        $ 52,681  100.0%
Cost of Goods Sold                     45,765  81.5           41,460   78.7
  Gross Profit                         10,416  18.5           11,221   21.3

Selling, General and
 Administrative Expenses               10,295  18.3            9,662   18.3

  Operating Profit                        121    .2            1,559    3.0

Other (Income) Expense
 Interest Expense                         612   1.1              163     .3
 Interest and Other Income               (943) (1.7)            (420)   (.7)

                                         (331) (.6)             (257)   (.4)

Earnings Before Equity in Net
 Earnings of Joint Ventures
 and Income Taxes                         452   .8             1,816    3.4

Equity in Net Earnings (Loss)
 of Joint Ventures                        848  1.5              (328)    (.6)

Earnings Before Income
 Taxes                                  1,300  2.3             1,488     2.8

Income Taxes
 Current                                   25   .1               498      .9
 Deferred                                (426) (.8)              118      .3
                                         (401) (.7)              616     1.2

Net Earnings (Loss)                   $  1,701  3.0%         $   872     1.6%

Earnings (Loss) Per Common
 and Common Equivalent Shares           $ .10                   $.05

Average Number of Common
 and Common Equivalent
 Shares Outstanding                    18,984                 17,282


Dividends Per Common Share               $.05                   $.05



The accompanying notes are an integral part of these statements.


            WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
               (In Thousands Except Per Share Information)

                                    Nine Months Ended September 30,
                                      1996                    1995

Sales                               $ 136,124 100.0%       $ 132,714  100.0%
Cost of Goods Sold                    108,757  80.0          103,284   77.8
  Gross Profit                         27,367  20.0           29,430   22.2

Selling, General and
 Administrative Expense                27,061  19.9           27,635   20.8

 Operating Profit                         306    .1            1,795    1.4

Other (Income) Expense
 Interest Expense                         942    .7              479     .4
 Interest and Other Income             (2,033) (1.5)          (1,974)   (1.5)

                                       (1,091)  (.8)          (1,495)   (1.1)

Earnings Before Equity in Net
 Earnings of Joint
 Ventures and Income Taxes              1,397    .9            3,289    2.5

Equity in Net Earnings (Loss)
 of Joint Ventures                         97    .1             (198)   (.2)

Earnings Before Income Taxes            1,494   1.0            3,092    2.3

Income Taxes
 Current                                 (168)  (.1)           1,357    1.0
 Deferred                                 108    .1             (378)   (.3)
                                          (60)                   979     .7

Net Earnings                        $   1,554   1.0%        $   2,113   1.6%

Earnings Per Common
 and Common Equivalent Shares       $     .09               $     .12

Average Number of Common
 and Common Equivalent
 Shares Outstanding                     17,671                  17,378

Dividends Per Common Share          $     .15               $     .15

The accompanying notes are an integral part of these statements.











            WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (In Thousands)


ASSETS                                   9/30/96       12/31/95       9/30/95

CURRENT ASSETS

Cash & Cash Equivalents                $   7,592     $  17,768     $   5,604

Accounts Receivable,
 less allowances of $1,193,
 $1,158 and $1,299, respectively          44,242        36,597        41,887
Receivables from Affiliates
 (Notes 2 and 4)                           7,748         9,983         5,572
Inventories
 Raw Materials                            14,107        16,328        24,700
 Work-in-process                          18,063        21,085        16,556
 Finished Goods                           51,254        41,600        43,677
  Total Inventories                       83,424        79,013        84,933

Prepaid Expenses                           4,149         2,184         7,250

Future Income Tax Benefits                 1,643         1,643         2,014

  Total Current Assets                   148,798       147,188       147,260

INVESTMENTS IN AFFILIATES
 (Notes 2 and 4)                          32,863

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $45,118,
 $40,427 and $39,099, respectively        33,396        30,485        30,738

OTHER ASSETS                              12,504        10,339        17,172


TOTAL ASSETS                           $ 227,561     $ 188,012     $ 195,170












            WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Unaudited)

                             (In Thousands)
Continued

LIABILITIES                              9/30/96      12/31/95       9/30/95

CURRENT LIABILITIES

Notes and Acceptances Payable           $15,564       $    42       $ 2,723

Current Maturities of Long-Term
 Debt                                       815           815           815

Accounts Payable and
 Accrued Expenses                        22,037        18,108         16,980
Deferred Income, current portion            598           598            598
  Total Current Liabilities              39,014        19,563         21,116

LONG-TERM DEBT (Note 4)                  20,088         2,852          3,056

DEFERRED INCOME, less current
 portion                                    218           667            816

STOCKHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 17,328, 16,713 and
 16,787, respectively                     1,733         1,671          1,679
Paid-in Capital                          34,348        30,173         30,589
Retained Earnings                       132,921       133,851        138,687
Unrealized Foreign Currency
 Translation Adjustment                    (761)         (765)          (773)

 Total Stockholders' Equity             168,241       164,930        170,182
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                  $227,561      $188,012       $195,170


The accompanying notes are an integral part of these statements.









              WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In Thousands)

                                            Nine Months Ended September 30,
                                                    1996         1995

Cash flows from operating activities:

 Net earnings                                    $   1,554     $  2,113

 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                         4,886         4,555
  Amortization of intangible assets                    483           425
  Amortization of deferred income                     (449)         (449)
  Net change in allowance for losses
   on accounts receivable                               35           (39)
 Equity in net (earnings) loss of joint ventures       (97)          198
 Changes in assets and liabilities:
  Increase in accounts receivable                   (7,680)       (3,114)
  Increase in inventories                           (3,681)      (10,655)
  (Increase) decrease in prepaid expenses           (1,146)          481
  (Increase) decrease in other assets                 (776)          230
  Increase (decrease) in accounts payable
   and accrued expenses                              3,929          (179)
  Increase (decrease) in current and
   deferred income taxes                                          (2,098)
   Increase in other accounts                           10            13

     Net cash used in
       operating activities                         (2,932)       (8,519)


Cash flows from investing activities:

  Proceeds from fixed asset sales                                   147
  Additions to property, plant and
    equipment - net                                 (7,798)      (6,990)
  Decrease in short-term investments                              2,500
  Purchase of assets - Litter Maid                  (2,246)
  Purchase of assets - Bay Books & Tapes            (1,180)
  Investments in joint ventures                     (7,934)
  Decrease in accounts and notes
    receivable from affiliates                       1,307         6,675

      Net cash provided by (used in)
       investing activities                      $ (17,851)     $  2,332






                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

  Continued

                                              Nine Months Ended September 30,
                                                    1996          1995
Cash flows from financing activities:

  Net borrowings under lines of credit            $ 15,522       $  1,982
  Payments of long-term debt                          (611)          (611)
  Exercise of stock options
   and warrants                                      1,949            390
  Cash dividends paid                               (2,485)        (2,514)
  Purchases of common stock                         (3,768)          (444)

   Net cash provided by (used in)
       financing activities                         10,607         (1,197)

     Decrease in cash
       and cash equivalents                        (10,176)        (7,384)

Cash and cash equivalents at
  beginning of year                                 17,768         12,988

Cash and cash equivalents at end
  of quarter                                      $  7,592        $ 5,604

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

           Interest                             $      337     $    374
           Income taxes                         $      336     $  2,077

                  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
                          AND FINANCING ACTIVITIES:

The Company purchased a 50-percent interest in New M-Tech Corporation in exchange for $3 million in cash and $7 million in long term promissory notes.

The Company purchased a 50-percent interest in Salton/Maxim Housewares, Inc. in exchange for $3.3 million in cash, 748,112 shares of Windmere common stock (valued at $6.1 million) and a $10.8 million promissory note.


The accompanying notes are an integral part of these statements.








                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF ACCOUNTING POLICIES

            Interim Reporting

       In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and 1995, and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

            Reclassifications

       Certain prior period amounts have been reclassified for comparability.

2.          INVESTMENTS IN AFFILIATES

        Investments in affiliates consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in Salton/Maxim Housewares, Inc.,
         New M-Tech Corporation, Paragon Industries, PX Distributors, Inc., Breakroom of Tennessee, Inc. and Anasazi Partners, L.P. (See Note 4).

            Summarized financial information of the unconsolidated companies is as follows: (In Thousands)

                                    Nine                         Nine
                                  Months Ended    Year Ended   Months Ended
                                   9/30/96       12/31/95       9/30/95
            Earnings

            Sales                   $77,085       $30,172       $22,878
            Gross Profit            $13,433       $ 2,346       $ 1,946
            Net Earnings (Loss)     $   453       $ ( 785)         (446)


            Balance Sheet

            Current Assets          $90,862
            Noncurrent Assets       $31,950
            Current Liabilities     $78,473
            Shareholders' Equity    $43,451

            Certain joint venture investments had deficits of $1.8 million, $.8 million and $.6 million, at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. Such deficits have been classified as reductions in Receivables from Affiliates.

            At September 30, 1996, the Company's loans to certain of its affiliates totaled $2.2 million. The Company has also provided short term standby letters of credit in the amount of $3.6 million on behalf of its affiliates.

            Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results and are not part of the above table.

3.          STOCKHOLDERS' EQUITY

            Dividends

            The Board of Directors of the Company declared a regular quarterly cash dividend of $.05 per share to shareholders of record at the close of business on September 3, 1996, which was paid on September 17, 1996. The payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

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

4.          ACQUISITIONS

            PX Distributors, Inc.("PX")

            In December 1995, the Company purchased, for a nominal amount, a 50-percent interest in PX Distributors, Inc., a distributor of home automation/security devices. The Company and the other owners have agreed to lend PX certain amounts from time to time to meet working capital requirements. Such loans bear interest at the prime rate and are payable upon PX achieving sufficient cash flow.

            Salton/Maxim Housewares, Inc. ("Salton")

            In February 1996, the Company entered into a stock purchase agreement with Salton providing for the issuance and sale by Salton to the Company of 6,508,572 shares of its common stock, representing 50-percent of Salton's outstanding common stock after issuance.

            On July 11, 1996, Windmere completed its acquisition of 50-percent of Salton. The Company received 6,508,572 shares of Salton common stock (market value at date of acquisition of approximately $36.2 million) in exchange for a cash payment of $3.3 million, a $10.8 million promissory note and 748,112 shares of Windmere stock (market value at date of agreement of approximately $6.1 million). The total cost in excess of net assets acquired is not deemed to be material.

            In addition, the Company received an option to purchase 453,000 shares of Salton common stock at an exercise price of $4.53 per share. The option becomes exercisable only if and to the extent that options to purchase shares of Salton common stock outstanding at the date of the stock purchase agreement are exercised.

            The $10.8 million promissory note bears interest at a rate of 8-percent per annum, payable quarterly, and is due in July 2001. The note is subordinated to the Company's current and future indebtedness with its senior lender.

            LitterMaid

            In March 1996, the Company purchased, for $2.2 million in cash, certain assets and marketing rights for the LitterMaid, computerized, infrared, automatic self-cleaning cat litter box.

            New M-Tech Corporation ("New M-Tech")

            In April 1996, the Company acquired a 50-percent interest in New M-Tech Corporation, a consumer electronics company for $10 million. Payment consisted of $3 million in cash and $7 million in promissory notes. The promissory notes bear interest at 8% per annum and consist of a $3 million promissory note maturing in 1998, and two $2 million promissory notes maturing in 2001, one of which is convertible into shares of the Company's common stock at a price of $15 per share. Conversion may occur at any time during the term of the convertible promissory note, and may be required under certain circumstances. The total cost in excess of net assets acquired of $5.3 million has resulted in goodwill and is being amortized over 20 years on a straight-line basis.

            Breakroom of Tennessee, Inc.

            In May 1996, the Company agreed to contribute and/or purchase inventory valued at $250,000 in exchange for a 50-percent interest in Breakroom of Tennessee, Inc., a joint venture formed to market and distribute office products. The Company's investment as of September 30, 1996 consists of $240,390 in inventory purchased on behalf of the joint venture.

            Bay Books & Tapes, Inc.

            In June 1996, the Company acquired the assets of the books and video publishing division of KQED, Inc., consisting mostly of inventory, for $1.2 million in cash. Bay Books & Tapes, Inc. publishes public television companion books and videos.

            Anasazi Partners, L.P.

            In June 1996, the Company entered into an agreement to acquire a 50-percent interest in an investment partnership for $1.25 million. Payments as of September 30, 1996 include a $1.25 million capital contribution to the partnership and a $1.25 million loan to the partnership's other equity partner. Such loan bears interest at a rate of 8-percent per annum and is payable upon demand.

            The results of operations on a proforma basis as though Salton and New M-Tech Corporation had been acquired as of the beginning of the nine month periods ended September 30, 1996 and 1995 are as follows: (In Thousands except per share amounts)

                                                   Nine Months Ended
                                                   September 30,
                                                1996           1995

            Equity in net earnings (loss)
             of joint ventures                  $    (50)     $    (646)
            Net Income                          $    798      $     638
            Earnings per common and
             common equivalent share            $    .05      $     .04

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 1996 Compared to
  Three Months Ended September 30, 1995

Net sales for the third quarter of 1996 increased by $3.5 million or 6.6% from the sales for the third quarter of 1995. The increase is primarily the result of a $5.7 million increase in manufacturing sales offset by a $1.9 million decrease in distribution sales. Sally Beauty Company and a kitchen electric appliance distributor accounted for 12.6% and 11.1% of the Company's total sales for the 1996 period.




                                      COMPARATIVE SALES RESULTS
     (In Thousands)                     Three Months Ended

                            September 30, 1996       September 30, 1995

DISTRIBUTION               $   42,097      74.9%      $  44,275   84.0%
MANUFACTURING                  14,084      25.1           8,406   16.0
  Total Sales              $   56,181     100.0%      $  52,681  100.0%

The gross profit percentage for the third quarter of 1996 was 18.5% as compared to 21.3% for the third quarter of 1995. The decrease is largely the result of substantial growth in manufacturing sales which typically provide lower gross profit margins than the Company's distribution business as well as the continuing effect of higher raw material costs. Expenditures were made at the Company's manufacturing facilities in the PRC in anticipation of future incremental sales growth, particularly in kitchen electric appliances. Increases in future capacity utilization should provide for absorption of the newly incurred overhead.

The $633,000 increase in selling, general and administrative expenses in the third quarter of 1996 primarily reflects the commencement of operations at LitterMaid,Inc. and Bay Books & Tapes, Inc.

The Company's equity in the net earnings of joint ventures was $848,000 and $(328,000) in the third quarter of 1996 and 1995, respectively. The increase in 1996 reflects the results of operations of the Company's newly acquired interests in Salton/Maxim Housewares, Inc. ("Salton") and New M-Tech
Corporation as well as a more profitable product mix at its seasonal products joint venture. The Company's equity in the net earnings of Salton and New M-Tech totaled $1.1 million for the third quarter of 1996.

The Company's income tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.



Results of Operations
Nine Months Ended September 30, 1996 Compared to
 Nine Months Ended September 30, 1995

Net sales for the nine months ended September 30, 1996 were $136.1 million as compared to $132.7 for the same period in 1995. The 2.6% increase is primarily the result of a $6.2 million increase in manufacturing sales partially offset by a $3.9 million decrease in distribution sales.



                                    COMPARATIVE SALES RESULTS
     (In Thousands)                      Nine Months Ended

                           September 30, 1996       September 30, 1995

DISTRIBUTION                 $ 105,069     77.2%      $ 107,818   81.2%
MANUFACTURING                   31,055     22.8          24,896   18.8
  Total Sales                $ 136,124    100.0%      $ 132,714  100.0%

The gross profit percentage for the nine months ended September 30, 1996 was 20.0% as compared to 22.2% for the nine months ended September 30, 1995.
The decrease is primarily attributable to the continuing effect of higher raw material prices as well as the increased percentage of lower margin manufacturing sales to total sales in 1996.

The decrease in selling, general and administrative expenses primarily reflects the continuing reduction in advertising costs.

The Company's equity in the net loss of joint ventures was sustained primarily in the first half of 1996 due to higher raw material prices, which impacted the profitability of the Company's seasonal products joint venture, and to costs incurred by other joint ventures in their start-up phase.

The Company's income tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings other than in Canada, are generally taxed at rates lower than in the United States.

Liquidity & Capital Resources

At September 30, 1996, the Company's current ratio and quick ratio were 3.8 to 1 and 1.6 to 1 as compared to 7.0 to 1 and 2.9 to 1 at September 30, 1995.
Working capital at those dates was $109.8 million and $126.1 million, respectively. Cash balances decreased by $10.2 million during the nine months ended September 30, 1996 primarily as a result of the Company's investing activities.

Certain of the Company's foreign subsidiaries (the "subsidiaries") have $6.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At September 30, 1996, the subsidiaries were utilizing, including letters of credit, approximately $2.0 million of these credit lines. These subsidiaries also have available a $5.0 million revolving line of credit which is supported by a domestic standby letter of credit.
As of September 30, 1996, the Company has borrowed $4.9 million under this facility.

In October 1996, the Company increased its domestic bank line of credit to $30 million, which line is secured by domestic accounts receivable and finished goods inventory. At September 30, 1996, outstanding borrowings under this line totaled $13.6 million which includes $3.6 in stand-by letters of credit provided on behalf of affiliates.

The Company has entered into the following significant investing transactions in 1996:

Salton/Maxim Housewares, Inc. ("Salton")

In February 1996, the Company entered into a stock purchase agreement with Salton providing for the issuance and sale by Salton to the Company of 6,508,572 shares of its common stock, representing 50-percent of Salton's outstanding common stock after issuance.

On July 11, 1996, Windmere completed its acquisition of 50-percent of Salton. The Company received 6,508,572 shares of Salton common stock (market value at date of acquisition of approximately $36.2 million) in exchange for a cash payment of $3.3 million, a $10.8 million promissory note and 748,112 shares of Windmere stock (market value at date of agreement of approximately
$6.1 million).

In addition, the Company received an option to purchase 453,000 shares of Salton common stock at an exercise price of $4.53 per share. The option becomes exercisable only if and to the extent that options to purchase shares of Salton common stock outstanding at the date of the stock purchase agreement are exercised.

The $10.8 million promissory note bears interest at a rate of 8-percent per annum, payable quarterly, and is due in July 2001. The note is subordinated to the Company's current and future indebtedness with its senior lender.

LitterMaid

In March 1996, the Company purchased, for $2.2 million in cash, certain assets and marketing rights for the Litter Maid , computerized, infrared, automatic self-cleaning cat litter box.

New M-Tech Corporation ("New M-Tech")

In April 1996, the Company acquired a 50-percent interest in New M-Tech Corporation, a consumer electronics company for $10 million.
Payment consisted of $3 million in cash and $7 million in promissory notes. The promissory notes bear interest at 8% per annum and consist of a $3 million promissory note maturing in 1998, and two $2 million promissory notes maturing in 2001, one of which is convertible into shares of the Company's common stock at a price of $15 per share.
Conversion may occur at any time during the term of the convertible promissory note, and may be required under certain circumstances.








Bay Books & Tapes, Inc.

In June 1996, the Company acquired the assets of the books and video publishing division of KQED, Inc., consisting mostly of inventory, for $1.2 million in cash. Bay Books & Tapes, Inc. publishes public television companion books and videos.

No provisions for U.S. taxes has been made on undistributed earnings of the Company's foreign subsidiaries and joint ventures because management plans to reinvest such earnings in their respective operations or in other foreign operations. Repatriating those earnings or using them in some other manner whichwould give rise to a U.S. tax liability would reduce after tax earnings and available working capital.

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

If MFN status for goods produced in the People's Republic was removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic.













PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

       In April 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company the greater of one-third of the Philips' Settlement or between $14 - 25 million dollars in lost profits (which would be trebled under the antitrust laws) alleged to represent damages incurred by Izumi when it allegedly abandoned an antitrust counterclaim in reliance on Windmere's alleged agreement to share a portion of the Philips' Settlement, punitive damages and reimbursement of litigation and other related costs and miscellaneous expenses including interest. The Company disagrees with Izumi's position and believes that it has meritorious defenses.
       A pre-answer motion by the Company has resulted in the dismissal of some of Izumi's claims, and the Company has answered the remaining claims. The Company intends to defend this action fully and vigorously.

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




                                 WINDMERE-DURABLE HOLDINGS, INC.
                                          (Registrant)



November 13, 1996          By:              /s/
                                 Harry D. Schulman
                                 Senior Vice President and Executive
                                 Vice President - Finance and
                                 Administration and Chief Financial
                                 Officer
                                 (Duly authorized to sign on
                                 behalf of the Registrant)



November 13, 1996          By:               /s/
                                 Burton A. Honig
                                 Vice President - Finance
                                 (Duly authorized to sign on
                                 behalf of the Registrant)