Form 10-K
period 1996-12-31
WINDMERE DURABLE HOLDINGS INC
filed 1997-03-31
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

Registrant's telephone number, including area code: (305) 362-2611

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
-------------------                -----------------------------------------
Common Stock $.10 Par Value        New York Stock Exchange
Special Preferred Stock Rights     New York Stock Exchange
Common Stock Purchase Rights       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
                          ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 24, 1997, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $14.375) held by non-affiliates of the Registrant was approximately $213,387,800.

         APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        17,475,038 Shares of Common Stock
                 (as of the close of business on March 24, 1997)

                       DOCUMENTS INCORPORATED BY REFERENCE

1.       Windmere-Durable Holdings, Inc. 1996 Annual Report to
         Shareholders (for the fiscal year ended December 31, 1996). Information contained in this document has been incorporated by reference in PARTS I and II.

2. Windmere-Durable Holdings, Inc. Proxy Statement for its 1997 Annual Meeting of Shareholders (dated April 18, 1997).
         Information contained in this document has been incorporated by reference in PART III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Windmere-Durable Holdings, Inc. (the "Company") is engaged principally in manufacturing and distributing a wide variety of personal care, kitchen electric and seasonal products. The Company designs and manufactures its products for sale to retail stores, distributors and professional beauty supply customers located primarily in the United States, Canada and Europe, with additional distribution in Latin America and the Far East. The Company's products are sold largely under its Windmere trade name, as well as under other trade names, trademarks and private labels. The Company also manufactures products on a contract basis for others.

The Company's products are primarily manufactured by Durable Electrical Metal Factory, Ltd. ("Durable"), its wholly-owned Hong Kong subsidiary, in Bao An County, Guandong Province of the People's Republic of China ("People's Republic"), which is approximately 60 miles northwest of central Hong Kong, and other unrelated factories in the People's Republic. Approximately 85% to 90% of the Company's products are manufactured by Durable.

NEW DEVELOPMENTS

During the year ended December 31, 1996, the Company made several acquisitions:

In March 1996, the Company acquired certain assets and marketing rights, including patents and the trademark, to the LitterMaid computerized, infrared, automatic self-cleaning cat litter box.

In April 1996, the Company purchased a 50-percent interest in New M-Tech Corporation,( "New M-Tech") a manufacturer and distributor of consumer electronic products. New M-Tech distributes consumer electronic products under the Admiral, NewTech and White Westinghouse brand names.

In July 1996, the Company acquired a 50-percent interest in Salton/Maxim Housewares, Inc. ("Salton"). Salton designs and markets a broad range of small kitchen appliances and personal care appliances under the Salton, Maxim, Breadman, Juiceman, Salton Creations, Block China,

Farberware, Salton Time and White Westinghouse brand names. Salton sells its products primarily to department store chains, gourmet and lifestyle merchants, specialty stores and direct mail catalogs.

In December 1996, the Company acquired the remaining 50-percent of its seasonal products joint venture.

The Company was incorporated under the laws of the State of Florida in 1963. As used herein, the term "Company" refers to Windmere-Durable Holdings, Inc. (Prior to June 21, 1996, Windmere Corporation) and its subsidiaries, unless the context indicates otherwise. The Company's executive offices are located at 5980 Miami Lakes Drive, Miami Lakes, Florida 33014, (see Item 2. Properties), and its telephone number is (305) 362-2611.

PRODUCTS

The major portion of the Company's revenues are generated by the sale of personal care products and appliances. The Company's personal care products include hair dryers, curling irons, curling brushes, hairsetters, combs and brushes, shears, mirrors and electric shavers. Appliances include toasters, toaster ovens, can openers, blenders, hand mixers, waffle irons, steam irons, electronic air cleaners, fans and air fresheners.

In 1996, 1995 and 1994, net sales of personal care products and appliances represented approximately 59% and 41%, 63% and 37%, and 70% and 30%, respectively, of the Company's total net sales. The increase in the percentage of appliance sales reflects the Company's growth in both the manufacture and distribution of kitchen electrics. Kitchen electric products comprised 31%, 25% and 7% of total sales in 1996, 1995 and 1994, respectively.

MARKETING AND DISTRIBUTION

The Company's products are sold principally by independent sales representatives. The Company utilizes media advertising, cooperative advertising and collateral materials to promote its products.

The Company's distribution business includes the sale of consumer products and professional salon products primarily in the United States, Canada and Europe. Consumer products are primarily sold under the Windmere brand and professional salon products are sold under the Belson

Products and Comare brands. In addition, private label and controlled label sales are made by the Company.

A kitchen electric appliance distributor and a national retail beauty supply chain accounted for 10.9% and 10.3%, respectively, of 1996 sales.

The Company's products are sold under various federal trademarks and registrations, some of which include: Windmere, Jumbo Curl, Belson Pro, Curlmaster, Design Pro, First Class Gourmet, Solid Gold, Windmere Salon, Air Moves, ESP, Electric Shock Protection, VIP Pro, Setting Pretty, Skinni Mini, Clothes Shaver, Easy Styler, Four Way Curls, Set Up, All Curl Trio, Mirror Go Lightly, Jerdon, First Class, Plak Trac, Litter Maid, Smoke Catcher, Prelude, High Fashion, Belson, Pro Touch, Pro Star, Hot Silver, Golden Touch, Profiles, Comare, Salon Designs, Premiere, Espree, Gold'n Hot, Color Magic, Colossal Curl, Jumbo Air, Express Air, Euro Sport, Magnum, Superaire, Healthy Vibes, Health Zone and Gentle Air. The Company believes that its business has not been materially dependent on any one such trademark.

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

In 1996, the Company acquired the exclusive world-wide rights to use the Farberware brand name on a broad range of small electric products. The Company has entered into an agreement with Salton, whereby, Salton is to be the exclusive distributor of such products.

In January 1997, the Company through its 50-percent interests in Salton and New M-Tech entered into supply contracts with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name licensed to Salton and New M-Tech. Under the terms of the contract, Salton and New M-Tech will supply Kmart, either through the Company or through other manufacturers, with a broad range of small electrical appliances, consumer electronics and telephone products under the White-Westinghouse brand name. Kmart will be the exclusive discount department store to market these White-Westinghouse products.

MANUFACTURING:

The Company's manufacturing business is conducted by Durable. Durable, through its twenty-five year relationship with the Company, has produced an extensive product line, which includes not only the appliances sold to the Company and its customers and oscillating fans for a joint venture which was acquired by the Company in December 1996, but it has also become a contract manufacturer for a range of products, such as toasters, steam irons, toaster ovens, can openers, blenders, hand mixers and waffle irons, which it sells primarily to customers in the United States, Canada and Europe. Some of its customers are Rival, Salton and Sunbeam.

Durable has begun to manufacture a number of the White-Westinghouse products to be supplied by Salton to Kmart under the recently signed supplier contract. It is also involved in the construction of a factory to begin to supply some of the consumer electronic products to be sold by New M-Tech.

The LitterMaid product is currently being manufactured by both Durable and a third party contract manufacturer. Production of the product by Durable is expected to increase in 1997.

SUPPLIES

The Company's foreign sales and operations are subject to the usual risks incident to operating abroad, including currency fluctuations, political conditions and changes in foreign laws. A weakening or strengthening of the United States dollar may result in higher or lower cost of goods for the Company from suppliers in countries whose exchange rate does not parallel the United States dollar, unlike Hong Kong the currency of which to date has fluctuated substantially parallel to the United States dollar.

The Company generates approximately 85% to 90% of its revenues from products manufactured by Durable in the People's Republic. Such products utilize raw materials available from at least two and as many as nine or more independent suppliers. The Company has no material dependence on any single foreign source for such materials.

FOREIGN CONDITIONS

The supply and cost of the products manufactured by Durable can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic.

In June 1989, the People's Republic experienced civil disturbances. Although such disturbances have dissipated since that time, there continues to be pressure for political reform. No assurance can be given, however, that civil disturbances will not recur. If it becomes necessary to relocate the Company's manufacturing facilities from the People's Republic as a result of civil disturbances in that country or otherwise, the Company believes the production currently conducted in the People's Republic could be relocated to other Far East locations, including Hong Kong, or other low-cost manufacturing locations, with only temporary disruption and delay in such production and possible short-term operating and capital losses, provided that the Company is able to move substantially all of its manufacturing equipment and other assets currently in the People's Republic to another location. If the Company is unable to remove such assets, due to confiscation, expropriation, nationalization, embargoes or governmental restrictions, it would incur substantial operating and capital losses, including losses resulting from business disruption and delays in production. In addition, as a result of a relocation of its manufacturing equipment and certain other assets, the Company would likely incur relatively higher manufacturing costs. A relocation could also adversely affect the Company's revenues if the demand for the Company's products currently manufactured in the People's Republic decreases due to a disruption in the production and delivery of such products or due to higher prices which might result from increased manufacturing costs. Furthermore, earnings could be adversely affected due to reduced sales and/or the Company's inability to maintain its current margins on the products currently manufactured in the People's Republic.

Hong Kong is undergoing a transfer to the control of the People's Republic and in July 1997, the initial transfer of governmental rights is scheduled to occur. Durable is incorporated in Hong Kong and its executive, sales offices and its senior executives are located or reside there. The Company also conducts significant trading activities through subsidiaries incorporated in Hong Kong. Although the Company believes that its operations will not be materially affected by the governmental changes occurring in Hong Kong, no assurance can be given that such changes will be benign.

In 1996, President Clinton extended the People's Republic's most-favored-nation
(MFN) trading status for an additional year. The President announced in 1994 that the United States would, in the future, permanently de-link MFN renewal from human rights issues, other than freedom of emigration provisions. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conducted under the auspices of the General Agreement on Tariffs and Trade (GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 percent ad valorem, as set forth in Column 2 of the HTSUS. If MFN status for goods produced in the People's Republic were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

SEASONALITY

The Company's business is generally seasonal. The Company has historically experienced higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for the Company's products in the late summer for "back to school" sales and in the fall for Christmas sales. In typical years, the Company begins to accumulate inventory for its major selling season in June and July and it continues to purchase products at accelerated rates until November. The Company's major sales occur during August through November. Sales are generally made on 60 to 90 day terms. Heaviest collections on its open accounts receivable are received from November through March, at which time the Company is in its most liquid state. The seasonal patterns of Salton and New M-Tech are similar to those of the Company.

BACKLOG

The Company's backlog of orders as of December 31, 1996, 1995 and 1994 was approximately $32.1 million, $22.2 million and $20.1 million, respectively, which orders are generally shipped within the next succeeding year.

COMPETITION

The Company encounters significant competition with respect to substantially all of its products. Although the Company's prices for products distributed under its labels are in general below or competitive with those of many nationally advertised brands, the Company also competes through quality of product, attractive packaging, breadth of product lines, speed of delivery and maintenance of good customer relations. Many of the Company's major competitors are substantially larger, have greater financial and other resources and spend more for national advertising. Some of the Company's competitors include Conair, Helen of Troy and Remington.

REGULATION

In the United States, Canada and Europe, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. ("UL") or other safety regulation certification prior to marketing electrical appliances in those jurisdictions. All of the non-professional salon appliances marketed by the Company have such certifications. The Company endeavors to have most of its products designed to meet those requirements and to be so certified, although there can be no assurance that those products, or additional electrical appliances which may be developed by the Company, will meet such specifications. Certain of the products sold by the Company in the United States are subject to the cosmetic purity and labelling provisions of the Fair Packaging and Labelling Act. The Company believes that in addition to complying with the Fair Packaging and Labelling Act, it complies with the applicable rules and regulations of the Federal Trade Commission and other federal and state agencies with respect to, among other things, the content of advertising and other trade practices.

PATENTS

Although the Company does not believe that its business is materially dependent upon patents and patent protection, from time to time, new products have been introduced with unique features for which the Company has filed or obtained licenses for patents and design registrations in the United States and in several foreign countries.

EMPLOYEES

At March 14, 1997, the Company's distribution business in the United States, Canada, Europe and Hong Kong employed approximately 250 persons. Durable's operations in Hong Kong and the People's Republic of China employed approximately 12,300 persons. The Company enjoys satisfactory working relations with these employees. The Company is not a party to any collective bargaining agreement.

GEOGRAPHIC AREA FINANCIAL INFORMATION

Incorporated by reference to the Company's 1996 Annual Report to Shareholders, under the caption, "Note N to Consolidated Financial Statements, Geographic Area Information". Included as part of Exhibit 13.

ITEM 2.  PROPERTIES

The executive offices of the Company, from which a significant amount of its business activities are conducted, are currently located at 5980 Miami Lakes Drive, Miami Lakes, Florida. All of the space in this approximately 140,000 sq. ft., two-story office and warehouse facility is owned and occupied by the Company. The Company also utilizes the services of public warehouses located in Reno, Nevada and Memphis, Tennessee pursuant to short-term contracts.

Durable owns approximately 40,000 sq. ft. of office space in Hong Kong, of which 24,000 sq. ft. is used for its and the Company's trading companies' headquarters. Durable also utilizes facilities of 2,000,000 sq. ft. in the People's Republic which it operates under contracts with the local government. The contracts require such periodic adjustments that terms of between one and five years exist at all times. Certain facilities have contract terms extending beyond five years.

ITEM 3.  LEGAL PROCEEDINGS

In April 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S.

Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. A pre-answer motion by the Company resulted in the dismissal of some of Izumi's claims, and the Company answered the remaining claims. A mediation was held on February 27, 1997 to consider settlement of the case. In March 1997, after evaluating the potential costs of continuing litigation, the Company paid $4,500,000 to settle the dispute.

The Company, its 50-percent owned joint venture partners Salton/Maxim Housewares, Inc. and New M-Tech Corporation, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's Complaint against the Company, White Consolidated, on November 14, 1996, filed a Complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, un-specified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton/Maxim and New M-Tech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On January 29, 1997, on joint motion of the parties, the court issued an order staying future proceedings for sixty (60) days in order to give the parties an opportunity to pursue settlement discussions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Incorporated by reference to the Company's 1996 Annual Report to Shareholders under the caption "Quarterly Stock Quotations and Dividends per Share." (Exhibit
13)

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

                                             1996         1995            1994
                                             ----         ----            ----
Net sales                                 $ 197,004     $ 187,777      $ 181,112
Equity in net earnings (loss)
 of joint ventures                        $   2,299     $    (393)     $      91
Earnings (loss) before taxes,
 minority interest
 and extraordinary item                   $  (3,672)    $  (3,165)     $  23,131
Provision for taxes
 (benefits)                               $    (280)    $  (1,281)     $   2,595
Effective tax rate                             (7.6)%       (40.5)%         11.2%
Net earnings (loss)                       $     451*    $  (1,884)**   $  20,537***
Working capital                           $ 105,565     $ 127,626      $ 129,281
Current ratio                              3.1 to 1      7.5 to 1       7.0 to 1
Property, plant and
 equipment, net                           $  32,760     $  30,485      $  28,449
Total assets                              $ 237,279     $ 188,012      $ 197,124
Long-term debt, deferred
 liabilities and minority
 interest                                 $  20,132     $   3,519      $   4,932
Stockholders' equity                      $ 167,695     $ 164,931      $ 170,625

Per share data:

Net earnings (loss)                       $     .02*    $    (.11)**   $    1.17***
Cash dividends paid                       $     .20     $     .20      $     .15
Book value at year end                    $    9.61     $    9.87      $   10.20
Return on average equity                        2.4%         --             12.9%



*Includes extraordinary charge for the settlement of Izumi litigation of $3,500,000 or $.20 per share.

**Includes a non-recurring loss on the sale of an other asset of $5,280,000, or $.31 per share.

***Includes a non-recurring gain on the sale of Hong Kong office space of $7,810,500, or $.45 per share.

****Includes cumulative effect of accounting change benefit of $1,731,100, or $.11 per share.

*****Includes extraordinary credit from litigation settlement of $29,648,800, or $1.82 per share.

                                              1993            1992
                                              ----            ----
Net sales                                 $ 170,661        $ 175,450
Equity in net earnings (loss)
 of joint ventures                        $    (504)       $    (848)
Earnings (loss) before taxes
 and minority interest                    $  12,305        $   6,531
Provision for taxes
 (benefits)                               $   1,365        $     805
Effective tax rate                             11.0%            10.9%
Net earnings (loss)                       $  11,469****    $  34,335*****
Working capital                           $ 117,961        $ 104,139
Current ratio                              5.8 to 1         4.8 to 1
Property, plant and
 equipment, net                           $  25,022        $  24,546
Total assets                              $ 180,479        $ 172,974
Long-term debt, deferred
 liabilities and minority
 interest                                 $   9,492        $  12,291
Stockholders' equity                      $ 146,587        $ 132,922

Per share data:

Net earnings (loss)                       $     .71****    $    2.09*****
Cash dividends paid                       $    --          $    --
Book value at year end                    $    9.29        $    8.65
Return on average equity                        8.2%            29.4%




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1996 compared with Year Ended December 31, 1995

Net Sales

Net sales were $197.0 million and $187.8 million for the years ended December 31, 1996 and 1995, respectively. Manufacturing sales increased by $10.4 million due primarily to increased shipments of kitchen electric appliances. A kitchen electric appliance distributor and a national retail beauty supply chain accounted for 10.9% and 10.3%, respectively, of the Company's 1996 sales.

Set forth below is a table indicating the revenues that the Company derived from its distribution and manufacturing operations for the periods indicated:


                                          Year Ended December 31,
                                     1996                        1995
                                     ----                        ----
Distribution                $146,431,800       74%      $147,576,000       79%
Manufacturing                 50,571,800       26         40,200,900       21
                            ------------   ------       ------------   ------
  Total Sales               $197,003,600      100%      $187,776,900      100%
                            ============   ======       ============   ======


Gross Profit Margin

The Company's gross margin percentage decreased in 1996 to 20.2% of sales from the 21.8% level in the prior year. The decrease is primarily attributed to the continued effect of remaining higher cost raw material inventories and a greater concentration of manufacturing sales. Lower margin kitchen electric products which comprised 82% of manufacturing sales in both 1996 and 1995, accounted for 31% and 25% of the Company's total sales in those years, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 20.0% in both 1996 and 1995. Commencement of operations at the Company's newly acquired LitterMaid, Inc. and Bay Books & Tapes, Inc. businesses resulted in a $1.6 million increase in expenses. Travel, legal and selling expenses increased by $1.2 million and advertising costs decreased by $1.0 million.

Unusual or Non-Recurring Items

In 1995, the Company incurred a non-recurring pre-tax loss of $8.0 million on the sale of an other asset. This transaction reduced 1995 net earnings by $5.3 million, or $.31 per share, on an after-tax basis.

Equity in Net Earnings (Loss) of Joint Ventures

The Company's equity in net earnings (loss) of joint ventures was $2.3 million and $(.4) million in 1996 and 1995, respectively. The increase in 1996 primarily reflects the results of operations of the Company's newly acquired interests in Salton/Maxim Housewares, Inc. ("Salton") and New M-Tech Corporation ("New M-Tech"). The Company's equity in the net earnings of Salton and New M-Tech totaled $3.2 million for 1996 which was partially offset by losses of $.9 million at certain of the Company's other joint ventures.

Interest Expense

Interest expense increased by $.8 million to $1.4 million in 1996. The increase is the result of the amounts paid on notes payable issued in conjunction with the Salton and New M-Tech acquisitions as well as the increased level of borrowing under the Company's line of credit facility.

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

Extraordinary Item

On March 27, 1997, the Company paid $4,500,000 to settle the lawsuit filed in April 1994 by Izumi. An accrual of $5,300,000, including $800,000 in estimated legal expenses has been recorded as of December

31, 1996. The transaction resulted in an after tax charge of $3,500,000 or $.20 per share and has been recorded as an extraordinary item.

Earnings Per Share

The average number of common shares and common equivalent shares used in computing per share results was 17,620,000, in 1996 as compared to 17,227,000 in 1995. The decrease was primarily due to the non-inclusion of the dilutive effect of stock options and warrants in those 1996 quarters in which the Company sustained losses, offset by the additional shares issued upon the acquisition of Salton/Maxim and upon the exercise of stock options and warrants.

Supplier Contract

In January 1997, the Company through its 50-percent interests in Salton and New M-Tech entered into supply contracts with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name licensed to Salton and New M-Tech. Under the terms of the contract, Salton and New M-Tech will supply Kmart, either through the Company or other manufacturers, with a broad range of small electrical appliances, consumer electronics and telephone products under the White-Westinghouse brand name. Kmart will be the exclusive discount department store to market these White-Westinghouse products.

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

Set forth below is a table indicating the revenues that the Company derived from its distribution and manufacturing operations for the periods indicated:

                          Year Ended December 31,
                       1995                     1994

Distribution   $147,576,000   79%        $155,320,600    86%
Manufacturing    40,200,900   21           25,791,600    14
                -----------  ---          -----------   ---
  Total Sales  $187,776,900  100%        $181,112,200   100%
                ===========  ===          ===========   ===


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

Equity in Net Earnings (Loss) of Joint Venture

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

Liquidity and Capital Resources

At December 31, 1996, the Company's working capital was $105.6 million, a decrease of $22.0 million since the end of 1995. At the end of 1996 and 1995, the Company's current ratio was 3.1 to 1 and 7.5 to 1, respectively, and its quick ratio was 1.3 to 1 and 3.5 to 1, respectively.

Cash and cash equivalents decreased by $9.0 million during 1996. Cash of $9.6 million was provided by operating activities. The Company utilized $35.1 million in investing activities, of which $18.7 million was for the acquisition of equity interests in joint ventures and new businesses and for loans to its joint venture partners. The Company invested $8.6 million in capital expenditures primarily at its factory in the People's Republic of China and anticipates incurring an additional $9.0 million in 1997.

The Company entered into the following significant investing transactions in 1996:

PX DISTRIBUTORS, INC.("PX")

In December 1995, the Company purchased, for a nominal amount, a 50-percent interest in PX Distributors, Inc., a distributor of home automation/security devices. The Company and the other owners have agreed to lend PX certain amounts from time to time to meet working capital requirements. Loans made by the Company bear interest at the prime rate, are payable upon PX achieving sufficient cash flow, and are secured by the assets of PX.

SALTON/MAXIM HOUSEWARES, INC.

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

The $10.8 million promissory note bears interest at a rate of 8-percent per annum payable quarterly and matures in July 2001. The note is subordinated to the Company's current and future indebtedness to its senior lender and is collateralized by certain of the Company's domestic assets.

LITTERMAID(TM)

In 1996, the Company purchased certain assets and marketing rights, including patents, for the LitterMaid(TM) computerized, infrared, automatic self-cleaning cat litter box. The purchase price of the assets includes $2,200,000 in cash and options to purchase 150,000 shares of the Company's common stock. The total fair value of the options as determined under SFAS 123, is $549,000 and has been included in the cost of the assets acquired.

New M-Tech Corporation

In April 1996, the Company acquired a 50-percent interest in New M-Tech Corporation, a consumer electronics company for $10 million. Payment consisted of $3.0 million in cash and $7.0 million in unsecured promissory notes. The promissory notes bear interest at 8% per annum and consist of a $3,000,000 promissory note maturing in 1998, and two $2,000,000 promissory notes maturing in 2001, one of which is convertible into shares of the Company's common stock at a price of $15 per share. Conversion may occur at any time during the term of the convertible promissory note, and may be required under certain circumstances. The notes are subordinated to the Company's current and future indebtedness to its senior lender. The total cost in excess of net assets acquired of $5.3 million has resulted in goodwill and is being amortized over 20 years on a straight-line basis.

BREAKROOM OF TENNESSEE, INC.

In May 1996, the Company agreed to contribute and/or purchase inventory valued at $250,000 in exchange for a 50-percent interest in Breakroom of Tennessee, Inc., a joint venture formed to market and distribute office products. The Company's investment as of December 31, 1996 consists of $240,390 in inventory purchased on behalf of the joint venture.

BAY BOOKS & TAPES, INC.

In June 1996, the Company acquired the assets of the books and video publishing division of KQED, Inc., consisting mostly of inventory, for $1,180,000 in cash. Bay Books & Tapes, Inc. publishes public television companion books and videos.

ANASAZI PARTNERS, L.P.

In June 1996, the Company entered into an agreement to acquire a 50-percent interest in an investment partnership for $1.2 million. Payments as of December 31, 1996 include a $1.2 million capital contribution to the partnership and loans totaling $1.2 million to the partnership's other equity partner. Such loans bear interest at a rate of 8-percent per annum, are unsecured and are payable upon demand.

The partnership's investments include privately traded securities whose values have been estimated by the General Partner in the absence of readily ascertainable market values. Fair value for these securities is considered to be cost which may differ significantly from the values that would have been used had a ready market for the securities existed.

Cash flows from financing activities generated $16.5 million in cash. The borrowings under the Company's line of credit facilities of $21.8 million and the $2.6 million generated from the exercise of stock options and warrants offset the $3.3 million used to pay cash dividends on the Company's common stock and the $3.8 million used to purchase and retire 463,000 shares of the Company's common stock. The purchase of the 463,000 shares completed the Company's purchase of 1,000,000 shares of its common stock under the 1994 stock purchase program for a total cost of $8.7 million. In 1996, the Company's Board of Directors authorized a new stock purchase program, whereby, the Company may purchase up to 10-percent of its outstanding shares (approximately 1.6 million shares). No shares have been purchased under the new program.

The Company's foreign subsidiaries (the "subsidiaries") have $6.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At December 31, 1996, the subsidiaries were utilizing, including letters of credit, approximately $2.5 million of these credit lines, leaving a remaining funding capacity of $3.9 million. These subsidiaries also have available an additional $5.0 million line of credit which is supported by a domestic standby letter of credit of which $3.2 million was outstanding at December 31, 1996.

The Company has a $30.0 million demand line of credit from a domestic bank, which is secured by domestic accounts receivable and inventory. At December 31, 1996, outstanding borrowings under this credit line totaled $18.0 million.

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

Legal Proceedings

In April 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. A pre-answer motion by the Company resulted in the dismissal of some of Izumi's claims, and the Company answered the remaining claims. A mediation was held on February 27, 1997 to consider settlement of the case. In March 1997, after evaluating the potential costs of continuing litigation, the Company paid $4,500,000 to settle the dispute.

The Company, its 50-percent owned joint venture partners Salton/Maxim Housewares, Inc. and New M-Tech Corporation, White Consolidated
Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's Complaint against the Company, White Consolidated, on November 14, 1996, filed a Complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, un-specified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton/Maxim and New M-Tech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On January 29, 1997, on joint motion of the parties, the court issued an order staying future proceedings for sixty (60) days in order to give the parties an opportunity to pursue settlement discussions.

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

Manufacturing Operations

The Company's products are primarily manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guandong Province of the People's Republic of China, which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. Substantially all of the Company's products are manufactured by Durable and unrelated factories in the People's Republic. Approximately 85-percent to 90-percent of the Company's revenues are currently derived from products manufactured by

Durable. The supply and cost of these products, as well as finished products, can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic.

In June 1989, the People's Republic experienced civil disturbances. Although such disturbances have dissipated since that time, there continues to be pressure for political reform. No assurance can be given, however, that civil disturbances will not recur. If it becomes necessary to relocate the Company's manufacturing facilities from the People's Republic as a result of civil disturbances in that country or otherwise, the Company believes the production currently conducted in the People's Republic could be relocated to other Far East locations, including Hong Kong, or other low-cost manufacturing locations, with only temporary disruption and delay in such production and possible short-term operating and capital losses, provided that the Company is able to move substantially all of its manufacturing equipment and other assets currently in the People's Republic to another location. If the Company is unable to remove such assets, due to confiscation, expropriation, nationalization, embargoes or governmental restrictions, it would incur substantial operating and capital losses, including losses resulting from business disruption and delays in production. In addition, as a result of a relocation of its manufacturing equipment and certain other assets, the Company would likely incur relatively higher manufacturing costs. A relocation could also adversely affect the Company's revenues if the demand for the Company's products currently manufactured in the People's Republic decreases due to a dis ruption in the production and delivery of such products or due to higher prices which might result from increased manufacturing costs. Furthermore, earnings could be adversely affected due to reduced sales and/or the Company's inability to maintain its current margins on the products currently manufactured in the People's Republic.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Company's 1996 Annual Report to Shareholders (Exhibit 13). See also PART IV, ITEM 14(a)1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders under the caption "Security Ownership".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by Reference to the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K

(a)1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of Windmere-Durable Holdings, Inc. and subsidiaries are incorporated by reference in PART II, ITEM 8:


         AUDITOR'S REPORT                             Exhibit 13


         CONSOLIDATED BALANCE SHEETS AS OF
         DECEMBER 31, 1996 AND 1995                   Exhibit 13

         CONSOLIDATED STATEMENTS OF OPERATIONS
         YEARS ENDED DECEMBER 31, 1996, 1995
         AND 1994                                     Exhibit 13

         CONSOLIDATED STATEMENTS OF
         STOCKHOLDERS' EQUITY - THREE YEARS ENDED
         DECEMBER 31, 1996                            Exhibit 13

         CONSOLIDATED STATEMENTS OF
         CASH FLOWS - YEARS ENDED
         DECEMBER 31, 1996, 1995 AND 1994             Exhibit 13

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS                                   Exhibit 13

2.       FINANCIAL STATEMENT SCHEDULES

         AUDITOR'S REPORT                             Filed herewith

         SCHEDULE II -  VALUATION AND QUALIFYING
                        ACCOUNTS AND RESERVES -
                        YEARS ENDED DECEMBER 31,
                        1996, 1995 AND 1994           Filed herewith

Individual financial statements of the Company have been omitted since consolidated financial statements have been presented, and all subsidiaries included in the consolidated financial statements are wholly-owned. All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

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

3.5 Amendment to October 11, 1991 By-Laws. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

3.6 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company filed with the Florida Secretary of State on June 21, 1996. Filed herewith.

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

10.52 Credit Agreement dated October 11, 1996, between Windmere Corporation, NationsBank National Association (South) and National Bank of Canada. Filed herewith.

10.53 Amendment No. 1 to Amended and Restated Letter Agreement, dated March 1, 1996, between NationsBank and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10.54 Amendment Agreement No. 1 to the Credit Agreement (October 11, 1996) dated January 31, 1997. Filed herewith.

(13)     Annual Report to Security Holders for the year ended December 31, 1996.
         Exhibit 13.

(21)     Subsidiaries of the Registrant. Filed herewith.

(23)     Consents of experts and counsel. Filed herewith.

   (b)   REPORTS ON FORM 8-K

         None.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Windmere-Durable Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Windmere-Durable Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Windmere-Durable Holdings, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Windmere-Durable Holdings, Inc. and Subsidiaries for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Miami, Florida
February 7, 1997 (except for Notes K and R as to which the date is March 27, 1997)

                      WINDMERE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



CHANGES IN ALLOWANCE FOR POSSIBLE
LOSSES ON ACCOUNTS RECEIVABLE:

                                           Years Ended December 31,
                                      1996           1995           1994
                                      ----           ----           ----
Balance at beginning
 of period                         $ 1,158,000    $ 1,338,100    $ 1,424,600

Addition - Charged to
 costs and expenses                    930,000        894,700        231,400

Addition - Charged to
 other accounts (a)                      4,000         31,600         31,300

Deductions (b)                        (963,000)    (1,106,400)      (349,200)
                                   -----------    -----------    -----------


Balance at end
 of period                         $ 1,129,000    $ 1,158,000    $ 1,338,100
                                   ===========    ===========    ===========


(a)  Recoveries of amounts previously written off against the reserve.

(b)  Write-off of accounts receivable against the reserve.

PART IV.  ITEM 3.  (21).

SUBSIDIARIES OF THE REGISTRANT

NAME                                           INCORPORATED IN
----                                           ---------------
Consumer Products Americas, Inc.                Florida

EDI Masters, Inc.                               Florida

Fortune Products, Inc.                          Florida

Jerdon Products, Inc.                           Florida

Windmere Fan Products, Inc.                     Florida

Bay Books & Tapes, Inc.                         Florida

LitterMaid, Inc.                                Florida

Windmere Corporation                            Florida

Windmere Holdings Corporation                   Delaware

Windmere Holdings Corporation II                Delaware

Goal Making Company Limited                     British Virgin Islands

Remdale Investments Limited                     British Virgin Islands

PPC Industries, Ltd.                            British Virgin Islands

Windmere Consumer Products, Inc.                Canada

Durable Electric, Ltd.                          Hong Kong

Durable Electrical Metal Factory, Ltd.          Hong Kong

PPC Industries (1980) Ltd.                      Hong Kong

Sandgate Services, Ltd.                         Hong Kong

Parawind, Ltd.                                  Hong Kong

PPC Product Services, Ltd.                      Hong Kong


Each of the above subsidiaries is wholly-owned and is included in the consolidated financial statements as of December 31, 1996.

                                AUDITOR'S CONSENT



We have issued our report dated February 7, 1997, accompanying the consolidated financial statements and schedules incorporated by reference in the Annual Report of Windmere-Durable Holdings, Inc. on Form 10-K for the year ended December 31, 1996. We hereby consent to the incorporation by reference of the aforementioned report in the Registration Statements of Windmere-Durable Holdings, Inc. on Form S-8 (File No. 33-7681, effective September 30, 1986), Form S-8 (File No. 33-36424, effective August 17, 1990), Form S-2 (File No. 33-51776, effective January 19, 1993), and on Form S-8 (File No. 33-58574, effective February 22, 1993).


GRANT THORNTON LLP


Miami, Florida
March 27, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WINDMERE-DURABLE HOLDINGS, INC.
                                  (Registrant)

BY:  /s/ David M. Friedson                DATE:       3-27-97
    ----------------------------                ------------------------
    David M. Friedson, Chairman,
     President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

BY:   /s/ David M. Friedson               DATE:       3-27-97
     ---------------------------                ------------------------
     David M. Friedson, Chairman,
      President and Chief Executive Officer

BY:  /s/ Harry D. Schulman                DATE:       3-27-97
     ----------------------------               ------------------------
     Harry D. Schulman, Senior Vice
      President - Finance and Administration
      and Chief Financial Officer

BY:  /s/ Burton A. Honig                  DATE:       3-27-97
     ----------------------------               ------------------------
     Burton A. Honig, Vice President -
      Finance (Principal Accounting Officer)

BY:  /s/ Bertley Sager                    DATE:       3-28-97
     ----------------------------               ------------------------
     Bertley Sager, Director

BY:  /s/ Jerald I. Rosen                  DATE:       3-27-97
     ----------------------------               ------------------------
     Jerald I. Rosen, Director

BY:  /s/ Harold Strauss                   DATE:       3-28-97
     ----------------------------               ------------------------
     Harold Strauss, Director

BY:  /s/ Lai Kin                          DATE:       3-28-97
     ----------------------------               ------------------------
     Lai Kin, Director

BY:  /s/ Raymond So                       DATE:       3-28-97
     ----------------------------               ------------------------
     Raymond So, Director

BY:  /s/ Leonard Glazer                   DATE:       3-28-97
     ----------------------------               ------------------------
     Leonard Glazer, Director

BY:  /s/ Barbara Friedson Garrett         DATE:       3-27-97
     ----------------------------               ------------------------
     Barbara Friedson Garrett, Director

BY:  /s/ Felix S. Sabates                 DATE:       3-27-97
     ----------------------------               ------------------------
     Felix S. Sabates, Director

BY:  /s/ Arnold Thaler                    DATE:       3-27-97
     ----------------------------               ------------------------
     Arnold Thaler, Director

BY: /s/ Thomas J. Kane                   DATE:       3-28-97
    ----------------------------               -------------------------
    Thomas J. Kane, Director

BY: /s/ Susan J. Ganz                    DATE:       3-27-97
    ----------------------------               -------------------------
    Susan J. Ganz, Director

BY: /s/ Desmond Lai                      DATE:       3-28-97
    ----------------------------               -------------------------
    Desmond Lai, Director

                    FINANCIAL STATEMENTS AND REPORT
                       OF INDEPENDENT CERTIFIED
                          PUBLIC ACCOUNTANTS

                   WINDMERE - DURABLE HOLDINGS, INC.
                           AND SUBSIDIARIES

                      DECEMBER 31, 1996 AND 1995

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Windmere - Durable Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Windmere - Durable Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Windmere - Durable Holdings, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Miami, Florida
February 7, 1997 (except for Notes K and R, as to which the date is March 27, 1997)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,


                                     ASSETS

                                                                                     1996               1995
                                                                                     ----               ----
CURRENT ASSETS
    Cash and cash equivalents (Note A)                                          $   8,779,500      $  17,768,100
    Accounts and other receivables, less allowances of $1,128,700
       in 1996 and $1,158,000 in 1995 (Note E)                                     37,601,200         36,597,300
    Receivables from affiliates (Notes A and C)                                    12,138,800          9,982,800
    Inventories (Notes A and E)                                                    89,514,000         79,013,600
    Prepaid expenses                                                                3,751,100          2,183,600
    Future income tax benefits (Notes A, I and R)                                   3,231,800          1,642,900
                                                                                -------------      -------------

       Total current assets                                                       155,016,400        147,188,300

INVESTMENTS IN JOINT VENTURES (Notes A, C and J)                                   35,290,800               --

PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation (Notes A and D)                                   32,759,800         30,484,700

OTHER ASSETS (Notes A, I, J and P)                                                 14,211,900         10,338,900
                                                                                -------------      -------------

                                                                                $ 237,278,900      $ 188,011,900
                                                                                =============      =============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes and acceptances payable (Note E)                                      $  21,882,500      $      42,300
    Current maturities of long-term debt (Note G)                                     814,800            814,800
    Accounts payable                                                               12,106,500          9,979,700
    Accrued expenses (Notes F and R)                                               14,228,700          8,127,800
    Deferred income, current portion (Note A)                                         419,400            598,100
                                                                                -------------      -------------

       Total current liabilities                                                   49,451,900         19,562,700

LONG-TERM DEBT, less current maturities (Note G)                                   19,884,700          2,851,800

DEFERRED INCOME, less current portion (Note A)                                        247,500            666,900

COMMITMENTS AND CONTINGENCIES (Note K)                                                   --                 --

STOCKHOLDERS' EQUITY (Notes A, L and M)
    Special preferred stock - authorized 40,000,000 shares
       of $.01 par value; none issued                                                    --                 --
    Common stock - authorized 40,000,000 shares of $.10 par value;
       issued 17,445,146 in 1996 and 16,713,053 in 1995                             1,744,500          1,671,300
    Paid-in capital                                                                35,765,900         30,173,000
    Retained earnings                                                             130,965,100        133,851,400
    Unrealized foreign currency translation adjustment                               (780,700)          (765,200)
                                                                                -------------      -------------

       Total stockholders' equity                                                 167,694,800        164,930,500
                                                                                -------------      -------------

                                                                                $ 237,278,900      $ 188,011,900
                                                                                =============      =============




The accompanying notes are an integral part of these statements.

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,


                                                                     1996               1995              1994
                                                                     ----               ----              ----
Net sales                                                       $ 197,003,600      $ 187,776,900      $ 181,112,200

Cost of goods sold                                                157,278,400        146,907,300        132,185,700
                                                                -------------      -------------      -------------

       Gross profit                                                39,725,200         40,869,600         48,926,500

Selling, general and administrative expenses                       39,425,100         37,625,100         35,531,600
Unusual or non-recurring items (Note B)                                  --            8,000,000         (7,810,500)
                                                                -------------      -------------      -------------

       Operating profit (loss)                                        300,100         (4,755,500)        21,205,400

Other (income) expense
    Interest expense                                                1,345,900            578,300            551,900
    Interest and other income                                      (2,418,800)        (2,561,800)        (2,385,800)
                                                                -------------      -------------      -------------
                                                                   (1,072,900)        (1,983,500)        (1,833,900)
                                                                -------------      -------------      -------------

       Earnings (loss) before equity in net earnings
         (loss) of joint ventures, income taxes,
         minority interest and extraordinary item                   1,373,000         (2,772,000)        23,039,300

Equity in net earnings (loss) of joint ventures
  (Notes A, C and J)                                                2,298,700           (392,600)            91,400
                                                                -------------      -------------      -------------

       Earnings (loss) before income taxes,
         minority interest and extraordinary item                   3,671,700         (3,164,600)        23,130,700

Income taxes (benefit) (Notes A and I)
    Current                                                          (716,300)        (1,242,700)         2,375,700
    Deferred                                                          436,600            (38,100)           218,800
                                                                -------------      -------------      -------------
                                                                     (279,700)        (1,280,800)         2,594,500
                                                                -------------      -------------      -------------

       Earnings (loss) before minority interest
         and extraordinary item                                     3,951,400         (1,883,800)        20,536,200

Minority interest in net loss of subsidiary                              --                 --                1,200
                                                                -------------      -------------      -------------

       Earnings (loss) before extraordinary item                    3,951,400         (1,883,800)       (20,537,400)

Extraordinary item (Note R)                                        (3,500,000)              --                 --
                                                                -------------      -------------      -------------

       Net earnings (loss)                                      $     451,400      $  (1,883,800)     $  20,537,400
                                                                =============      =============      =============

Per share data (Notes A, L and R)
    Earnings (loss) per common share and common
      equivalent shares before effect of extraordinary item     $         .22      $        (.11)     $        1.17

       Extraordinary item                                                (.20)              --                 --
                                                                -------------      -------------      -------------

       Net earnings                                             $         .02      $        (.11)     $        1.17
                                                                =============      =============      =============

    Dividends per common share                                  $         .20      $         .20      $         .15
                                                                =============      =============      =============



The accompanying notes are an integral part of these statements.

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1996

                                                                                                        Unrealized
                                                                                                         foreign
                                                                                                        currency
                                               Common             Paid-in            Retained          translation
                                               stock              capital            earnings          adjustment
                                               -----              -------            --------          ----------
Balance at January 1, 1994                 $   1,578,100      $  24,633,300      $ 121,086,500      $    (710,700)

Net earnings                                        --                 --           20,537,400               --
Cash dividends - $.15 per share                     --                 --           (2,535,100)              --
Acquisition of additional
  20% interest in Durable
  Electrical Metal Factory,
  Ltd. ("Durable")                               100,000          7,900,000               --                 --
Purchase and retirement of
  397,400 shares of common stock                 (39,700)        (3,858,900)              --                 --
Exercise of stock options
  and warrants                                    35,000          1,645,800               --                 --
Tax benefit resulting from
  exercise of stock options                         --              328,500               --                 --
Unrealized foreign currency
  translation adjustment                            --                 --                 --              (75,200)
                                           -------------      -------------      -------------      -------------

Balance at December 31, 1994                   1,673,400         30,648,700        139,088,800           (785,900)

Net loss                                            --                 --           (1,883,800)              --
Cash dividends - $.20 per share                     --                 --           (3,353,600)              --
Purchase and retirement of
  139,600 shares of common stock                 (14,000)          (997,400)              --                 --
Exercise of stock options
  and warrants                                    11,900            414,400               --                 --
Tax benefit resulting from
  exercise of stock options                         --              242,800               --                 --
Cost of intercompany recapitalization               --             (135,500)              --                 --
Unrealized foreign currency
  translation adjustment                            --                 --                 --               20,700
                                           -------------      -------------      -------------      -------------

Balance at December 31, 1995                   1,671,300         30,173,000        133,851,400           (765,200)

Net earnings                                        --                 --              451,400               --
Cash dividends - $.20 per share                     --                 --           (3,337,700)              --
Purchase and retirement of
  463,000 shares of common stock                 (46,300)        (3,721,800)              --                 --
Exercise of stock options and warrants            44,700          2,531,500               --                 --
Tax benefit resulting from exercise
  of stock options                                  --              183,600               --                 --
Fair value of options to non-employees              --              617,000               --                 --
Issuance of 748,112 shares -
  acquisition of 50% of Salton/Maxim
  Housewares, Inc.                                74,800          5,982,600               --                 --
Unrealized foreign currency
  translation adjustment                            --                 --                 --              (15,500)
                                           -------------      -------------      -------------      -------------

Balance at December 31, 1996               $   1,744,500      $  35,765,900      $ 130,965,100      $    (780,700)
                                           =============      =============      =============      =============




The accompanying notes are an integral part of this statement.

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,


                                                                              1996            1995              1994
                                                                              ----            ----              ----
Cash flows from operating activities
    Net earnings (loss)                                                $    451,400      $ (1,883,800)     $ 20,537,400
    Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities
       Depreciation of property, plant and equipment                      6,377,900         6,218,300         5,378,500
       Amortization of intangible assets                                    613,400           561,100           440,100
       Loss on sale of other asset (Note B)                                    --           8,000,000              --
       Net change in allowance for losses on
          accounts receivable                                               (29,300)         (180,100)          (86,500)
       Consulting expense on non-employee stock options                      68,000              --                --
       Gain on sale of fixed asset (Note B)                                    --                --          (7,810,500)
       Amortization of deferred income                                     (598,100)         (598,100)         (598,100)
       Undistributed equity in (earnings) loss of joint ventures         (2,762,700)          392,600           (91,400)
       Increase (decrease) in minority interest                                --                --              (1,200)
       Changes in assets and liabilities
          Decrease (increase) in accounts and other receivables             149,600         2,316,100        (7,378,200)
          Decrease (increase) in inventories                                534,700        (4,735,200)       (7,120,900)
          Decrease (increase) in prepaid expenses                          (709,600)        5,836,900        (1,029,600)
          Increase (decrease) in accounts payable
            and accrued expenses                                          7,714,400         1,005,800        (1,845,600)
          Increase (decrease) in current and deferred income taxes       (1,405,300)       (1,829,300)        2,695,900
          Increase in other assets                                         (783,600)       (1,073,300)         (294,800)
          Decrease (increase) in other accounts                             (14,000)           20,700           (75,200)
                                                                       ------------      ------------      ------------

               Net cash provided by operating activities                  9,606,800        14,051,700         2,719,900

Cash flows from investing activities
    Proceeds from fixed asset sales                                            --             129,600         9,442,000
    Additions to property, plant and equipment                           (8,618,200)       (8,383,500)      (10,436,900)
    (Decrease) increase in short-term investments                              --           2,500,000        (2,500,000)
    Purchase of assets - LitterMaid(TM), Inc.                            (2,246,000)             --                --
    Purchase of assets - Bay Books and Tapes, Inc.                       (1,180,000)             --                --
    Investments in joint ventures                                        (7,745,400)             --                --
    Decrease (increase) in receivable accounts and
       notes from affiliates                                            (15,301,600)        2,068,900        (3,186,300)
                                                                       ------------      ------------      ------------

               Net cash (used in) investing activities                  (35,091,200)       (3,685,000)       (6,681,200)

Cash flows from financing activities
    Net borrowings under lines of credit                                 21,840,200          (697,800)       (2,255,700)
    Payments of long-term debt                                             (814,800)         (814,900)         (836,500)
    Exercises of stock options and warrants                               2,576,200           426,300         1,680,800
    Cash dividends paid                                                  (3,337,700)       (3,353,600)       (2,535,100)
    Purchases of common stock                                            (3,768,100)       (1,011,400)       (3,898,600)
    Cost of intercompany recapitalization                                      --            (135,500)             --
                                                                       ------------      ------------      ------------

               Net cash provided by (used in) financing activities       16,495,800        (5,586,900)       (7,845,100)
                                                                       ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents                         (8,988,600)        4,779,800       (11,806,400)

Cash and cash equivalents at beginning of year                           17,768,100        12,988,300        24,794,700
                                                                       ------------      ------------      ------------

Cash and cash equivalents at end of year                               $  8,779,500      $ 17,768,100      $ 12,988,300
                                                                       ============      ============      ============




                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        FOR THE YEARS ENDED DECEMBER 31,


                                                                                         1996           1995           1994
                                                                                         ----           ----           ----
                                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
    Interest                                                                       $  1,488,200     $  488,500     $  502,200
    Income taxes                                                                   $    548,400     $2,181,800     $1,927,300

Non-cash investing and financing activities:
    Common stock issued for additional investment in
      Durable (Note A)                                                             $       --       $     --       $8,000,000
    Tax benefit resulting from exercise of stock options                           $    183,600     $  242,800     $  328,500
    Valuation of non-employee stock options under SFAS 123
    (LitterMaid(TM) acquisition)                                                   $    549,000     $     --       $     --

    In 1996, the Company purchased a 50-percent interest in New M-Tech
      Corporation in exchange for $3,000,000 in cash and $7,000,000 in long-term promissory notes

    In 1996, the Company purchased a 50-percent interest in Salton/Maxim
      Housewares, Inc. in exchange for $3,254,300 in cash, 748,112 shares of Windmere common stock (valued at $6,057,000) and a $10,847,700 promissory note

    In 1996, the Company acquired the remaining 50-percent of its seasonal products joint venture for a nominal amount. In conjunction with the acquisition, the Company obtained the following assets and liabilities:

          Cash                                                                     $  1,102,300
          Accounts receivable                                                         1,124,200
          Inventory                                                                  10,305,100
          Prepaid and other assets                                                       74,600
          Less liabilities assumed                                                  (13,883,600)
                                                                                   ------------

          Goodwill                                                                 $  1,277,400
                                                                                   ============






The accompanying notes are an integral part of these statements.

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES

     Windmere - Durable Holdings, Inc. and Subsidiaries (the "Company") is principally engaged in the manufacture and sale of personal care, kitchen electric and seasonal products. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The Company reflects its investments in its 50%-owned joint ventures at cost plus its equity in undistributed net earnings.

     FOREIGN CURRENCY TRANSLATION

     Balance sheet accounts of the Company's foreign operations are translated at the exchange rate in effect at each year end and income statement accounts are translated at the average exchange rates prevailing during the year. Adjustments resulting from this translation process are accumulated in a separate component of stockholders' equity and are not included in the determination of net earnings. The Company's foreign manufacturing subsidiary utilizes the local currency as its functional currency, and the other foreign subsidiaries primarily utilize the U.S. dollar as their functional currency.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at December 31, 1996 include $5,251,000 held in foreign banks by the Company's Hong Kong and Canadian subsidiaries.




                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

                                             1996               1995
                                       --------------     --------------
         Raw materials                 $  13,824,300      $  16,327,900
         Work in process                  20,551,900         21,085,300
         Finished goods                   55,137,800         41,600,400
                                       --------------     --------------

                                       $  89,514,000      $  79,013,600
                                       ==============     ==============

     RECEIVABLES FROM AFFILIATES

     Receivables from affiliates include accounts receivable which arise in the ordinary course of business and are settled as trade obligations, as well as notes receivable due from certain of the Company's joint venture partners ("affiliates"). Notes receivable to these affiliates totaled $8,045,800 at December 31, 1996, are short-term and bear interest at prevailing market interest rates.

     PROPERTY, PLANT AND EQUIPMENT

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using accelerated and straight-line methods.

     INTANGIBLE ASSETS

     Intangible assets, consisting primarily of goodwill, are being amortized on a straight-line basis over periods ranging from 7-20 years. Intangible assets were $13,704,600 and $10,113,700 at December 31, 1996 and 1995,
     respectively, and the related accumulated amortization was $2,700,700 and $2,126,800, respectively.

     In December 1996, the Company acquired the remaining 50-percent of its seasonal products joint venture for a nominal amount. The total cost in excess of net assets acquired has resulted in goodwill of $1,277,400 and is being amortized over 7 years.

                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     INTANGIBLE ASSETS - CONTINUED

     On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the value and future benefits of the net income generated by the related subsidiaries to determine that no impairment has occurred.

     In March 1995, the Financial Accounting Standards Board issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement had no impact on the Company's results of operations or financial position upon adoption in January 1996.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and bank debt. At December 31, 1996, the fair value of these instruments approximates the carrying amount of these items.

     INCOME TAXES

     No provision has been made for U.S. taxes on undistributed earnings of foreign subsidiaries and joint ventures of approximately $108,000,000 at December 31, 1996, as it is anticipated that such earnings will be reinvested in their respective operations or in other foreign operations.

     Deferred taxes have been provided on temporary differences in reporting certain transactions for financial accounting and tax purposes.

     DEFERRED INCOME

     In 1992, the Company granted an exclusive license for the distribution of a product. Deferred income of $1,340,600 resulted from this transaction, which is being reported as other income on a straight-line basis over the five year license term.

     In 1988, the Company sold its Save-Way Beauty Supply stores for a gain of approximately $6,980,000, of which $3,300,000 was allocated to a ten-year covenant not to compete that is being amortized to other income on a straight-line basis.

                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     EARNINGS PER SHARE

     Earnings per share are based upon the weighted average number of common shares and common equivalent shares outstanding during each year, using the modified treasury stock method. The total number of such weighted average shares was 17,620,000 in 1996, 17,227,000 in 1995, and 17,589,000 in 1994.
     Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive.

     RECLASSIFICATIONS

     Certain prior year amounts within the accompanying financial statements have been reclassified for comparability.

NOTE B - UNUSUAL OR NON-RECURRING ITEMS

     In 1995, the Company incurred a non-recurring pre-tax loss of $8,000,000 on the sale of an other asset. This transaction reduced 1995 net earnings by $5,280,000, or $.31 per share, on an after-tax basis.

     In 1994, Durable sold 60,000 square feet of office space in Hong Kong, for $9,500,000. This transaction generated a non-recurring profit of $7,810,500, or approximately $.45 per share. No taxes were provided as the gain was not taxable.

NOTE C - INVESTMENTS IN JOINT VENTURES

     Investments in joint ventures consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in Salton/Maxim Housewares, Inc. ("Salton"), New M-Tech Corporation ("New M-Tech"), PX Distributors, Inc. ("PX"), Breakroom of Tennessee, Inc. and Anasazi Partners, L.P. ("Anasazi").

     In December 1996, the Company acquired the remaining 50-percent of its seasonal products joint venture for a nominal amount. The assets and liabilities of the joint venture are included in the consolidated financial statements of the Company and have been excluded from the summarized financial information below for 1996.



                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE C - INVESTMENTS IN JOINT VENTURES - Continued

     Summarized financial information of the unconsolidated companies is as follows:


                                                              1996                  1995
                                                         -------------         --------------
         Current assets                                  $  85,536,000         $    9,657,400
         Non-current assets                                 32,524,000                 35,100
                                                         -------------         --------------

         Total assets                                    $ 118,060,000         $    9,692,500
                                                         =============         ==============

         Current liabilities                             $  65,991,000         $   11,317,100
         Non-current liabilities                               889,000                  --
                                                         -------------         --------------

         Total liabilities                               $  66,880,000         $   11,317,100
                                                         =============         ==============

         Sales                                           $ 162,368,000         $   30,171,600
                                                         =============         ==============

         Gross profit                                    $  34,312,000         $    2,346,000
                                                         =============         ==============

         Net earnings (loss)                             $   5,552,000         $     (785,200)
                                                         =============         ==============




     All sales made by joint ventures, other than sales of $935,000 by Salton to the Company in 1996, were to entities other than members of the consolidated group. Included in the Company's sales are sales made to joint ventures of approximately $17,855,400 in 1996, including $8,537,000 to Salton, and $7,485,300 in 1995.

     Certain of the Company's joint venture investments at December 31, 1996 and 1995, had negative values of approximately $375,000 and $800,000, respectively, which deficits have been classified as a reduction in receivables from affiliates.

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE D - PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

                                                         Useful Lives                 1996                1995
                                                        -------------           ---------------    ----------------
         Building                                       15 - 50 years           $     6,315,400    $      4,493,100
         Building improvements                           8 - 31 years                 2,220,200             589,700
         Computer equipment                               3 - 5 years                 5,173,300           4,697,600
         Furniture and equipment                          3 - 8 years                54,853,600          55,197,000
         Leasehold improvements                               8 years                 8,443,700           3,283,300
         Land and land improvements                     15 - 31 years                 2,660,100           2,650,600
                                                  (Improvements only)           ---------------    ----------------
                                                                                     79,666,300          70,911,300
         Less accumulated depreciation
           and amortization                                                          46,906,500          40,426,600
                                                                                ---------------    ----------------

                                                                                $    32,759,800    $     30,484,700
                                                                                ===============    ================

NOTE E - NOTES AND ACCEPTANCES PAYABLE

     The Company's foreign subsidiaries (the "subsidiaries") have $6,400,000 in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At December 31, 1996, the subsidiaries were utilizing, including letters of credit, approximately $2,496,300 of these credit lines. These subsidiaries also have available an additional $5,000,000 line of credit which is supported by a domestic standby letter of credit. As of December 31, 1996, $3,232,000 was being utilized under this facility.

     The Company has a $30,000,000 line of credit from a domestic bank, which is secured by domestic accounts receivable and inventory. At December 31, 1996, there was $18,000,000 outstanding under this credit line.

NOTE F - ACCRUED EXPENSES

     Accrued expenses are summarized as follows:


                                                                                      1996               1995
                                                                                ---------------    ----------------
         Advertising allowances                                                 $     1,075,600    $        971,400
         Salaries and bonuses                                                         1,879,300           1,611,100
         Volume rebates                                                               1,325,600           1,022,700
         Extraordinary litigation settlement                                          5,300,000                --
         Other                                                                        4,648,200           4,522,600
                                                                                ---------------    ----------------
                                                                                $    14,228,700    $      8,127,800
                                                                                ===============    ================

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE G - LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                                      1996               1995
                                                                                ---------------    ----------------
         Note payable to Salton (Note J)                                        $    10,847,700    $           --
         Notes payable to New M-Tech
           Corporation (Note J)                                                       7,000,000                --
         Industrial development revenue bonds                                         2,851,800           3,666,600
                                                                                ---------------    ----------------
                                                                                     20,699,500           3,666,600

         Less current maturities                                                        814,800             814,800
                                                                                ---------------    ----------------

         Total long-term debt                                                   $    19,884,700    $      2,851,800
                                                                                ===============    ================


     In 1985, the Company received proceeds of $7,500,000 from the issuance of tax-exempt industrial development revenue bonds. The bonds are being paid off in equal quarterly principal payments of $203,700 through May 2000. At December 31, 1996, the interest rate on the bonds was 6.5-percent. The bonds include certain covenants which provide, among other things, restrictions relating to the maintenance of minimum levels of working capital, net worth and other financial ratios.

NOTE H - EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan for its employees to which the Company makes discretionary contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the three years ended December 31, 1996 were not significant.

     The Company does not provide any health or other benefits to retirees.

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE I - INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                      1996           1995               1994
                                 -----------      -----------      -----------
     Current
         Federal                 $  (748,200)     $(1,392,300)     $ 2,156,000
         Foreign                      (2,100)         183,800           72,900
         State                        34,000          (34,200)         146,800
                                 -----------      -----------      -----------
                                    (716,300)      (1,242,700)       2,375,700

     Deferred                        436,600          (38,100)         218,800
                                 -----------      -----------      -----------

                                 $  (279,700)     $(1,280,800)     $ 2,594,500
                                 ===========      ===========      ===========



     The analysis of the deferred income tax provision (benefit) representing the tax effects of temporary differences between tax and financial reporting is as follows:


                                         1996           1995           1994
                                      ---------      ---------      ---------
Intercompany profit in inventory      $  (2,700)     $ (72,500)     $    --
Differences in timing between
  financial and tax reporting           145,700         49,300         15,000
Utilization of net operating loss
  carryforward                          356,200        220,100        413,500
Deferred income                         224,300        224,300         55,300
Depreciation and amortization          (246,900)      (303,800)      (248,900)
Other                                   (40,000)      (155,500)       (16,100)
                                      ---------      ---------      ---------
                                      $ 436,600      $ (38,100)     $ 218,800
                                      =========      =========      =========


     The United States and foreign components of earnings (loss) before income taxes are as follows:

                                 1996             1995              1994
                            ------------      ------------      ------------
United States               $ (2,253,800)     $ (8,056,300)     $  7,449,500
Foreign                        5,925,500         4,891,700        15,681,200
                            ------------      ------------      ------------

                            $  3,671,700      $ (3,164,600)     $ 23,130,700
                            ============      ============      ============


                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE I - INCOME TAXES - Continued

     The differences between the statutory rates and the tax rates computed on pre-tax profits are as follows:

                                                  1996      1995       1994
                                                  ----      ----       ----
                                                   %          %          %
                                                  ----      ----       ----
Tax expense (benefit) at statutory rates         34.0%     (34.0)%     34.0%
State taxes, net of federal tax benefit            .6        (.7)        .4
Foreign (income) loss not subject to tax         (6.4)       2.6      (15.9)
Provision for prior years' Hong Kong
  income taxes                                    (.6)      12.3       (5.9)
Net tax rate differential on undistributed
  foreign earnings                              (17.3)     (25.6)      (2.0)
Equity in joint venture earnings not
  subject to U.S. tax or already taxed          (25.7)      (4.2)        .1
Effect of gross up of foreign taxes,
  net of foreign tax credit                      (4.0)      (4.1)       --
Federal withholding taxes                         6.7        7.8        --
Other                                             5.1        5.4         .5
                                                 ----       ----       ----

                                                 (7.6)%    (40.5)%     11.2%
                                                 ====       ====       ====



     In the third quarter of 1995, the Company reached an agreement with the Hong Kong Inland Revenue Department concerning the taxes assessed against the Company's consolidated Hong Kong subsidiaries through 1991. The assessment, including interest charges and net of U.S. foreign tax credits, approximated $1,400,000. The Company made a provision in its 1995 second quarter of $400,000 or $.02 per share, to increase its contingency reserve to the settlement amount. Security deposits of approximately $3,000,000 were refunded to the Company during the fourth quarter of 1995. Hong Kong tax returns for the fiscal years 1992 through 1995 have been audited and accepted as filed.

     The Internal Revenue Service has completed its field work in its examination of the Company's 1992 tax return. To date, no adjustments have been proposed. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

     The Company's future income tax benefits at December 31, 1996, arise from Durable's and the Company's Canadian subsidiary's net operating loss carryforwards. Valuation allowances have not been recorded limiting such benefits based on management's current estimate that future profits will be sufficient to realize these benefits.

                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE I - INCOME TAXES - Continued

     The primary components of future income tax benefits at December 31, 1996 are as follows:

              Net operating loss carryforwards                       $  1,782,100
              Depreciation and amortization                            (1,577,600)
              Deferred income                                             289,100
              Differences in timing between financial
                and tax reporting                                       1,969,500
              Extraordinary litigation settlement                       1,800,000
              Other                                                       174,500
                                                                     ------------
                                                                        4,437,600
              Less amount included in other assets                      1,205,800
                                                                     ------------

                                                                     $  3,231,800
                                                                     ============



     The tax benefits resulting from the exercise of stock options have been recorded as additions to paid-in capital in the amounts of $183,600 and $242,800 in 1996 and 1995, respectively.

NOTE J - ACQUISITIONS

     PX DISTRIBUTORS, INC.

     In December 1995, the Company purchased, for a nominal amount, a 50-percent interest in PX Distributors, Inc., a distributor of home automation/security devices. The Company and the other owners have agreed to lend PX certain amounts from time to time to meet working capital requirements. Loans made by the Company bear interest at the prime rate, are payable upon PX achieving sufficient cash flow and are secured by the assets of PX.

     SALTON/MAXIM HOUSEWARES, INC.

     In February 1996, the Company entered into a stock purchase agreement with Salton providing for the issuance and sale by Salton to the Company of 6,508,572 shares of its common stock, representing 50-percent of Salton's outstanding common stock after issuance.

     On July 11, 1996, Windmere completed its acquisition of 50-percent of Salton. The Company received 6,508,572 shares of Salton common stock (market value at date of acquisition of approximately $36.2 million) in exchange for a cash payment of $3,254,300, a $10,847,700 promissory note and 748,112 shares of Windmere stock (market value at date of agreement of approximately $6,057,000). The total cost in excess of net assets acquired is not deemed to be material.

                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE J - ACQUISITIONS - Continued

     In addition, the Company received an option to purchase 453,000 shares of Salton common stock at an exercise price of $4.53 per share. The option becomes exercisable only if and to the extent that options to purchase shares of Salton common stock outstanding at the date of the stock purchase agreement are exercised.

     The $10,847,700 promissory note bears interest at a rate of 8-percent per annum, payable quarterly, and matures in July 2001. The note is subordinated to the Company's current and future indebtedness to its senior lender and is collateralized by certain of the Company's domestic assets.

     LITTERMAID(TM)

     In 1996, the Company purchased certain assets and marketing rights, including patents, for the LitterMaid(TM), computerized, infrared, automatic self-cleaning cat litter box. The purchase price of the assets included $2,200,000 in cash and options to purchase 150,000 shares of the Company's common stock. The total fair value of the options as determined under SFAS 123, is $549,000 and has been included in the cost of the assets acquired (Note L).

     NEW M-TECH CORPORATION

     In April 1996, the Company acquired a 50-percent interest in New M-Tech Corporation, a consumer electronics company for $10,000,000. Payment consisted of $3,000,000 in cash and $7,000,000 in unsecured promissory notes. The promissory notes bear interest at 8% per annum and consist of a $3,000,000 promissory note maturing in 1998, and two $2,000,000 promissory notes maturing in 2001, one of which is convertible into shares of the Company's common stock at a price of $15 per share. Conversion may occur at any time during the term of the convertible promissory note, and may be required under certain circumstances. The notes are subordinated to the Company's current and future indebtedness to its senior lender. The total cost in excess of net assets acquired of $5,300,000 has resulted in goodwill and is being amortized over 20 years on a straight-line basis.

     BREAKROOM OF TENNESSEE, INC.

     In May 1996, the Company agreed to contribute and/or purchase inventory valued at $250,000 in exchange for a 50-percent interest in Breakroom of Tennessee, Inc., a joint venture formed to market and distribute office products. The Company's investment as of December 31, 1996 consists of $240,390 in inventory purchased on behalf of the joint venture.

                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE J - ACQUISITIONS - Continued

     BAY BOOKS & TAPES, INC.

     In June 1996, the Company acquired the assets of the books and video publishing division of KQED, Inc., consisting mostly of inventory, for $1,180,000 in cash. Bay Books & Tapes, Inc. publishes public television companion books and videos.

     ANASAZI PARTNERS, L.P.

     In June 1996, the Company entered into an agreement to acquire a 50-percent interest in an investment partnership for $1,250,000. Payments as of December 31, 1996, include a $1,250,000 capital contribution to the partnership and loans totaling $1,250,000 to the partnership's other equity partner. Such loans bear interest at a rate of 8-percent per annum, are unsecured and are payable upon demand.

     The partnership's investments include privately traded securities whose values have been estimated by the General Partner in the absence of readily ascertainable market values. Fair value for these securities is considered to be cost which may differ significantly from the values that would have been used had a ready market for the securities existed.

     PRO-FORMA

     The results of operations on a pro-forma basis as though Salton and New M-Tech had been acquired as of the beginning of the years ended December 31, 1996 and 1995 are as follows: (In Thousands except per share amounts)

                                                                Year Ended December 31,
                                                                -----------------------
                                                                     1996        1995
                                                                     ----        ----
     Equity in net earnings (loss) of joint ventures               $ 2,152     $  (905)
     Net income (loss)                                             $  (306)    $(2,482)
     Earnings (loss) per common and common
       equivalent share                                            $  (.02)    $  (.14)


               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE K - COMMITMENTS AND CONTINGENCIES

     LITIGATION

     In April 1994, Kabushiki Kaisha Izumi Seiki Seisakusho, a Japanese corporation ("Izumi"), filed an action against the Company, David M. Friedson, the President and Chief Executive Officer of the Company, U.S. Philips Corporation, North American Philips Corporation and N.V. Philips Gloellampenfabrieken (together, "Philips"). This action concerns the 1992 settlement (the "Philips Settlement") of certain claims, primarily a Federal antitrust claim, made by the Company against Philips, which resulted in an $89,644,257 judgment in favor of the Company. Pursuant to the Philips Settlement, Philips paid the Company $57,000,000 in May 1992. As part of the Philips Settlement, the Company and Philips agreed that the Company's money judgment against Philips in connection with such antitrust litigation would be vacated. Izumi is claiming, among other things, that the Philips Settlement, including the agreement with Philips to cooperate to vacate the related judgment in favor of the Company, constitutes a breach by the Company of a customary indemnification agreement between Izumi (as seller of goods) and the Company (as buyer of goods) dated February 20, 1984. This indemnification agreement covered certain claims against the Company and was entered into more than eight months prior to the commencement of the Philips litigation in connection with the routine purchase by the Company of goods from Izumi. Izumi advanced certain legal fees and costs to the Company in connection with the Philips litigation. Izumi is further claiming that it is entitled to recover from the Company an unspecified portion of the Philips Settlement, punitive damages and reimbursement of litigation and other related costs and expenses. A pre-answer motion by the Company resulted in the dismissal of some of Izumi's claims, and the Company answered the remaining claims. A mediation was held on February 27, 1997 to consider settlement of the case. On March 27, 1997, after evaluating the potential costs of continuing litigation, the Company paid $4,500,000 to settle the dispute.






                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE K - COMMITMENTS AND CONTINGENCIES - Continued

     LITIGATION - Continued

     The Company, its 50-percent owned joint venture partners Salton/Maxim Housewares, Inc. and New M-Tech Corporation, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's Complaint against the Company, White Consolidated, on November 14, 1996, filed a Complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, While Consolidated is defending and indemnifying Salton/Maxim and NewTech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On January 29, 1997, on joint motion of the parties, the court issued an order staying future proceedings for sixty (60) days in order to give the parties an opportunity to pursue settlement discussions.

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

     EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with several of its executive officers for periods ranging from two to five years. The agreements provide the employees with an option to terminate their agreements and receive lump sum payments of up to five years compensation if there is a change in control of the Company.


                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE K - COMMITMENTS AND CONTINGENCIES - Continued

     OTHER

     In April 1994, the Company purchased from Ourimbah Investment, Limited ("Ourimbah") the remaining 20% of the issued and outstanding capital stock of Durable (the "Purchased Shares") which had not, prior to such purchase, been owned, directly or indirectly, by the Company. In connection with such purchase, the Company agreed to make an additional payment to Ourimbah for the Purchased Shares upon the occurrence of a change of control of the Company on or before July 1, 1999. Any such additional payment will be in an amount with respect to each Purchased Share equal to the greater of (i) the same multiple of earnings per share of Durable as the highest multiple of earnings per share paid for the shares of common stock of the Company received in connection with such change of control or (ii) the same multiple of net asset value per share of Durable as the highest multiple of price per net asset value per share paid for the shares of common stock of the Company received in connection with such change of control. For purposes of determining whether any such additional payment is required, a change of control will be deemed to have occurred upon (i) the acquisition by any person of 50% or more of the then outstanding shares of common stock of the Company, (ii) a change in the majority of the members of the Company's board of directors who are serving as of the date of the purchase agreement or (iii) the approval by the Company's shareholders of (A) a reorganization, merger or consolidation in which the shareholders of the Company prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power of the Company following such transaction, (B) a liquidation of dissolution of the Company or (C) a sale of all or substantially all of the Company's assets. No change of control will be deemed to have occurred in connection with any transaction approved by a majority of the members of the board of directors.

NOTE L - STOCKHOLDERS' EQUITY

     STOCK OPTIONS

     The Company's 1982 and 1992 Employees' Incentive Stock Option Plans provide for granting of options of not more than 1,200,000 shares and 500,000 shares, respectively, of common stock. Options granted under the plans are exercisable in equal annual installments during a five or six year period beginning one year after the date the option is granted.



                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE L - STOCKHOLDERS' EQUITY - Continued

     The Company has also granted stock options which are classified as non-qualified, and which are not included in the 1982 or 1992 Employees' Incentive Stock Option Plans. Prior to December 31, 1995, the Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing January 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

     The exercise price of all options granted by the Company equals the market price at the date of grant. No compensation expense has been recognized.

     During 1996, the Company issued options to purchase 97,500 shares of common stock to non-employee sales representatives. These sales representatives included Top Sales and TJK (Note P) which received options to purchase 25,000 shares. The options were issued with an exercise price that was equal to the market price on the date of the grant. The total fair value of the options, as determined under SFAS 123, was $357,000 which is to be amortized over the vesting period of the options. For 1996, the Company expensed $68,000 associated with these options.

     In connection with the purchase of certain assets of LitterMaid(TM), the Company issued options for the purchase of 150,000 shares of common stock. The total fair value of the options, as determined under SFAS 123, was $549,000 and has been included in the cost of purchasing the assets.

     Had compensation cost for the Employees' Incentive Stock Option Plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below. Disclosure of such amounts is not required for the fiscal year ended December 31, 1994 and accordingly is not presented below.

                                                      1996              1995
                                                -------------      -------------
Net income (loss)
    As reported                                 $     451,400      $  (1,883,800)
    Pro forma                                   $  (2,846,351)     $  (1,935,700)

Primary earnings (loss) per share
    As reported                                 $         .02      $        (.11)
    Pro forma                                   $        (.17)     $        (.11)



                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE L - STOCKHOLDERS' EQUITY - Continued

     The above pro forma disclosures may not be representative of the effects on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0.0 percent for all years; expected volatility of 43.97 percent and
     42.20 percent; risk-free interest rates of 5.56 percent and 5.34 percent; and expected holding periods of 6.34 and 4.06 years.

     A summary of the status of the Company's fixed stock options as of December 31, 1996 and 1995, and changes during the years ending on those dates is as follows:

                                                           1996                           1995
                                               ---------------------------   -------------------------
                                                             Weighted -                    Weighted -
                                               Shares        Average         Shares        Average
                                               (000)       Exercise Price    (000)      Exercise Price
                                               -----       ---------------   -----      --------------

     Outstanding at
       beginning of year                        1,866      $     5.95         1,967      $       5.85
     Granted                                    1,758            7.89           106              7.77
     Exercised                                   (221)           4.20          (112)             3.52
     Expired                                      --              --            (20)            17.38
     Forfeited                                    (34)           6.16           (75)             6.47
                                               ------                        ------

     Outstanding at
       end of year                              3,369            7.03         1,866              5.95
                                               ======                        ======

     Options exercisable at
       end of year                              1,563                         1,270
     Weighted-average fair value
       of options granted during
       the year                                $ 4.04                        $ 3.14





                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE L - STOCKHOLDERS' EQUITY - Continued

     The following information applies to options outstanding at December 31, 1996.


                                                Options Outstanding                        Options Exercisable
                                ------------------------------------------------   -----------------------------
                                                Weighted -
                                                 Average           Weighted -                      Weighted -
           Range of               Shares        Remaining           Average           Shares         Average
       Exercise Prices             (000)     Contractual Life     Exercise Price       (000)      Exercise Price
       -----------------           -----     ----------------     --------------       -----      --------------
       $ 2.875 - $ 3.693             361           3.56             $ 3.25               361        $ 3.12
       $ 4.500 - $ 6.375             145          11.13               5.81               124          4.90
       $ 7.000 - $10.375           2,784          14.96               7.50             1,064          7.18
       $10.875 - $14.500              79           7.36              13.00                14         10.88
                                   -----                                               -----
       $ 2.875 - $14.500           3,369          13.39               7.03             1,563          6.10
                                   =====                                               =====


     WARRANTS

     As part of a lawsuit settlement, warrants to purchase 750,423 shares of the Company's common stock have been issued. The warrants have an exercise price of $7.50 per share and are exercisable through January 19, 1998. At December 31, 1996, 432,997 warrants have been exercised.

     COMMON STOCK PURCHASE RIGHTS PLAN

     In March 1995, the Company implemented a Common Stock Purchase Rights Plan and distributed one Right for each share of the Company's common stock outstanding. The Rights are not exercisable or transferable, apart from the Company's common stock, until after a person or group acquires, or has the right to acquire, beneficial ownership of 15 percent or more of the Company's common stock (which threshold may, under certain circumstances, be reduced to 10 percent) or announces a tender or exchange offer to acquire such percentage of the Company's common stock. Each Right entitles the holder to purchase one quarter of one share of common stock at an exercise price of $25.00 per full share and contains provisions that entitle the holder in the event of specific transactions, to purchase common stock of the Company or any acquiring or surviving entity at one-half of market price as determined under the terms of the Rights Agreement. The Rights will expire in March 2005, unless previously exercised or redeemed at the option of the Company for $.00001 per Right.



                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE L - STOCKHOLDERS' EQUITY - Continued

     STOCK PURCHASE PROGRAM

     The $3.8 million purchase in 1996 of 463,000 shares of the Company's common stock completed the Company's purchase of 1,000,000 shares of its common stock under the 1994 stock purchase program. In 1996, the Company's Board of Directors authorized a new stock purchase program, whereby, the Company can purchase up to 10-percent of its outstanding shares (approximately 1.6 million shares). No shares have been purchased under the new program.

NOTE M - SPECIAL PREFERRED STOCK

     During 1986, the Company was authorized to issue 40,000,000 shares of $.01 par value special preferred stock purchase rights for each share of common stock, par value $.10 per share. These rights entitled the holder to purchase one share of special preferred stock at a price of $.01 under certain conditions in connection with preserving for the Company and its stockholders the benefits of any recovery in the Company's lawsuit with North American Philips Corporation, et al. In 1992, these conditions ceased to apply, therefore, the special preferred stock rights remain outstanding but have no continuing application.

NOTE N - GEOGRAPHIC AREA INFORMATION

                                                        1996                1995               1994
                                                    -------------      -------------      -------------
Revenues
   United States operations                         $ 127,093,600      $ 126,959,000      $ 136,500,000
   International operations
      Sales to unaffiliated customers                  69,910,000         60,817,900         44,612,200
      Transfers between geographical
        areas                                          82,809,500         83,517,400         85,070,700
   Eliminations                                       (82,809,500)       (83,517,400)       (85,070,700)
                                                    -------------      -------------      -------------

                                                    $ 197,003,600      $ 187,776,900      $ 181,112,200
                                                    =============      =============      =============


                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994



NOTE N - GEOGRAPHIC AREA INFORMATION - Continued

                                                       1996               1995               1994
                                                       ----               ----               ----
OPERATING PROFIT
   United States operations                      $  (3,831,000)     $  (7,774,000)     $   5,799,000
   International operations                          5,020,100          1,854,500         15,853,400
   Eliminations                                       (889,000)         1,164,000           (447,000)
                                                 -------------      -------------      -------------

      Operating profit (loss)                          300,100         (4,755,500)        21,205,400

   Equity in net earnings (loss)
     of joint ventures                               2,298,700           (392,600)            91,400
   Interest expense                                 (1,345,900)          (578,300)          (551,900)
   Interest and other income                         2,418,800          2,561,800          2,385,800
                                                 -------------      -------------      -------------

      Consolidated earnings (loss)
        before income taxes,
        minority interest and
        extraordinary item                       $   3,671,700      $  (3,164,600)     $  23,130,700
                                                 =============      =============      =============

IDENTIFIABLE ASSETS
   United States operations                      $ 178,703,900      $ 101,555,700      $ 112,339,500
   International operations                        159,785,100        145,714,800        123,670,900
   Eliminations                                   (103,010,100)       (59,258,600)       (38,886,400)
                                                 -------------      -------------      -------------

      Consolidated assets                        $ 235,478,900      $ 188,011,900      $ 197,124,000
                                                 =============      =============      =============


     Transfers between geographic areas are billed at negotiated prices. In 1995, the United States operations' operating profit includes an $8,000,000 loss on the sale of an other asset. In 1994, the international operations' operating profit includes a $7,810,500 gain on the sale of Hong Kong office space. All United States revenues are derived from sales to unaffiliated customers. Included in domestic revenues and operating profit are certain sales derived from direct product shipments from Hong Kong to customers located in the United States.

     International operations are conducted in Canada, Hong Kong, Europe and the People's Republic of China.

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE O - CONCENTRATION OF CREDIT AND OTHER RISKS

     The Company sells on credit terms to a majority of its customers, most of which are U.S. and Canadian retailers and distributors located throughout those countries.

     A kitchen electric appliance distributor and a national retail beauty supply chain accounted for 10.9% and 10.3%, respectively, of 1996 sales. In 1995, Wal-Mart Stores, Inc. and a kitchen electric appliance distributor accounted for 13.1% and 11.4%, respectively, of the Company's sales.

     The Company's allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact upon the Company's earnings.

     The Company produces the vast majority of its products in its facilities in the People's Republic of China ("PRC"). The Company is subject to the risk that political or economic upheaval in the PRC could cause production disruptions and/or increases to its costs, although no such events have occurred in over five years. Presently, products imported into the U.S. from the PRC are subject to favorable duty rates based on the "Most Favored Nation" status of the PRC ("MFN Status"). MFN Status is renewed on an annual basis by the President and Congress. If political or economic instability in the PRC develops or if higher duties were applied to imports into the U.S., the Company could experience a material adverse impact on its revenues and earnings.

NOTE P - RELATED PARTY TRANSACTIONS

     The Company has used the services of Top Sales Company, Inc. ("Top Sales"), an independent sales representative, since 1978. A member of the Company's Board of Directors is the sole shareholder and Chief Executive Officer of Top Sales. The Company made commission payments to Top Sales of $693,300, $556,400 and $719,600 in 1996, 1995 and 1994, respectively. In 1996, the
     President of TJK Sales Inc. ("TJK"), an independent sales representative, became a member of the Company's Board of Directors. Commission payments to TJK totaled $469,000 in 1996.

     Included in other assets, are a series of personal loans made by the Company to the President and Chief Executive Officer. The loans, which total $959,000 at December 31, 1996, bear interest at prevailing market rates and mature in 2001.


                                                                     (continued)

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994


NOTE P - RELATED PARTY TRANSACTIONS - Continued

     In 1986, the Company made a non-interest bearing loan of $78,000 to a director of the Company. The entire amount of such loan was outstanding at December 31, 1996.

     The Company loaned $300,000 to Lion Redcliff Import and Export, Ltd., which is 50-percent owned by an entity whose President is also a Director of the Company. Pursuant to the note, periodic principal payments are made by the debtor. The remaining obligation of $253,100 at December 31, 1996, bears interest at the prime rate.

NOTE Q - FABERWARE LICENSE

     In the fourth quarter of 1996, the Company entered into a license agreement, pursuant to which, it holds the exclusive world-wide rights to use the Faberware name on a broad range of small electric products. Under the Company's marketing cooperation agreement with Salton, Salton is to be the exclusive distributor of the Faberware products. The license agreement expires December 31, 2095 and calls for quarterly royalty payments of 10-percent of net sales as defined in the agreement.

NOTE R - EXTRAORDINARY ITEM

     On March 27, 1997, the Company paid $4,500,000 to settle the lawsuit filed in April 1994 by Izumi relating to the Phillips settlement in 1992 (Note
     K). An accrual of $5,300,000, including $800,000 in estimated legal expenses has been recorded as of December 31, 1996. The transaction resulted in an after tax charge of $3,500,000 and has been recorded as an extraordinary item, to correspond with the extraordinary gain recorded from the settlement in 1992.

NOTE S - SUBSEQUENT EVENT

     In January 1997, the Company through its 50-percent interests in Salton and New M-Tech entered into supply contracts with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name licensed to Salton and New M-Tech. Under the terms of the contract, Salton and New M-Tech will supply Kmart, either through the Company or other manufacturers, with a broad range of small electrical appliances, consumer electronics and telephone products under the White-Westinghouse brand name. Kmart will be the exclusive discount department store to market these White-Westinghouse products.

               WINDMERE - DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                           SUPPLEMENTAL FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results for the years 1996 and 1995 are set forth in the following tabulation. (In Thousands)

                                                          Net          Earnings
                                            Gross       Earnings        (Loss)
                               Sales        Profit       (Loss)       Per Share
                             --------     --------     ---------     ----------
1996
----
First quarter                $ 40,440     $  8,603     $    296      $     .02
Second quarter                 39,503        8,349         (442)          (.03)
Third quarter                  56,181       10,415        1,701            .10
Fourth quarter                 60,880       12,358       (1,104)          (.06)
                             --------     --------     --------      ---------
    Total                    $197,004     $ 39,725     $    451      $     .03 *
                             ========     ========     ========      =========

1995
----
First quarter                $ 37,930     $  9,136     $    305      $     .02
Second quarter                 42,102        9,074          936            .05
Third quarter                  52,681       11,221          872            .05
Fourth quarter                 55,064       11,439       (3,997)**        (.23)
                             --------     --------     --------      ---------
    Total                    $187,777     $ 40,870     $ (1,884)     $    (.11)
                             ========     ========     ========      =========

* Differs by $.01 from earnings per share for the year-ended 1996, due to the effect of the change in common shares and common equivalent shares outstanding from quarter to quarter. Includes an after tax extraordinary charge for the settlement of the Izumi case of $3,500,000 or $.20 per share.
** Includes an after-tax non-recurring loss on the sale of an ozther asset of $5,280,000, or $.31 per share.

QUARTERLY STOCK QUOTATIONS AND DIVIDENDS PER SHARE

The Company's common stock is traded on the New York Stock Exchange under the symbol WND. High and low market prices and dividends paid per share in 1996 and 1995, by quarters, are as follows:

                                              Market Price
                                          --------------------           Cash
                                          High           Low           Dividends
                                          ----           ---           ---------
         1996
         ----
         Fourth quarter                   16-3/4        12-5/8          $   .05
         Third quarter                    15-3/8        11-1/4              .05
         Second quarter                   14-3/4         9-5/8              .05
         First quarter                    11             6-7/8              .05
                                                                        -------
                                                                        $   .20
                                                                        =======

         1995
         ----
         Fourth quarter                    7-3/8         6              $   .05
         Third quarter                     8-1/4         7-1/4              .05
         Second quarter                    9             7-5/8              .05
         First quarter                     9-3/4         7-5/8              .05
                                                                        -------
                                                                        $   .20
                                                                        =======

The approximate number of holders of common stock of the Company, as of December 31, 1996, was 1,400. This number does not include any adjustment for stockholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 4,300 stockholders.