Form 10-K/A
period 1996-12-31
WINDMERE DURABLE HOLDINGS INC
filed 1997-04-08
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

10.54 Amendment Agreement No. 1 to the Credit Agreement (October 11, 1996) dated January 31, 1997. Previously filed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(13) Annual Report to Security Holders for the year ended December 31, 1996. Previously filed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(21) Subsidiaries of the Registrant. Previously filed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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


Miami, Florida
April 7, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WINDMERE-DURABLE HOLDINGS, INC.
                                  (Registrant)

BY:  /s/ Harry D. Schulman                DATE:       4-7-97
    ---------------------------------           ------------------------
    Harry D. Schulman
    Senior Vice President-Finance and
    Administration and Chief Financial
    Officer