Form 10-Q
period 1997-03-31
WINDMERE DURABLE HOLDINGS INC
filed 1997-05-13
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                 SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended     MARCH 31, 1997
                                                --------------
                                       OR

   ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from          to
                                            ---------   ----------

                    Commission File Number       1-10177
                                           ---------------------

                       WINDMERE-DURABLE HOLDINGS, INC.
                       -------------------------------
           (Exact name of registrant as specified in its charter)


                FLORIDA                                59-1028301
   -------------------------------      --------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)


     5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA             33014
    ----------------------------------------------           -------
      (Address of principal executive offices)              (Zip Code)

                               (305) 362-2611
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 he preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to requirement
    for the past 90 days.  Yes  X     No
                               ----   ----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         Number of Shares Outstanding
           Class                               on April 30, 1997
          -------                       ----------------------------

    Common Stock, $.10 Par Value                  17,491,962

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                                     INDEX



PART I.  FINANCIAL INFORMATION
     Item 1.   Consolidated Statements of Earnings for the            3
     ------    Three Months Ended March 31, 1997 and 1996

               Consolidated Balance Sheets as of                      4-5
               March 31, 1997, December 31, 1996
               and March 31, 1996

               Consolidated Statements of Cash Flows                  6-7
               for the Three Months Ended March 31, 1997
               and 1996

               Notes to Consolidated Financial Statements             8-10

     Item 2.   Management's Discussion and Analysis of                11-13
     ------    Financial Condition and Results of
               Operations


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                      14
     ------

     Item 6.   Exhibits and Reports on Form 8-K                       14
     ------
                                                                      15
SIGNATURES

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

              WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                 (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                                                           Three Months Ended March 31,

                                                                    1997                                    1996
                                                                    ----                                    ----
Sales and Other Revenues                                    $ 51,412      100.0%                    $ 40,440      100.0%
Cost of Goods Sold                                            40,593       79.0                       31,837       78.7
                                                            --------      -----                     --------      -----
  Gross Profit                                                10,819       21.0                        8,603       21.3

Selling, General and
 Administrative Expenses                                       9,697       18.9                        8,050       20.0
                                                            --------      -----                     --------      -----

  Operating Profit                                             1,122        2.1                          553        1.3

Other (Income) Expense
 Interest Expense                                                624        1.2                          133         .3
 Interest and Other Income                                      (477)       (.9)                        (475)      (1.2)
                                                            --------      -----                     --------      -----
                                                                 147         .3                         (342)       (.9)
                                                            --------      -----                     --------      -----

Earnings Before Equity in Net
 Loss of Joint Ventures
 and Income Taxes                                                975        1.8                          895        2.2

Equity in Net Loss
 of Joint Ventures                                              (490)       (.9)                        (225)       (.5)
                                                            --------      -----                     --------      ------


Earnings Before Income Taxes                                     485         .9                          670        1.7

Income Taxes
 Current                                                      (1,996)      (3.9)                         (98)       (.2)
 Deferred                                                      2,160        4.2                          472        1.2
                                                            --------      -----                     --------      -----
                                                                 164         .3                          374          1
                                                            --------      -----                     --------      -----

Net Earnings                                                $    321         .6%                    $    296         .7%
                                                            ========      =====                     ========      =====

Earnings Per Common Share                                   $    .02                                $    .02
 and Common Equivalent Share                                ========                                ========

Average Number of Common
 Shares and Common Equivalent                                 19,286                                  17,622
 Shares Outstanding                                         ========                                ========


Dividends Per Common Share                                  $    .05                                $    .05
                                                            ========                                ========




The accompanying notes are an integral part of these statements.

               WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (IN THOUSANDS)



ASSETS                                                     3/31/97              12/31/96           3/31/96
                                                           -------              --------           -------
CURRENT ASSETS

Cash & Cash Equivalents                                    $ 9,188             $   8,779          $ 11,693

Accounts and Other Receivables,
 less allowances of $1,072,
 $1,129 and $1,084, respectively                            32,492                37,601            33,626
Receivables from Affiliates (Note 2)                        17,108                12,139            10,968
Inventories
 Raw Materials                                              13,856                13,824            16,295
 Work-in-process                                            21,077                20,552            21,081
 Finished Goods                                             50,112                55,138            41,182
                                                         ---------              ---------        ---------
  Total Inventories                                         85,045                89,514            78,558

Prepaid Expenses                                             4,903                 3,751             2,990

Future Income Tax Benefits                                   3,274                 3,232             1,250
                                                         ---------              ---------        ---------

  Total Current Assets                                     152,010               155,016           139,085

INVESTMENTS IN JOINT VENTURES
 (NOTE 2)                                                   34,880                35,291                -

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $46,959,
 $46,907 and $41,846, respectively                          33,139                32,760            30,489

OTHER ASSETS                                                13,867                14,212            11,992


                                                         ---------              ---------        ---------
TOTAL ASSETS                                             $ 233,896              $ 237,279        $ 181,566
                                                         =========              =========        =========


                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)
CONTINUED

LIABILITIES                                                 3/31/97                2/31/96            3/31/96
                                                            -------                --------           -------
CURRENT LIABILITIES

Notes and Acceptances Payable                              $ 26,846                $21,883           $      -

Current Maturities of Long-Term
 Debt                                                           815                    815                815

Accounts Payable                                             12,191                 12,106              8,849

Accrued Expenses                                              6,502                 14,229              5,806

Income Taxes                                                     64                                        93

Deferred Income, current portion                                352                    419                598
                                                           --------                --------          --------
  Total Current Liabilities                                  46,770                 49,452             16,161

LONG-TERM DEBT                                               19,681                 19,885              2,648

DEFERRED INCOME, less current
 portion                                                        165                    247                517

STOCKHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 17,478, 17,445 and
 16,429, respectively                                         1,748                   1,745             1,643
Paid-in Capital                                              35,986                  35,766            28,028
Retained Earnings                                           130,431                 130,965           133,326
Unrealized Foreign Currency
 Translation Adjustment                                        (885)                   (781)             (757)
                                                           --------                --------          --------

 Total Stockholders' Equity                                 167,280                 167,695           162,240
                                                           --------                --------          --------
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                                      $233,896                $237,279          $181,566
                                                           ========                ========          ========



The accompanying notes are an integral part of these statements.

               WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                Three Months Ended March  31,
                                                                                  1997                   1996
                                                                                  ----                   ----
Cash flows from operating activities:

 Net earnings                                                                  $     321               $    296

 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                                                       1,622                  1,614
  Amortization of intangible assets                                                  264                    136
  Amortization of deferred income                                                   (149)                  (150)
  Net change in allowance for losses
   on accounts receivable                                                            (57)                  (127)
  Equity in loss of joint ventures                                                   310                    225
  Changes in assets and liabilities
   Decrease in accounts and other
    receivables                                                                    5,166                  3,052
   Decrease in inventories                                                         4,469                    516
   Increase in prepaid expenses                                                   (1,152)                  (493)
   Decrease in other assets                                                          148                     83
   Decrease in accounts payable
    and accrued expenses                                                          (7,578)                (3,453)
   Increase (decrease) in current and
    deferred income taxes                                                            (42)                   486
   (Increase) decrease in other accounts                                            (104)                    11
                                                                               ---------               --------

     Net cash provided by
       operating activities                                                        3,218                  2,196


Cash flows from investing activities:

  Additions to property, plant and
    equipment - net                                                               (2,001)                (1,621)
  Purchase of assets - Litter Maid(TM)                                                 -                 (2,200)
  Decrease (increase) in receivable accounts
    and notes from affiliates                                                     (4,935)                (1,210)
                                                                               ---------               --------

      Net cash used in
       investing activities                                                    $  (6,936)              $ (5,031)


               WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

  CONTINUED
                                                                                  Three Months Ended March 31,
                                                                                   1997                1996
                                                                                    ----                ----
Cash flows from financing activities:
  Net borrowings under lines of credit                                          $  4,963            $    (42)
  Payments of long-term debt                                                        (204)           $   (204)
  Exercise of stock options
   and warrants                                                                      223                 440
  Cash dividends paid                                                               (855)               (821)
  Purchases of common stock                                                            -              (2,613)
                                                                                --------            --------

   Net cash provided by (used in)
       financing activities                                                        4,127              (3,240)
                                                                                --------            --------

     Increase (decrease) in cash
       and cash equivalents                                                          409              (6,075)

Cash and cash equivalents at
  beginning of year                                                                8,779              17,768
                                                                                --------            --------

Cash and cash equivalents at end
  of quarter                                                                    $  9,188            $ 11,693
                                                                                ========            ========


         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

           Interest                                                             $    117            $     97
           Income taxes                                                         $     68            $    266






The accompanying notes are an integral part of these statements.

               WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF ACCOUNTING POLICIES

        Interim Reporting

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and 1996, and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

        Reclassifications

        Certain prior period amounts have been reclassified for comparability.

2.      INVESTMENTS IN JOINT VENTURES

        Investments in joint ventures consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in Salton/Maxim Housewares, Inc.("Salton"), New M-Tech Corporation ("New M-Tech"), PX Distributors, Inc. ("PX"), Breakroom of Tennessee, Inc. and Anasazi Partners, L.P. ("Anasazi"). Investments in these ventures, except for PX, were made subsequent to March 31, 1996. First quarter 1996 financial data for these ventures has, therefore, been excluded from the table below. In December 1996, the Company purchased the remainder of its seasonal products joint venture. Financial data for this entity is consolidated for the 1997 period and has, therefore, been excluded in the table below for 1997.

        Summarized financial information of the unconsolidated companies is as follows: (In Thousands)

                                              Three                            Three
                                           Months Ended    Year Ended       Months Ended
                                             3/31/97         12/31/96         3/31/96
                                             -------         --------         -------
        Earnings
        --------

        Sales                             $50,177            $162,368         $ 11,728
        Gross Profit                      $14,055            $ 34,312         $    741
        Net Earnings (Loss)               $  (619)           $  5,552             (450)

        Balance Sheet
        -------------

        Current Assets                    $78,215
        Noncurrent Assets                 $34,011
        Current Liabilities               $60,241
        Shareholders' Equity              $51,098

        Certain of the Company's joint venture investments had deficits of $.3 million, $.4 million and $1.0 million, at March 31, 1997, December 31, 1996 and March 31, 1996,
        respectively. Such deficits have been classified as reductions in Receivables from Affiliates.

        At March 31, 1997, the Company's loans to certain of its joint venture partners ("affiliates") totaled $7.8 million.

        Sales made by joint ventures were to entities other than members of the consolidated group. Sales totaling $7.7 million and $.1 million were made by the Company to Salton in the three month periods ended March 31, 1997 and 1996, respectively. Included in Receivables from Affiliates is $8.7 million in trade receivables due the Company from Salton.

        Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results and are not part of the above table.

3.      STOCKHOLDERS' EQUITY

        Dividends

        The Board of Directors of the Company declared a regular quarterly cash dividend of $.05 per share to shareholders of record at the close of business on March 4, 1997, which was paid on March 18, 1997. The payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

        Earnings per Share

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changes the method for reporting Earnings Per Share. The statement is effective for financial statement periods ending after December 15, 1997. The Company has not yet determined the impact, if any, of adopting the new standard.

4.      SUPPLIER CONTRACT

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

5.      MARKETING COOPERATION AGREEMENT

        On April 30, 1997, the Company entered into a Letter Agreement with Salton pursuant to the Marketing Cooperation Agreement included as part of the original Stock Purchase Agreement. Under the terms of the Letter Agreement, Salton will pay the Company a fee equal to 50-percent of the excess of net sales over direct expenses of all White-Westinghouse products sold by

        Salton to Kmart.  Such fees are recorded as Sales and Other
        Revenues.

6.      COMMITMENTS AND CONTINGENCIES

        The Company, its 50-percent owned joint venture partners Salton/Maxim Housewares, Inc. and New M-Tech Corporation, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton/Maxim and New M-Tech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Three Months Ended March 31, 1997 Compared to
  Three Months Ended March 31, 1996

Net sales for the first quarter of 1997 increased by $11.0 million or 27.2% over sales for the same period in 1996. The increase is primarily the result of the inclusion of $7.6 million in seasonal product sales as a result of the Company's December 1996 acquisition of the remainder of its seasonal products joint venture and an increase of $3.5 million in manufacturing sales. Salton and a discount retailer accounted for 15.1% and 10.7%, respectively, of total sales for the 1997 period.

On April 30, 1997, the Company entered into a Letter Agreement with Salton pursuant to the Marketing Cooperation Agreement included as part of the original Stock Purchase Agreement. Under the terms of the Letter Agreement, Salton will pay the Company a fee equal to 50-percent of the excess of net sales over direct expenses of all White-Westinghouse products sold by Salton to Kmart. Such fees are recorded as Sales and Other Revenues.

                                                   COMPARATIVE SALES RESULTS
                                                   -------------------------
(In Thousands)                                         Three Months Ended

                                         March 31, 1997                  March 31, 1996
                                         --------------                  --------------
DISTRIBUTION                         $  39,615        79.4%            $  32,092     79.4%
MANUFACTURING                           11,797        20.6                 8,348     20.6
                                       -------       -----               -------     ----
  Total Sales                        $  51,412       100.0%            $  40,440    100.0%
                                       =======       =====               =======    =====

Selling, general and administrative costs increased to $9.7 million in the first quarter of 1997 from $8.1 million in the first quarter of 1996, yet decreased as a percentage of sales to 18.9% from 20.0% for the same periods. The increase of $1.6 million is primarily the result of costs related to LitterMaid, Inc., Bay Books & Tapes, Inc. and the now wholly owned seasonal products company, whose operations were not reflected in the 1996 first quarter financial statements.

Interest expense increased by $.5 million in the first quarter of 1997 as a result of the amounts paid on notes payable issued in conjunction with the Salton and New M-Tech acquisitions, as well as the increased level of borrowing under the Company's line of credit facilities.

The Company's equity in net loss of joint ventures was $.5 million and $.2 million in the first quarter of 1997 and 1996, respectively. Included in 1997 are the results of operations of the Company's interests in Salton, New M-Tech and various other ventures acquired subsequent to the first quarter of 1996. In December 1996, the Company acquired the remainder of its seasonal products joint venture.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations, and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

The average number of common shares and common equivalent shares used in computing per share results was 19,286,000 in 1997, as compared to

17,622,000 in 1996. The change was primarily due to the additional dilutive effect of stock options and warrants arising from the Company's higher average stock price in 1997 and the additional shares issued upon the acquisition of Salton.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changes the method for reporting Earnings Per Share. The statement is effective for financial statements for periods ending after December 15, 1997. The Company has not yet determined the impact, if any, of adopting the new standard.

Liquidity & Capital Resources

At March 31, 1997, the Company's current ratio and quick ratio were 3.3 to 1 and 1.1 to 1 as compared to 8.6 to 1 and 2.8 to 1 for the first quarter of 1996. Working capital at those dates was $105.2 million and $122.9 million, respectively.

Cash balances increased by $.4 million during the three months ended March 31, 1997. This increase is the net result of the excess of the $3.2 million generated from operations over net expenditures for investing and financing activities. Investing expenditures of $6.9 million consisted of additions to property, plant and equipment and increases in receivables from affiliates. The $4.1 million increase in financing activities is primarily the result of additional borrowings used to settle the Izumi lawsuit.

Certain of the Company's foreign subsidiaries (the "subsidiaries") have $6.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At March 31, 1997, the subsidiaries were utilizing, including letters of credit, approximately $3.2 million of these credit lines. These subsidiaries also have available a $5.0 million revolving line of credit which is supported by a domestic standby letter of credit, of which $3.9 was outstanding as of March 31, 1997.

The Company has a $30.0 million line of credit from a domestic bank, secured by domestic accounts receivable and inventory, which is scheduled for renewal in July, 1997. At March 31, 1997, outstanding borrowings under this credit line totaled $21.5 million.

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

Legal Proceedings

The Company, its 50-percent owned joint venture partners Salton/Maxim Housewares, Inc. and New M-Tech Corporation, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation

("Westinghouse") in the United Stated District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton/Maxim and New M-Tech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company.

Manufacturing Operations

Substantially all of the Company's products (85% - 90%) are manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guangdong Province of the People's Republic of China (PRC), which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. The supply and cost of products manufactured in the PRC can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. Presently products imported into the U.S. from the PRC are subject to favorable duty rates based on the "Most Favored Nation" status of the PRC ("MFN Status"). MFN Status is reviewed on an annual basis by the President and Congress and is up for renewal in July 1997.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings
------
          See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 6.   Exhibits and Reports on Form 8-K
------

 (a)      Exhibits

          10 - Letter Agreement dated April 30, 1997 between the Company and Salton/Maxim Housewares, Inc.

          27 - Financial Data Schedule.

 (b) There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               WINDMERE-DURABLE HOLDINGS, INC.
                                               -------------------------------
                                                          (Registrant)



May 13, 1997                                   By:               /s/
                                                  ------------------------------
                                                  Harry D. Schulman
                                                  Senior Vice President -
                                                  Finance and Administration and
                                                  Chief Financial Officer
                                                  (Duly authorized to sign on
                                                  behalf of the Registrant)


May 13, 1997                                   By:               /s/
                                                  -----------------------------
                                                  Burton A. Honig
                                                  Vice President - Finance
                                                  (Duly authorized to sign on
                                                  behalf of the Registrant)