Form 10-Q
period 1997-06-30
WINDMERE DURABLE HOLDINGS INC
filed 1997-08-14
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----         SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended     JUNE 30, 1997
                                      ----------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----              SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from __________to__________

                 Commission File Number     1-10177
                                        ---------------

                        WINDMERE-DURABLE HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          FLORIDA                                         59-1028301
---------------------------------      -----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

  5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                   33014
  --------------------------------------------                   -----
    (Address of principal executive offices)                  (Zip Code)

                                 (305) 362-2611
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirement for the past 90 days. Yes   X   No
                                     ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
       Class                                           on August 1, 1997
       -----                                           -----------------

Common Stock, $.10 Par Value                               17,603,334

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION

         ITEM 1.     Consolidated Statements of Earnings for the
         -------      Three Months Ended June 30, 1997 and 1996        3

                     Consolidated Statements of Earnings for the
                      Six Months Ended June 30, 1997 and
                      1996                                             4

                     Consolidated Balance Sheets as of
                      June 30, 1997, December 31, 1996
                      and June 30, 1996                                5-6

                     Consolidated Statements of Cash Flows
                      for the Six Months Ended June 30, 1997
                      and 1996                                         7-8

                     Notes to Consolidated Financial Statements        9-11

         ITEM 2.     Management's Discussion and Analysis of
         -------      Financial Condition and Results of
                      Operations                                       12-16

PART II. OTHER INFORMATION

         ITEM 1.     Legal Proceedings                                 17
         -------

         ITEM 6.     Exhibits and Reports on Form 8-K                  18
         -------

SIGNATURES                                                             19

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   (In Thousands Except Per Share Information)

                                                Three Months Ended June 30,

                                               1997                        1996
                                     ------------------------   ------------------------
Sales and Other Revenues             $ 60,063           100.0%  $ 39,503           100.0%
Cost of Goods Sold                     47,057            78.3     31,154            78.9
                                     --------      ----------   --------      ----------
  Gross Profit                         13,006            21.7      8,349            21.1

Selling, General and
 Administrative Expenses               11,650            19.4      8,717            22.1
                                     --------      ----------   --------      ----------

  Operating Profit                      1,356             2.3       (368)           (1.0)

Other (Income) Expense
 Interest Expense                         709             1.2        196              .5
 Interest and Other Income               (487)            (.8)      (615)           (1.6)
                                     --------      ----------   --------      ----------

                                          222              .4       (419)           (1.1)
                                     --------      ----------   --------      ----------

Earnings Before Equity in Net
 Earnings (Loss) of Joint Ventures
 and Income Taxes                       1,134             1.9         51              .1

Equity in Net Earnings (Loss)
 of Joint Ventures                        611             1.0       (526)           (1.3)
                                     --------      ----------   --------      ----------


Earnings Before Income Taxes            1,745             2.9       (475)           (1.2)

Income Taxes
 Current                                 (441)            (.7)       (95)            (.2)
 Deferred                                 245              .4         62              .1
                                     --------      ----------   --------      ----------
                                         (196)            (.3)       (33)            (.1)
                                     --------      ----------   --------      ----------

Net Earnings (Loss)                  $  1,941             3.2%  $   (442)           (1.1%)
                                     ========      ==========   ========      ==========

Earnings (Loss) Per Common Share
 and Common Equivalent Share         $    .10                   $   (.03)
                                     ========                   ========

Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding                    19,546                     16,405
                                     ========                   ========


Dividends Per Common Share           $    .05                   $    .05
                                     ========                   ========




The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   (In Thousands Except Per Share Information)

                                        Six Months Ended June 30,
                                       1997                   1996
                                  ---------------         -------------

Sales and Other Revenues          $111,475  100.0%        $79,943 100.0%
Cost of Goods Sold                  87,650   78.6          62,991  78.8
                                  --------   ----          ------  ----
  Gross Profit                      23,825   21.4          16,952  21.2

Selling, General and
 Administrative Expense             21,347   19.1          16,766  21.0
                                  --------   ----          ------  ----

 Operating Profit                    2,478    2.3             186    .2

Other (Income) Expense
 Interest Expense                    1,333    1.2             329    .4
 Interest and Other Income            (964)   (.8)         (1,090) (1.4)
                                  --------   ----          ------  ----
                                       369     .4            (761) (1.0)
                                  --------   ----          ------  ----

Earnings Before Equity in Net
 Earnings (Loss) of Joint
 Ventures and Income Taxes           2,109    1.9             947   1.2

Equity in Net Earnings (Loss)
 of Joint Ventures                     120     .1            (751)   .9
                                  --------   ----          ------  ----

Earnings Before Income Taxes         2,229    2.0             196    .3

Income Taxes
 Current                            (2,436)  (2.2)           (193)  (.2)
 Deferred                            2,405    2.2             535    .7
                                  --------   ----          ------  ----
                                       (31)    .0             342    .5
                                  --------   ----          ------  ----

Net Earnings (Loss)                 $2,260    2.0%         $ (146)  (.2%)
                                  ========   ====          ======  ====

Earnings (Loss) Per Common
 and Common Equivalent Shares        $ .12                 $ (.01)
                                  ========                 ======

Average Number of Common
 and Common Equivalent
 Shares Outstanding                 19,416                 17,014
                                  ========                 ======

Dividends Per Common Share            $.10                 $  .10
                                  ========                 ======


The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In Thousands)



ASSETS                                  6/30/97   12/31/96    6/30/96
                                        -------   --------    -------

CURRENT ASSETS

Cash & Cash Equivalents                $  4,354   $  8,779   $  5,499

Accounts and Other Receivables,
 less allowances of $1,146,
 $1,129 and $1,148, respectively         35,646     37,601     34,991
Receivables from Affiliates (Note 2)     14,255     12,139     10,114
Inventories
 Raw Materials                           16,826     13,824     16,290
 Work-in-process                         21,704     20,552     21,073
 Finished Goods                          52,290     55,138     46,128
                                       --------   --------   --------
  Total Inventories                      90,820     89,514     83,491

Prepaid Expenses                          5,579      3,751      4,718

Future Income Tax Benefits                3,404      3,232      1,210
                                       --------   --------   --------

  Total Current Assets                  154,058    155,016    140,023

INVESTMENTS IN JOINT VENTURES
 (NOTE 2)                                35,860     35,291     10,631

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $48,218,
 $45,366 and $43,436, respectively       34,504     32,760     31,109

OTHER ASSETS                             13,199     14,212     12,716

                                       --------   --------   --------
TOTAL ASSETS                           $237,621   $237,279   $194,479
                                       ========   ========   ========

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In Thousands)

Continued


LIABILITIES                          6/30/97     12/31/96      6/30/96
                                     -------     --------      -------

CURRENT LIABILITIES

Notes and Acceptances Payable      $  29,269    $  21,883    $   7,558

Current Maturities of Long-Term
 Debt                                    815          815          815

Accounts Payable and
Accrued Expenses                      18,840       26,335       15,265

Deferred Income, current portion         330          419          598
                                   ---------    ---------    ---------
  Total Current Liabilities           49,254       49,452       24,236

LONG-TERM DEBT                        19,477       19,885        9,444

DEFERRED INCOME, less current
 portion                                  83          247          368

STOCKHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 17,563, 17,445 and
 16,422, respectively                  1,756        1,745        1,642
Paid-in Capital                       36,431       35,766       27,549
Retained Earnings                    131,513      130,965      132,066
Unrealized Foreign Currency
 Translation Adjustment                 (893)        (781)        (826)
                                   ---------    ---------    ---------

 Total Stockholders' Equity          168,807      167,695      160,431
                                   ---------    ---------    ---------
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY              $ 237,621    $ 237,279    $ 194,479
                                   =========    =========    =========



The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                       Six Months Ended June 30,
                                                            1997        1996
                                                            ----        ----

Cash flows from operating activities:

 Net earnings (loss)                                     $  2,260    $   (146)

 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                                3,202       3,240
  Amortization of intangible assets                           561         315
  Amortization of deferred income                            (253)       (299)
  Net change in allowance for losses
   on accounts receivable                                      17         (10)
  Equity in net (earnings) loss of joint ventures            (422)        751
  Changes in assets and liabilities
   Decrease in accounts and other
    receivables                                             1,938       1,570
   Increase in inventories                                 (1,306)     (3,748)
   Increase in prepaid expenses                            (1,828)     (1,715)
   Decrease (increase) in other assets                        585        (820)
   Decrease in accounts payable
    and accrued expenses                                   (7,495)     (2,843)
   (Increase) decrease in current and
    deferred income taxes                                    (172)        433
   Decrease in other accounts                                (111)        (54)
                                                         --------    --------

     Net cash used in
       operating activities                                (3,024)     (3,326)


Cash flows from investing activities:

  Additions to property, plant and
    equipment - net                                        (4,946)     (3,865)
  Purchase of assets - LitterMaid(TM)                          --      (2,200)
  Purchase of assets - Bay Books & Tapes                       --      (1,180)
  Investments in joint ventures                              (250)     (3,698)
  Increase in receivable accounts
    and notes from affiliates                              (2,146)       (815)
                                                         --------    --------

      Net cash used in
       investing activities                              $ (7,342)   $(11,758)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

  Continued

                                                  Six Months Ended June 30,
                                                       1997        1996
                                                       ----        ----

Cash flows from financing activities:
  Net borrowings under lines of credit             $  7,386    $  7,516
  Payments of long-term debt                           (408)   $   (408)
  Exercise of stock options
   and warrants                                         677       1,115
  Cash dividends paid                                (1,714)     (1,640)
  Purchases of common stock                              --      (3,768)
                                                   --------    --------

   Net cash provided by
       financing activities                           5,941       2,815
                                                   --------    --------

     Decrease in cash
       and cash equivalents                          (4,425)    (12,269)

Cash and cash equivalents at
  beginning of year                                   8,779      17,768
                                                   --------    --------

Cash and cash equivalents at end
  of quarter                                       $  4,354    $  5,499
                                                   ========    ========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

           Interest                                $    830    $    199
           Income taxes                            $      6    $    250














The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                SUMMARY OF ACCOUNTING POLICIES

                  INTERIM REPORTING

                  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and 1996, and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                  Summarized financial information of the unconsolidated companies is as follows: (In Thousands)

                                            Six                         Six
                                       Months Ended   Year Ended   Months Ended
                                          6/30/97      12/31/96       6/30/96
                                          -------      --------       -------

                  EARNINGS
                  --------

                  Sales                   $125,342      $162,368      $ 23,295
                  Gross Profit            $ 29,804      $ 34,312      $  1,462
                  Net Earnings (Loss)     $    846      $  5,552      $ (1,502)


                  BALANCE SHEET
                  -------------

                  Current Assets          $106,995
                  Noncurrent Assets       $ 35,727
                  Current Liabilities     $ 87,806
                  Shareholders' Equity    $ 54,529

                  At June 30, 1997, the Company's loans to certain of its joint venture partners ("affiliates") totaled $9.8 million, of which $3.0 million was subsequently repaid. The Company has also provided a $3 million corporate guarantee in conjunction with a credit facility obtained by one of its joint ventures.

                  Sales made by joint ventures were to entities other than members of the consolidated group. Sales totaling $9.7 million and $1.2 million were made by the Company to the joint ventures in the three month periods ended June 30, 1997 and 1996, respectively. Included in Receivables from Affiliates at June 30, 1997 is $3.6 million due the Company from the joint ventures for trade receivables.

                  Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results and are not part of the above table.

3.                STOCKHOLDERS' EQUITY

                  DIVIDENDS

                  The Board of Directors of the Company declared a regular quarterly cash dividend of $.05 per share to shareholders of record at the close of business on June 3, 1997, which was paid on June 17, 1997. The payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

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

5.                MARKETING COOPERATION AGREEMENT

                  On April 30, 1997, the Company entered into a Letter Agreement with Salton pursuant to the Marketing Cooperation Agreement included as part of the original Stock Purchase Agreement. Fees earned by the

                  Company under marketing arrangements with its joint ventures totaled $.8 million for the six month period ended June 30, 1997 and are classified as Sales and Other Revenues.

6.                COMMITMENTS AND CONTINGENCIES

                  The Company, its 50-percent owned joint venture partners Salton/Maxim Housewares, Inc. and New M-Tech Corporation, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton/Maxim and New M-Tech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the Court on July 15, 1997, and in accordance with the Court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the Court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. The letter further states that if the process does not result in a resolution of the dispute, the parties have committed to report to the Court by no later than September 30, 1997, regarding a proposed schedule for expedited pretrial preparation and trial.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
 THREE MONTHS ENDED JUNE 30, 1996

Sales and Other Revenues ("Sales") for the second quarter of 1997 increased by $20.6 million or 52.0% over Sales for the same period in 1996. The increase is primarily the result of the inclusion of $4.6 million in seasonal product sales as a result of the Company's December 1996 acquisition of the remainder of its seasonal products joint venture and an increase of $11.9 million in manufacturing sales. Sales to Salton accounted for 15.3% of total sales for the 1997 period.

On April 30, 1997, the Company entered into a Letter Agreement with Salton pursuant to the Marketing Cooperation Agreement included as part of the original Stock Purchase Agreement. Fees earned by the Company under marketing arrangements with its joint ventures totaled $.4 million and are classified as Sales and Other Revenues.

                                    COMPARATIVE SALES RESULTS
                              --------------------------------------
(In Thousands)                          Three Months Ended

                              June 30, 1997            June 30, 1996
                              -------------            -------------

DISTRIBUTION               $  39,574      65.9%      $  30,880      78.2%
MANUFACTURING                 20,489      34.1           8,623      21.8
                             -------     -----         -------     -----
  Total Sales              $  60,063     100.0%      $  39,503     100.0%
                             =======     =====         =======     =====

Selling, general and administrative costs increased to $11.7 million in the second quarter of 1997 from $8.7 million in the second quarter of 1996, yet decreased as a percentage of sales to 19.4% from 22.1% for the same periods. The increase of $3.0 million is primarily the result of costs related to LitterMaid, Inc., Bay Books & Tapes, Inc. and the now wholly-owned seasonal products company, whose operations, due to their respective acquisition dates, were not fully reflected in the 1996 second quarter financial statements

Interest expense increased by $.5 million in the second quarter of 1997 as a result of the amounts paid on notes payable issued in conjunction with the Salton and New M-Tech acquisitions, as well as the increased level of borrowing under the Company's line of credit facilities.

The Company's equity in net earnings (loss) of joint ventures was $.6 million for the second quarter of 1997 as compared to a loss of $.5 million for the same period in 1996. Included in 1997 are the results of operations of the Company's interests in Salton, New M-Tech and various other ventures acquired later in or subsequent to the second quarter of 1996. In December 1996, the Company acquired the remainder of its seasonal products joint venture.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations, and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

The average number of common shares and common equivalent shares used in computing per share results was 19,545,508 in 1997, as compared to 16,404,947 in 1996. The change was primarily due to the additional dilutive effect of stock options and warrants arising from the Company's higher average stock price in 1997 and the additional shares issued upon the acquisition of Salton.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changes the method for reporting Earnings Per Share. The statement is effective for financial statements for periods ending after December 15, 1997. The Company has not yet determined the impact, if any, of adopting the new standard.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
 SIX MONTHS ENDED JUNE 30, 1996

Sales and Other Revenues for the 1997 six month period increased by $31.5 million or 39.4% over Sales for the same period in 1996. The increase is primarily the result of the inclusion of $15.0 million in seasonal product sales as a result of the Company's December 1996 acquisition of the remainder of its seasonal products joint venture and an increase of $15.4 million in manufacturing sales.

On April 30, 1997, the Company entered into a Letter Agreement with Salton pursuant to the Marketing Cooperation Agreement included as part of the original Stock Purchase Agreement. Fees earned by the Company under marketing arrangements with its joint ventures totaled $.8 million and are classified as Sales and Other Revenues.

                                    COMPARATIVE SALES RESULTS
                               --------------------------------------
                                         Six Months Ended

                               June 30, 1997            June 30, 1996
                               -------------            -------------

DISTRIBUTION              $ 79,298       71.1%        $ 62,972       78.8%
MANUFACTURING               32,286       28.9           16,972       21.2
                           -------      -----           ------      -----
  Total Sales             $111,584      100.0%        $ 79,943      100.0%
                           =======      =====           ======      =====

Selling, general and administrative costs increased to $21.3 million in the second quarter of 1997 from $16.8 million in the second quarter of 1996, yet decreased as a percentage of sales to 19.1% from 21.0% for the same periods. The increase of $4.5 million is primarily the result of costs related to LitterMaid, Inc., Bay Books & Tapes, Inc. and the Company's now wholly-owned seasonal products company, whose operations, due to their respective acquisition dates, were not fully reflected in the 1996 second quarter financial statements.

Interest expense increased by $1.0 million in the 1997 period as a result of the amounts paid on notes payable issued in conjunction with the Salton and New M-Tech acquisitions, as well as the increased level of borrowing under the Company's line of credit facilities.

The Company's equity in net earnings (loss) of joint ventures was $.1 million for the second quarter of 1997 as compared to a loss of $.8 million for the same period in 1996. Included in 1997 are the results of operations of the Company's interests in Salton, New M-Tech and various other ventures acquired later in or subsequent to the second quarter of 1996. In December 1996, the Company acquired the remainder of its seasonal products joint venture.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations, and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

The average number of common shares and common equivalent shares used in computing per share results was 19,415,861 in 1997, as compared to 17,013,725 in 1996. The change was primarily due to the additional dilutive effect of stock options and warrants arising from the Company's higher average stock price in 1997 and the additional shares issued upon the acquisition of Salton.

LIQUIDITY & CAPITAL RESOURCES

At June 30, 1997, the Company's current ratio and quick ratio were 3.1 to 1 and
1.1 to 1 as compared to 5.8 to 1 and 2.1 to 1 for the second quarter of 1997. Working capital at those dates was $104.8 million and $115.8 million, respectively.

Cash balances decreased by $4.4 million during the six months ended June 30, 1997. This decrease is the net result of the $3.0 million used in operations and net expenditures for investing and financing activities. Investing expenditures of $7.3 million consisted of additions to property, plant and equipment and increases in receivables from affiliates. The $5.9 million provided by financing activities is primarily the result of additional borrowings used to settle the Izumi lawsuit and to meet seasonal working capital requirements.

Certain of the Company's foreign subsidiaries (the "subsidiaries") have $6.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At June 30, 1997, the subsidiaries were utilizing, including letters of credit, approximately $4.4 million of these credit lines. These subsidiaries also have available a $5.0 million revolving line of credit which is supported by a domestic standby letter of credit, of which $3.8 was outstanding as of June 30, 1997.

The Company has a $30.0 million line of credit from a domestic bank, secured by domestic accounts receivable and inventory. A commitment to increase the line to $45.0 million has been received from the bank and the loan is expected to close in August 1997. At June 30, 1997, outstanding borrowings under this credit line totaled $25.5 million.

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

LEGAL PROCEEDINGS

The Company, its 50-percent owned joint venture partners Salton/Maxim

Housewares, Inc. and New M-Tech Corporation, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United Stated District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton/Maxim and New M-Tech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the Court on July 15, 1997, and in accordance with the Court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the Court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. The letter further states that if the process does not result in a resolution of the dispute, the parties have committed to report to the Court by no later than September 30, 1997, regarding a proposed schedule for expedited pretrial preparation and trial.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company.

MANUFACTURING OPERATIONS

Substantially all of the Company's products (85% - 90%) are manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guangdong Province of the People's Republic of China (PRC), which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. The supply and cost of products manufactured in the PRC can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. Presently products imported into the U.S. from the PRC are subject to favorable duty rates based on the "Most Favored Nation" status of the PRC ("MFN Status"). MFN Status is reviewed on an annual basis by the President and Congress and was renewed in June 1997.

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

ITEM 1.           Legal Proceedings
-------

                  See "Legal Proceedings" in Part I, Item 2 of this report.



ITEM 4.           Results of Votes of Security Holders
-------

                  At the Annual Meeting of Stockholders, held on May 20, 1997, the following matters were submitted to a vote of the Company's security holders:

                  Election of Directors:

                  VOTES
                  -----

                  Barbara Friedson Garrett

                  FOR                AGAINST         WITHHELD        ABSTAIN
                  ---                -------         --------        -------
                  15,274,015                         1,006,049

                  Susan J. Ganz

                  FOR                AGAINST         WITHHELD        ABSTAIN
                  ---                -------         --------        -------
                  15,279,040                         1,001,024

                  Thomas J. Kane

                  FOR                AGAINST         WITHHELD        ABSTAIN
                  ---                -------         --------        -------
                  15,848,084                          431,980

                  Felix S. Sabates

                  FOR                AGAINST         WITHHELD        ABSTAIN
                  ---                -------         --------        -------
                  15,849,763                          430,301

                  Approval and ratification of Company's 1996 Stock Option Plan:

                  VOTES
                  -----

                  FOR                AGAINST         WITHHELD        ABSTAIN
                  ---                -------         --------        -------
                  13,439,546         2,723,201                       117,316

                  Approval of the Company's 1997 Cash Bonus Performance Plan for Executive Officers

                  VOTES
                  -----

                  FOR                AGAINST         WITHHELD        ABSTAIN
                  ---                -------         --------        -------
                  14,866,751         1,302,154                       111,157

                  Ratification of Grant Thornton as the Company's auditors for the fiscal year ended December 31, 1997:

                  VOTES
                  -----

                  FOR                AGAINST         WITHHELD        ABSTAIN
                  ---                -------         --------        -------
                  15,491,395         766,186                          22,483

ITEM 6.        Exhibits and Reports on Form 8-K
-------

 (a)           Exhibits

               27.........Financial Data Schedule (for S.E.C. use only)

 (b) There were no reports on Form 8-K filed for the three months ended June 30, 1997.

                                   SIGNATURES
                                   ----------

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

                                           WINDMERE-DURABLE HOLDINGS, INC.
                                           -------------------------------
                                                    (Registrant)


August 14, 1997                    By:   /s/ Henry D. Schulman
                                         ------------------------------
                                         Harry D. Schulman
                                         Senior Vice President -
                                         Finance and Administration and
                                         Chief Financial Officer
                                         (Duly authorized to sign on
                                          behalf of the Registrant)



August 14, 1997                    By:   /s/ Burton A. Honig
                                         -------------------------------
                                         Burton A. Honig
                                         Vice President - Finance
                                         (Duly authorized to sign on
                                          behalf of the Registrant)