Form 10-K405/A
period 1996-12-31
WINDMERE DURABLE HOLDINGS INC
filed 1997-09-29
CIK 217084

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                              ---------------------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

                         Commission file number 0-10177

                         WINDMERE-DURABLE HOLDINGS, INC.
              Exact name of Registrant as specified in its charter

                 FLORIDA                                        59-1028301
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

                             5980 MIAMI LAKES DRIVE
                           MIAMI LAKES, FLORIDA 33014
                    (Address of principal executive offices)

                  Registrant's telephone number: (305) 362-2611

                            -------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
       Title Of Each Class                                 on which registered
       -------------------                                 -------------------

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 24, 1997, the aggregate market value of the voting stock of the Registrant (based on the closing price as reported by NYSE of $14.375) held by non-affiliates of the Registrant was $213,387,800.

         As of March 24, 1997, the number of outstanding shares of Common Stock of the Registrant was 17,475,038.

================================================================================

                                     PART IV
                                     -------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (d)     Financial Statement Schedules

              The following financial statements of Salton/Maxim Housewares, Inc., a fifty percent owned subsidiary, are filed hereby as required by Regulation S-X.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Salton/Maxim Housewares, Inc.
Mount Prospect, Illinois

We have audited the accompanying balance sheets of Salton/Maxim Housewares, Inc. as of June 28, 1997 and June 29, 1996 and the related statements of earnings, of stockholders' equity and of cash flows for each of the three years in the period ended June 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 of the Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Salton/Maxim Housewares, Inc. as of June 28, 1997 and June 29, 1996 and the results of its operations and its cash flows for each of the three years in the period ended June 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP


September 24, 1997
Chicago, Illinois

                         SALTON/MAXIM HOUSEWARES, INC.

                                 BALANCE SHEETS
                        JUNE 28, 1997 AND JUNE 29, 1996


                                                          1997         1996
                                                          ----         ----

                ASSETS
                ------

CURRENT ASSETS:
 Cash                                                 $  2,612,871  $     3,983
 Accounts receivable, less allowance:
   1997--$2,400,000; 1996--$1,900,000                   25,646,677   15,870,626
 Inventories                                            41,967,801   28,287,965
 Prepaid expenses and other current assets               3,717,062    1,934,006
 Federal income taxes refundable                         1,105,336
 Deferred tax assets                                     1,734,414    1,949,315
                                                      ------------  -----------
     Total current assets                               76,784,161   48,045,895

PROPERTY, PLANT AND EQUIPMENT:

 Molds and tooling                                      14,827,525   12,373,478
 Warehouse equipment                                       380,487      296,168
 Office furniture and equipment                          3,792,035    1,929,683
                                                      ------------  -----------
                                                        19,000,047   14,599,329

 Less accumulated depreciation                         (10,684,016)  (8,367,736)
                                                      ------------  -----------
                                                         8,316,031    6,231,593

INTANGIBLES, NET OF ACCUMULATED AMORTIZATION             4,880,006    3,670,533
NON-CURRENT DEFERRED TAX ASSETS                            205,580    1,533,069
INVESTMENT IN WINDMERE COMMON STOCK                     12,156,820
                                                      ------------  -----------
TOTAL ASSETS                                          $102,342,598  $59,481,090
                                                      ============  ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
 Revolving line of credit                             $ 37,977,230  $24,095,382
 Accounts payable                                       17,361,238   10,057,195
 Accrued expenses                                        2,757,790    1,164,851
 Accrued interest payable                                  191,807       67,932
 Current portion--Subordinated Debt                        500,000      416,669
                                                      ------------  -----------
     Total current liabilities                          58,788,065   35,802,029

LONG-TERM PORTION SUBORDINATED DEBT                                     500,000
DUE TO WINDMERE                                          4,932,730    3,254,286
                                                      ------------  -----------
     Total Liabilities                                  63,720,795   39,556,315

STOCKHOLDERS' EQUITY:

 Preferred stock, $.01 par value; authorized,
   2,000,000 shares, no shares issued
 Common Stock, $.01 par value; authorized,
   20,000,000 shares; shares issued and
   outstanding:
   1997-13,029,144; 1996-6,508,572                         130,291       65,086
 Unrealized gains on securities available for sale       1,337,250
 Additional paid-in capital                             53,035,981   29,292,946
 Less note receivable from stock issuance              (10,847,620)
 Accumulated deficit                                    (5,034,099)  (9,433,257)
                                                      ------------  -----------
     Total stockholders' equity                         38,621,803   19,924,775
                                                      ------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $102,342,598  $59,481,090
                                                      ============  ===========

                See Notes to Consolidated Financial Statements.

                         SALTON/MAXIM HOUSEWARES, INC.

                             STATEMENTS OF EARNINGS
           YEARS ENDED JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995


                                                  1997         1996         1995
                                              ------------  -----------  -----------
Net sales                                     $182,806,323  $99,202,415  $76,991,270

Cost of goods sold                             121,590,232   66,923,141   55,551,782

Distribution expenses                            7,808,631    5,856,477    4,569,681
                                              ------------  -----------  -----------
Gross profit                                    53,407,460   26,422,797   16,869,807

Selling, general and administrative expenses    42,944,341   21,342,872   13,142,207
                                              ------------  -----------  -----------
Operating income                                10,463,119    5,079,925    3,727,600

Interest expense, net                            4,063,197    3,934,325    3,056,570
                                              ------------  -----------  -----------
Income before income taxes                       6,399,922    1,145,600      671,030

Income tax expense (benefit)                     2,000,764   (3,449,884)      20,000
                                              ------------  -----------  -----------
Net income                                    $  4,399,158  $ 4,595,484  $   651,030
                                              ============  ===========  ===========

Weighted average common and common
  equivalent shares outstanding                 13,082,254    6,628,236    5,901,133

Net income per common and common
  equivalent share                            $       0.34  $      0.69  $      0.11






                 See Notes To Consolidated Financial Statements

                         SALTON/MAXIM HOUSEWARES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

           YEARS ENDED JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995


                                                      Unrealized
                                                       Gains on                        Less Note
                                                      Securities     Additional        Receivable                        Total
                                           Common      Held for       Paid In          from sales      Accumulated     Stockholders'
                             Shares         Stock        Sale         Capital           of stock         Deficit        Equity
                             ------         -----        ----         -------           --------         -------        ------
BALANCE, July 2, 1994        5,100,000   $     51,000                  $ 25,364,875                    $(14,679,771)   $ 10,736,104

 Class Action lawsuit
   settlement                  394,520          3,945                       896,055                                         900,000
 Conversion of
   subordinated debt
   and related accrued
   interest to equity        1,014,052         10,141                     3,032,016                                       3,042,157
 Net income for fiscal
   1995                                                                                                     651,030         651,030
                          ------------   ------------                  ------------                    ------------    ------------

BALANCE, July 1, 1995        6,508,572         65,086                    29,292,946                     (14,028,741)      15,329,291

 Net income for
   fiscal 1996                                                                                            4,595,484       4,595,484
                          ------------   ------------                  ------------                    ------------    ------------

BALANCE, June 29, 1996       6,508,572         65,086                    29,292,946                      (9,433,257)     19,924,775

 Issuance of
   common stock              6,508,572         65,085                    23,650,352   $(10,847,620)                      12,867,817
 Issuance of warrants                                                        82,303                                          82,303
 Unrealized gains on
   securities available
   for sale                                             $  1,337,250                                                     1,337,250
 Employee stock option
   shares exercised             12,000            120                        10,380                                         10,500
 Net income fiscal 1997                                                                                   4,399,158      4,399,158
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, June 28, 1997      13,029,144   $    130,291   $  1,337,250   $ 53,035,981    $(10,847,620)   $ (5,034,099)   $ 38,621,803
                          ============   ============   ============   ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                         SALTON/MAXIM HOUSEWARES, INC.

                            STATEMENTS OF CASH FLOWS
           YEARS ENDED JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995


                                                       1997         1996         1995
                                                       ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $4,399,158   $4,595,484     $651,030

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Change in deferred taxes                              822,332   (3,482,384)
  Depreciation and amortization                       3,136,060    2,195,510    1,986,369
Changes in assets and liabilities:
  Accounts receivable                                (9,776,051)  (2,395,175)  (2,323,909)
  Inventories                                       (13,679,836)  (8,847,133)     617,614
  Prepaid expenses and other current assets          (1,783,056)    (892,342)     562,545
  Federal income tax refund                          (1,105,336)
  Accounts payable                                    7,304,043    4,650,026    2,056,488
  Accrued expenses                                    1,592,939      546,215       39,134
  Accrued class action lawsuit settlement
     fees                                                           (100,000)
  Accrued interest                                      123,875       59,206       44,186
                                                     ----------   ----------   ----------
      Net cash provided by (used in) operating
        activities                                   (8,965,872)  (3,570,593)   3,533,457
                                                     ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (4,608,389)  (4,279,838)  (2,327,490)
  Block acquisition and related payments             (1,739,280)
                                                     ----------   ----------   ----------
      Net cash used in investing activities          (6,347,669)  (4,279,838)  (2,327,490)
                                                     ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit         13,881,848    6,234,938    1,071,384
  Repayment of subordinated note payable to
   bank                                                (416,999)    (583,331)
  Proceeds from subordinated debt and due to
   Windmere                                           4,932,730    3,254,286    1,000,000
  Offering costs associated with stock issue           (485,650)
  Common stock issued                                    10,500
  Payment for product line acquisitions                             (814,939)  (2,529,571)
  Financing costs                                                   (242,389)    (743,431)
                                                     ----------    ---------   ----------
      Net cash provided by (used in) financing
        activities                                   17,922,429    7,848,565   (1,201,618)
                                                     ----------    ---------   ----------
NET INCREASE (DECREASE) IN CASH                       2,608,888       (1,866)       4,349
CASH -- Beginning of Year                                 3,983        5,849        1,500
                                                     ----------    ---------   ----------
CASH -- End of Year                                  $2,612,871       $3,983       $5,849
                                                     ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                          $3,939,322   $3,510,123   $2,780,008
   Income taxes                                      $1,697,500      $10,000      $20,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES: A long-term debt obligation of $3,254,286 was canceled by the consummation of a transaction with Windmere-Durable Holdings, Inc.("Windmere"). In addition, the Company received a $10,847,620 note receivable and 748,112 shares of Windmere common stock in exchange for 6,508,572 newly issued shares of common stock of the Company.

                See Notes to Consolidated Financial Statements.

                         SALTON/MAXIM HOUSEWARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEARS ENDED JUNE 28, 1997, JUNE 29, 1996, AND JULY 1, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Salton/Maxim Housewares, Inc.("SMHI") and its subsidiaries (the "Company") principally import, distribute and sell kitchen and home appliances under the brand names of Salton(R), Maxim(R), Breadman(R), Juiceman(R), Salton Creations(R), Salton Time(R), White-Westinghouse(R) and Farberware(R) through major retail markets and direct marketing distribution channels in the United States. The Company also designs and markets tabletop products, including china, crystal and glassware.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of SMHI and its subsidiaries, Home Creations Direct, Ltd. and Salton Hong Kong, Ltd. Salton Hong Kong, Ltd. is a foreign corporation which was organized under the laws of Hong Kong in fiscal year 1997. Intercompany balances and transactions are eliminated in consolidation.

     USE OF ESTIMATES -- In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ACCOUNTING PERIOD -- The Company's fiscal year ends on the Saturday closest to June 30. The fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995 each consisted of 52 weeks.

     INVENTORIES -- Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, not to exceed 5 years. For tax purposes, assets are depreciated using accelerated methods.

     INTANGIBLE ASSETS -- Intangible assets, which are amortized over their estimated useful lives, consist of:


                                       USEFUL LIFE   JUNE 28,    JUNE 29,
                                       (IN YEARS)      1997        1996
                                       -----------     ----        ----
Goodwill                                 10-40      $1,926,454  $  295,238
Financing and organization costs           2-5         171,778     411,129
Patents and trademarks                    5-20       2,781,774   2,964,166
                                                    ----------  ----------
Intangible assets, net                              $4,880,006  $3,670,533
                                                    ==========  ==========

     Accumulated amortization of intangible assets was $3,770,866 at June 28, 1997, and $2,951,087 at June 29, 1996.

     Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to estimated recoverable value.

     REVENUE RECOGNITION -- The Company recognizes revenues when goods are shipped to its customers.

     DISTRIBUTION EXPENSES -- Distribution expenses consist primarily of freight, warehousing, and handling costs of products sold.

     ADVERTISING -- The Company sponsors various programs under which it participates in the cost of advertising and other promotional efforts for Company products undertaken by its retail customers. Advertising and promotion costs associated with these programs are recognized in the period in which the advertising or other promotion is performed by the retailer.

     The Company's tradenames and, in some instances, specific products, also are promoted from time to time through direct marketing channels, primarily television. Advertising and promotion costs are expensed in the period in which direct customer response occurs.

     INCOME TAXES -- The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

     NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE -- Net income per common share is computed based upon the weighted average number of common and common equivalent shares (which include dilutive stock options) outstanding.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. Investment in Windmere common stock is accounted for as "available for sale" and is carried at fair value.

     ACCOUNTING PRONOUNCEMENTS -- The Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" in fiscal 1998. The Company believes that the adoption of this statement will not have a material effect on the Company's financial statements.

2.  WINDMERE TRANSACTION

     On July 11, 1996, the Company consummated a transaction (the "Windmere Transaction") with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to a Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere paid the Company: (i) $3,254,286 in cancellation of a loan, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is payable July 11, 2001, bears interest at 8%, payable quarterly, and is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the NYSE. A portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3,254,286 which Windmere had made to the Company in April 1996. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option is exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 are exercised.

3.  BLOCK CHINA ACQUISITION

     On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation, a tabletop product company in a transaction accounted for as a purchase. The Block China Division of the Company designs and markets tabletop products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price of $4.75. The consideration also included an earn-out of up to $500,000 and 150,000 shares of Common Stock based on financial performance over a three-year period of the Division. The operating results of Block China before its acquisition by the Company are not material.

4.  REVOLVING LINE OF CREDIT AND LETTERS OF CREDIT

     During the 1997 fiscal year, the Company had a $45,000,000 revolving line of credit (the "Facility") with a commercial lender (the "Lender"). Borrowings under this Facility bore interest at 2% over the Lender's established prime rate, payable monthly.

     On June 30, 1997, the Company amended its Facility (the "Amended Facility") with the lender. It expires on September 30, 2000 and provides for borrowings up to $75,000,000. The Amended Facility bears interest at 1% over the Lender's established prime rate, payable monthly and includes a provision which provides the Company the ability to reduce its borrowing rate, based on the London InterBank Offered Rate (LIBOR), on up to 75% of outstanding borrowings. The Company may further reduce its interest rate by meeting certain performance provisions.

     The Amended Facility is secured by a first lien on substantially all the Company's assets. Credit availability is based on a formula related to trade accounts receivable, inventories and outstanding letters of credit. The Amended Facility contains restrictive financial covenants, the more significant of which require the Company to maintain specified ratios of total liabilities to net worth, minimum tangible net worth, and minimum earnings before interest, taxes, depreciation and amortization. Other covenants also limit the Company's activities in mergers or acquisitions and sales of substantial assets. Compliance with these covenants effectively restricts the ability of the Company to pay dividends, and also requires the Company to apply cash receipts to pay down borrowings under the Facility.

     Information regarding short-term borrowings under revolving lines of credit is:


                                                        JUNE 28,     JUNE 29,
                                                          1997         1996
                                                          ----         ----

Balance at end of fiscal period                        $37,977,230  $24,095,382
Interest rate at end of fiscal period                         10.5%       10.25%
Maximum amount outstanding at any month-end            $43,632,702  $37,494,590
Average amount outstanding                             $35,191,494  $25,891,256
Weighted average interest rate during fiscal period           10.5%        11.1%
Outstanding letters of credit at end of fiscal period   $2,915,815   $1,242,335


5.  SUBORDINATED DEBT AND DUE TO WINDMERE

SUBORDINATED DEBT

     The Company has 10% subordinated notes payable aggregating $500,000. The notes have an effective maturity date of September 1, 1997.

     The Company had a $1,000,000 promissory note payable at the prime rate of interest to a bank. The note was subordinated to the commercial lender and was secured by subordinated liens on substantially all of the Company's assets. At June 29, 1996, approximately $417,000 remained outstanding under the note and the note was repaid in fiscal year 1997.

DUE TO WINDMERE

     The Company had amounts due to Windmere, including Durable Electrical Metal Factory, Ltd., a wholly owned subsidiary of Windmere ("Durable"), totaling approximately $9,141,000, including notes payable of $4,932,730, at June 28, 1997. These amounts primarily represented working capital advances by Windmere to the Company to fund the development of the White-Westinghouse(R) and Farberware(R) product lines, as well as interest and trade accounts payable.

     The Company and Windmere entered into a Marketing Cooperation Agreement on July 11, 1996 (the "Marketing Cooperation Agreement"). Pursuant to this agreement, until Windmere's interest in the Company is less than 30% for at least ten consecutive days, each of the Company and Windmere has agreed to participate in a variety of mutually satisfactory marketing cooperation efforts designed to expand the market penetration of each party. Consequently, the Company entered into a letter agreement dated April 30, 1997 (the "Letter Agreement") with Windmere. The Letter Agreement provides that the Company pay to Windmere a fee in consideration of Windmere's marketing cooperation efforts in connection with the Company's supply contract with Kmart and Windmere's guarantee of the Company's obligations under such contract.

     Windmere and the Company entered into a loan agreement dated April 8, 1996 pursuant to which Windmere loaned $3,254,286 to the Company (the "Loan"). The principal balance of the Loan, together with all interest accrued thereon at 8% per annum, was due and payable upon the closing of the Windmere Transaction, described in Note 2, provided, however, that upon the request of the Company, Windmere agreed that $3,254,286 of the consideration payable by Windmere in the Windmere Transaction would be applied against the total amount outstanding and due under the Loan.

     On July 11, 1996, the Company requested that the cash portion of the Windmere Transaction be applied to the Loan, thereby effectively canceling the Loan. In addition, the Company paid Windmere approximately $54,000 in interest at that date under the Loan.

     The effect of all transactions with Windmere was to reduce 1997 net income by approximately $126,000.

6.  CAPITAL STOCK

     The Company has authorized 20,000,000 shares of $.01 par value common stock. At June 29, 1996 and July 1, 1995, there were 6,508,572 shares issued and outstanding. As more fully described in Note 2 "Windmere Transaction" on July 11, 1996, Windmere purchased from the Company 6,508,572 newly issued shares of common stock which represented 50% of the outstanding shares of common stock of the Company on February 27, 1996 after giving effect to the transaction.

     The Company has authorized 2,000,000 shares of $.01 par value preferred stock. To date, no shares of preferred stock have been issued.

7.  STOCK OPTION PLANS

     In October 1995, SFAS No. 123, "Accounting For Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 1995. As permitted by the statement, the Company will continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the company's stock option plans been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:


                                         1997               1996
            Net Income                   ----               ----

              As reported               $4,399,158        $4,595,484
              Pro forma                 $4,192,582        $4,509,515

            Primary earnings per share

              As reported                    $0.34             $0.69
              Pro forma                      $0.32             $0.68

     Options to purchase common stock of the Company have been granted to employees under the 1992 and 1995 stock option plans at prices equal to the fair market value of the stock on the dates the options were granted. Options have also been granted to non-employee directors of the company, which are exercisable one year after the date of grant. All options granted expire 10 years from the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                          1997                 1996
                                          ----                 ----
           Dividend yield                  0.0%                  0.0%
           Expected volatility            65.96%                62.37%
           Risk-free interest rate         6.11%                 6.11%
           Expected life of options        7.92 years            7.69 years

     In addition, on July 11, 1996 Windmere was granted an option to purchase up to 485,000 shares of common stock at $4.83 per share. This option is excercisable only if and to the extent that options to purchase shares of common stock which were outstanding on February 27, 1996 are exercised. A summary of the Company's fixed stock options for the fiscal years ended June 28, 1997 and June 29, 1996 is as follows:


                                              1997                          1996
                                              ----                          ----
                                                   Weighted-                    Weighted-
                                       Shares       Average         Shares        Average
                                        (000)   Exercise Price      (000)      Exercise Price
                                       -------  --------------      -----      --------------
     Outstanding at beginning of year    485       $4.827            271             $6.664
     Granted                             493        4.881            214              2.500
     Exercised                           (12)       0.875
     Expired
     Forfeited
                                       -----       ------            ---             ------
     Outstanding at end of year          966       $4.904            485             $4.827
     Options exercisable at end of year  958       $4.878            271             $6.664
     Weighted-average fair value of
       options granted during the year             $4.542                            $1.920

      The following information summarizes the stock options outstanding at June 28, 1997:


                                       Options Outstanding      Options Exercisable
                                       -------------------      -------------------
                                            Weighted-
                                             Average     Weighted-        Weighted-
                                            Remaining     Average          Average
                                   Shares  Contractual   Exercise  Shares  Exercise
     Range of Exercise Prices      (000)  Life (years)    Price     (000)    Price
     ------------------------      ------ ------------   --------  ------- --------
     $0.875 - $2.500                323       7.77       $2.052      323    $2.052
     $4.830 - $5.375                505       8.91        4.852      505     4.852
     $8.000 - $12.000               138       4.65       11.768      130    12.000
     -------------------------------------  ---------------------------------------
     $0.875 - $12.000               966        N/A         N/A       958    $4.878


8.  RELATED PARTY TRANSACTIONS

     The Company purchased inventory from Durable of $23,511,000, $3,200,000, and $2,089,000 in 1997, 1996, and 1995, respectively. The Company owed Durable approximately $3,120,000 at June 28, 1997 for current charges.

     The Company recorded inventory purchases and commissions with Markpeak, Ltd., a Hong Kong company, of approximately $7,815,000 and $432,000 respectively in 1997, $10,233,000 and $739,000, respectively in 1996, and $8,314,000 and
$563,000, respectively in 1995. At June 28, 1997, the Company owed Markpeak, Ltd. approximately $1,475,000 for current charges. A director of the Company is the Managing Director of Markpeak, Ltd.

     During fiscal year 1997, the Company had purchases of approximately $162,000 as compared to sales of approximately $919,000 in fiscal year 1996, from Duquesne Financial Corporation ("Duquesne"). The Chairman of the Company is an executive officer of Duquesne. As of June 28, 1997, the Company owed Duquesne approximately $7,000 related to inventory purchases.

     The Company paid Shapiro, Devine and Craparo, Inc. ("SDC"), a manufacturers representation firm, commissions of approximately $241,000, $160,000 and $196,000 in 1997, 1996 and 1995, respectively. A director of the Company was a co-founder of SDC. At June 28, 1997, the Company owed SDC approximately $31,400 for current commissions.

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $1,183,000 $665,000, and $633,000, for the fiscal periods ended June 28, 1997, June 29, 1996, and July 1, 1995, respectively.

     The future minimum rental commitments as of June 28, 1997 were as follows:

Fiscal Year Ending

      1998                                                     $1,564,286
      1999                                                      2,666,095
      2000                                                      2,077,444
      2001                                                      1,967,532
      2002                                                      1,119,470
                                                               ----------
      Total                                                    $9,394,827
                                                               ==========


     The Company has employment agreements with its three executive officers which are in effect until December 15, 1997.

     The Company has license agreements with White Consolidated Industries, Inc.("White Consolidated"), which require minimum royalty payments through the year 2011. The current level of royalty payments are in excess of the minimum requirements. The Company also has various license agreements with other parties for periods usually not exceeding three years. The agreements are then typically renewable upon mutual consent. These license agreements require royalty payments based on the sales of licensed product in the period. Total royalties paid under these agreements, including the White Consolidated agreement, were $6,300,000 in fiscal year 1997, $1,600,000 in fiscal year 1996 and $453,000 in fiscal year 1995.

10.  LEGAL PROCEEDINGS

     The Company, White Consolidated, Windmere and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District of Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Company's license agreements with White Consolidated, White Consolidated is defending the Company and is obligated to indemnify the Company from and against any and all claims, losses and damages arising out of the action, including the costs of litigation.

     The Company is a party to various other legal actions and proceedings incident to its normal business operations. Management believes that the outcome of all the Company's litigation will not have a material adverse effect on its financial condition or results of operations.

11.  SUPPLY CONTRACT AND MAJOR CUSTOMERS

     The Company entered into a major supply contract with Kmart Corporation ("Kmart") on January 31, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse brand name. In fiscal year 1997, sales to Kmart approximated 16% of total net sales of the Company.

     The Company's net sales in the aggregate to its five largest customers during the fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995 were 47%, 55% and 52% of total net sales in these periods, respectively. In addition to Kmart, one customer accounted for 9%, 15%, and 11% of total net sales during the fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995, respectively. Another customer accounted for 9%, 13%, and 15%, respectively, over the same fiscal years.

     Although the Company has long-established relationships with many of its customers, with the exception of Kmart Corporation, it does not have long-term contracts with any of its customers. A significant concentration of the Company's business activity is with department stores, upscale mass merchandisers, specialty stores, and warehouse clubs whose ability to meet their obligations to the Company is dependent upon prevailing economic conditions within the retail industry.

12.  INCOME TAXES

     Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

                                                         Fiscal Year Ended
                                                   June 28, 1997  June 29, 1996
                                                   -------------  -------------

Allowance for doubtful accounts                      $   960,000     $  776,340
Depreciation and amortization                         (1,060,680)      (759,000)
Other deferred items, net                               (302,415)      (208,282)
Net operating loss carry-forwards                      2,349,579      2,659,323
Inventory reserves and capitalization                    713,568      1,014,003
Unrealized gains on securities available for sale       (720,058)
                                                     -----------     ----------
Net deferred tax asset                               $ 1,939,994     $3,482,384
                                                     ===========     ==========


     During 1996, the Company re-assessed the measurement of deferred tax assets based on available evidence and concluded that a valuation allowance was unnecessary. Accordingly, the valuation allowance of $3,463,066 was eliminated in the fourth quarter of fiscal 1996.

     The Company has net loss carry-forwards at June 28, 1997 expiring as follows:

YEAR CARRY-FORWARD EXPIRES                                            AMOUNT
--------------------------                                            ------
2007                                                              $  768,000
2008                                                               2,336,000
2009                                                               2,665,000
2010                                                                  60,000
2011                                                                  45,000
                                                                  ----------
Total                                                             $5,874,000
                                                                  ==========



     As a result of certain transactions, the Company's ability to utilize its net operating loss carryforwards to offset otherwise taxable income is limited annually under Internal Revenue Code Section 382. The amount of such annual limitation is approximately $2,000,000.

     A reconciliation of the statutory federal income tax rate to the effective rate was as follows:

                                                     Fiscal Years Ended
                                                     ------------------
                                                 June 28,  June 29,  July 1,
                                                   1997      1996     1995
                                                   ----      ----      ---
Statutory federal income tax rate                   35.0%     35.0%    35.0%
Effective state tax rate                             4.8%      4.8%     4.8%
Permanent differences                                2.3%
Effect of foreign tax rate                          (8.8)%
Utilization of operating loss carryforwards                  (34.6)%  (36.8%)
Change in valuation allowance                               (296.9)
Other                                               (2.0)%    (9.4)%       %
                                                   ------   -------    -----
Effective income tax rate                           31.3%   (301.1)%    3.0%
                                                   ======   =======    =====


     U.S. income taxes were not provided on certain unremitted earnings of Salton Hong Kong, Ltd. which the Company considers to be permanent investments. The cumulative amount of U.S. income taxes which have not been provided totaled approximately $699,000 at June 28, 1997.

                                     *****

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WINDMERE-DURABLE HOLDINGS, INC.

                                               By: /s/ HARRY SCHULMAN
                                                   -----------------------------
                                                  Harry Schulman, Vice President

Dated:   September 29, 1997