Form 10-Q
period 1997-09-30
WINDMERE DURABLE HOLDINGS INC
filed 1997-11-14
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended SEPTEMBER 30, 1997
                                               ------------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from _______________ to ________________


                         Commission File Number 1-10177
                                                -------


                        WINDMERE-DURABLE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          FLORIDA                                       59-1028301
------------------------------                    ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification Number)


  5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA           33014
  --------------------------------------------           -----
   (Address of principal executive offices)           (Zip Code)


                                 (305) 362-2611
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirement for the past 90 days. Yes   X   No
                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         NUMBER OF SHARES OUTSTANDING
           CLASS                               ON OCTOBER 10, 1997
           ------                        ----------------------------
Common Stock, $.10 Par Value                      17,803,629

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

PART I.              FINANCIAL INFORMATION

         ITEM 1.     Consolidated Statements of Earnings for the                                         3
                      Three Months Ended September 30, 1997 and
                      1996

                     Consolidated Statements of Earnings for the                                         4
                      Nine Months Ended September 30, 1997 and
                      1996

                     Consolidated Balance Sheets as of                                                  5-6
                      September 30, 1997, December 31, 1996
                      and September 30, 1996

                     Consolidated Statements of Cash Flows                                              7-8
                      for the Nine Months Ended September 30, 1997
                      and 1996

                     Notes to Consolidated Financial Statements                                        9-11

         ITEM 2.     Management's Discussion and Analysis of                                          12-16
                      Financial Condition and Results of
                      Operations

PART II.             OTHER INFORMATION

         ITEM 1.     Legal Proceedings                                                                   17

         ITEM 6.     Exhibits and Reports on Form 8-K                                                    17

SIGNATURES                                                                                               18



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)


                                                           Three Months Ended September 30,
                                                       1997                                 1996
                                           -----------------------------        -------------------------

Sales and Other Revenues                   $ 79,976                100.0%       $ 56,181            100.0%
Cost of Goods Sold                           62,017                 77.5          45,765             81.5
                                           --------         ------------        --------         --------
  Gross Profit                               17,959                 22.5          10,416             18.5

Selling, General and
 Administrative Expenses                     12,288                 15.4          10,295             18.3
                                           --------         ------------        --------         --------
 Operating Profit                             5,671                  7.1             121               .2

Other (Income) Expense

 Interest Expense                               861                  1.1             612              1.1
 Interest and Other Income                     (601)                 (.8)           (943)            (1.7)
                                           --------         ------------        --------         --------

                                                260                   .3            (331)             (.6)
                                           --------         ------------        --------         --------

Earnings Before Equity in Net
 Earnings of Joint Ventures
 and Income Taxes                             5,411                  6.8             452               .8

Equity in Net Earnings
 of Joint Ventures                            3,664                  4.6             848              1.5
                                           --------         ------------        --------         --------

Earnings Before Income Taxes                  9,075                 11.4           1,300              2.3

Income Taxes
 Current                                        397                   .5              25               .1
 Deferred                                       161                   .2            (426)             (.8)
                                           --------         ------------        --------         --------
                                                558                   .7            (401)             (.7)
                                           --------         ------------        --------         --------

Net Earnings                               $  8,517                 10.7%       $  1,701              3.0%
                                           ========         ============        ========         ========

Earnings Per Common Share and
 Common Equivalent Share                   $    .43                             $   .10
                                           ========                             =======

Average Number of Common
 Shares and Common Equivalent
 Shares Outstanding                          19,917                              18,984
                                           ========                             =======


Dividends Per Common Share                 $    .00                             $   .05
                                           ========                             =======




The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                                          Nine Months Ended September 30,
                                                       1997                             1996
                                           -------------------------        -------------------------
Sales and Other Revenues                   $ 191,451           100.0%       $ 136,124           100.0%
Cost of Goods Sold                           149,667            78.2          108,757            80.0
                                           ---------         -------        ---------         -------
  Gross Profit                                41,784            21.8           27,367            20.0

Selling, General and
 Administrative Expenses                      33,635            17.5           27,061            19.9
                                           ---------         -------        ---------         -------

 Operating Profit                              8,149             4.3              306              .1

Other (Income) Expense
 Interest Expense                              2,194             1.2              942              .7
 Interest and Other Income                    (1,565)            (.8)          (2,033)           (1.5)
                                           ---------         -------        ---------         -------
                                                 629              .4           (1,091)            (.8)
                                           ---------         -------        ---------         -------

Earnings Before Equity in Net
 Earnings of Joint
 Ventures and Income Taxes                     7,520             3.9            1,397              .9

Equity in Net Earnings
 of Joint Ventures                             3,784             2.0               97              .1
                                           ---------         -------        ---------         -------

Earnings Before Income Taxes                  11,304             5.9            1,494             1.0

Income Taxes
 Current                                      (2,039)           (1.0)            (168)            (.1)
 Deferred                                      2,566             1.3              108              .1
                                           ---------         -------        ---------         -------
                                                 527              .3              (60)              0
                                           ---------         -------        ---------         -------

Net Earnings                               $  10,777             5.6%       $   1,554             1.0%
                                           =========         =======        =========         =======

Earnings Per Common
 and Common Equivalent Shares              $     .55                        $     .09
                                           =========                        =========

Average Number of Common
 and Common Equivalent
 Shares Outstanding                           19,593                           17,671
                                           =========                        =========

Dividends Per Common Share                 $     .10                        $     .15
                                           =========                        =========


The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                  9/30/97        12/31/96         9/30/96
                                                 --------        --------        --------
ASSETS

CURRENT ASSETS

Cash & Cash Equivalents                          $  6,352        $  8,779        $  7,592

Accounts and Other Receivables,
 less allowances of $1,122,
 $1,129 and $1,193, respectively                   50,281          37,601          44,242

Receivables from Affiliates (Note 2)               16,749          12,139           7,748

Inventories
 Raw Materials                                     19,317          13,824          14,107
 Work-in-process                                   21,622          20,552          18,063
 Finished Goods                                    57,870          55,138          51,254
                                                 --------        --------        --------
  Total Inventories                                98,809          89,514          83,424

Prepaid Expenses                                    5,633           3,751           4,149

Future Income Tax Benefits                          2,791           3,232           1,643
                                                 --------        --------        --------

  Total Current Assets                            180,615         155,016         148,798

INVESTMENTS IN JOINT VENTURES
 (NOTE 2)                                          39,621          35,291          32,863

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $48,218,
 $45,366 and $45,118, respectively                 36,676          32,760          33,396

OTHER ASSETS                                       12,973          14,212          12,504
                                                 --------        --------        --------
TOTAL ASSETS                                     $269,885        $237,279        $227,561
                                                 ========        ========        ========




                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

CONTINUED


                                               9/30/97          12/31/96          9/30/96
                                             ---------         ---------         ---------
LIABILITIES

CURRENT LIABILITIES

Notes and Acceptances Payable                $  45,453         $  21,883         $  15,564

Current Maturities of Long-Term
 Debt                                            3,815               815               815

Accounts Payable and
 Accrued Expenses                               25,263            26,335            22,037

Deferred Income, current portion                   330               419               598
                                             ---------         ---------         ---------
  Total Current Liabilities                     74,861            49,452            39,014

LONG-TERM DEBT                                  16,274            19,885            20,088

DEFERRED INCOME, less current
 portion                                            15               247               218

STOCKHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares issued and out-
 standing: 17,800, 17,445 and
 17,328, respectively                            1,780             1,745             1,733
Paid-in Capital                                 37,747            35,766            34,348
Retained Earnings                              140,029           130,965           132,921
Unrealized Foreign Currency
 Translation Adjustment                           (821)             (781)             (761)
                                             ---------         ---------         ---------
 Total Stockholders' Equity                    178,735           167,695           168,241
                                             ---------         ---------         ---------
TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                        $ 269,885         $ 237,279         $ 227,561
                                             =========         =========         =========



The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                      Nine Months Ended September 30,
                                                           1997             1996
                                                         --------         --------
Cash flows from operating activities:
 Net earnings                                            $ 10,777         $  1,554
 Adjustments to reconcile net earnings
  to net cash used in operating
  activities:
  Depreciation of property, plant and
   equipment                                                4,956            4,886
  Amortization of intangible assets                           824              483
  Amortization of deferred income                            (321)            (449)
  Equity in net earnings of joint ventures                 (4,332)             (97)
  Changes in assets and liabilities
   Increase in accounts and other
    receivables                                           (12,687)          (7,680)
   Increase in inventories                                 (9,295)          (3,681)
   Increase in prepaid expenses                            (1,882)          (1,146)
   Decrease (increase) in other assets                        615             (776)
   (Decrease) increase in accounts payable
    and accrued expenses                                   (1,072)           3,929
   Decrease in current and
    deferred income taxes                                     441
   (Decrease) increase in other accounts                      (34)              45
                                                         --------         --------
     Net cash used in operating activities                (12,010)          (2,932)


Cash flows from investing activities:
  Additions to property, plant and
    equipment - net                                        (8,872)          (7,798)
  Purchase of assets - LitterMaid(TM)                          --           (2,246)
  Purchase of assets - Bay Books & Tapes                       --           (1,180)
  Investments in joint ventures                              (198)          (7,934)
  Increase (decrease) in receivable accounts
    and notes from affiliates                              (4,610)           1,307
                                                         --------         --------
      Net cash used in investing activities              $(13,680)        $(17,851)



                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

  CONTINUED

                                                                           Nine Months Ended September 30,
                                                                                1997             1996
                                                                              --------         --------
Cash flows from financing activities:
  Net borrowings under lines of credit                                        $ 23,570         $ 15,522
  Payments of long-term debt                                                      (611)        $   (611)
  Exercise of stock options and warrants                                         2,017            1,949
  Cash dividends paid                                                           (1,713)          (2,485)
  Purchases of common stock                                                         --           (3,768)
                                                                              --------         --------
  Net cash provided by financing activities                                     23,263           10,607
                                                                              --------         --------
     Decrease in cash and cash equivalents                                      (2,427)         (10,176)
Cash and cash equivalents at beginning of year                                   8,779           17,768
                                                                              --------         --------
Cash and cash equivalents at end of quarter                                   $  6,352         $  7,592
                                                                              ========         ========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
           Interest                                                           $    963         $    337
           Income taxes                                                       $     11         $    336







The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ACCOUNTING POLICIES

         INTERIM REPORTING

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and 1996, and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         Summarized financial information of the unconsolidated companies is as follows: (In Thousands)

                                    Nine                           Nine
                               Months Ended     Year Ended      Months Ended
                                  9/30/97        12/31/96         9/30/96
                               ------------     ----------      ------------
EARNINGS
Sales                            $276,125        $162,368        $ 77,085
Gross Profit                     $ 61,901        $ 34,312        $ 13,433
Net Earnings                     $  8,651        $  5,552        $    453


BALANCE SHEET
Current Assets                   $175,572
Noncurrent Assets                $ 37,772
Current Liabilities              $145,056
Shareholders' Equity             $ 66,661

         At September 30, 1997, the Company's loans to certain of its joint venture partners ("affiliates") totaled $9.1 million. The Company has also provided a $9.0 million corporate guarantee as support for a credit facility obtained by one of its joint ventures.

         Sales made by joint ventures were to entities other than members of the consolidated group. Sales totaling $12.6 million and $30.0 million, respectively, were made by the Company to the joint ventures in the three and nine month periods ended September 30, 1997. Sales to joint ventures for the three and nine month periods ended September 30, 1996 totaled $3.3 million and $4.5 million, respectively. Included in Receivables from Affiliates at September 30, 1997 is $8.0 million due the Company from the joint ventures for trade receivables.

         Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results and are not part of the above table.

3.       STOCKHOLDERS' EQUITY

         DIVIDENDS

         In August 1997, the Board of Directors reevaluated the dividend policy in light of the Company's strategic repositioning for growth and the resultant cash requirements and eliminated the Company's quarterly cash dividend.

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

4.       SUPPLIER CONTRACT

         In January 1997, the Company, through its 50-percent interests in Salton and New M-Tech, entered into supply contracts with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name licensed to Salton and New M-Tech. Under the terms of the contract, Salton and New M-Tech will supply Kmart, either through the Company or other manufacturers, with a broad range of small electrical appliances, consumer electronics and telephone products under the White-Westinghouse brand name. Kmart will be the exclusive discount department store to market these White-Westinghouse products.

5.       MARKETING COOPERATION AGREEMENT

         Pursuant to the Marketing Cooperation Agreement executed as part of the 1996 acquisition of Salton, the parties, on April 30, 1997, entered into an agreement pursuant to which fees are paid to the Company. Fees earned by the Company under various marketing arrangements with its joint ventures totaled $.9 million and $1.8 million for the three month and nine month periods ended September 30, 1997, respectively, and are classified as Sales and Other Revenues.

6.       COMMITMENTS AND CONTINGENCIES

         The Company, its 50-percent owned joint venture partners Salton/Maxim Housewares, Inc. and New M-Tech Corporation, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton/Maxim and New M- Tech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the Court on July 15, 1997, and in accordance with the Court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the Court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. A mediation proceeding occurred and the parties were unable to reach a mediated settlement. Discovery is proceeding and the matter is likely to be tried in late 1998.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1996

Sales and Other Revenues ("Revenues") for the third quarter of 1997 increased by $23.8 million or 42.4% over Revenues for the same period in 1996. The increase is primarily the result of a $17.7 million increase in distribution sales, including $6.0 million in seasonal product sales resulting from the Company's December 1996 acquisition of the remainder of its seasonal products joint venture and $7.8 million in kitchen product sales. A $5.8 million increase in manufacturing sales also contributed to the growth in sales. Sales to a national retail beauty supply chain and to Salton accounted for 16.3% and 11.4%, respectively, of total sales for the 1997 period. Fees earned by the Company under marketing arrangements with its joint ventures totaled $.9 million and are classified as Sales and Other Revenues.

                                   COMPARATIVE REVENUE RESULTS
(In Thousands)                          THREE MONTHS ENDED
                          SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                        ----------------------       ----------------------
DISTRIBUTION            $59,799           74.8%      $42,097           74.9%
MANUFACTURING            20,177           25.2        14,084           25.1
                        -------        -------       -------        -------
  Total Revenues        $79,976          100.0%      $56,181          100.0%
                        =======        =======       =======        =======


Gross profit, as a percentage of sales, increased by 4.0% in the 1997 period primarily due to better absorption of fixed manufacturing overhead costs over increased sales volume.

Selling, general and administrative costs increased by $2.0 million in the third quarter of 1997 compared to the same period of 1996, yet decreased as a percentage of sales to 15.4% from 18.3% for the same periods, as fixed expenses were spread over the Company's increased sales. The increase in costs is primarily the result of expenses related to LitterMaid, Inc., Bay Books & Tapes, Inc. and the now wholly-owned seasonal products company, whose operations, due to their respective acquisition dates, were not fully reflected in the 1996 third quarter financial statements.

The Company's equity in net earnings of joint ventures was $3.7 million for the third quarter of 1997 as compared to $.8 million for the same period in 1996. Included in 1997 are the results of operations of the Company's interests in Salton, New M-Tech, and various other ventures, some of which were not acquired until the third quarter of 1996. Salton and New M-Tech were primarily responsible for the current period's increased earnings. In December 1996, the Company acquired the remainder of its seasonal products joint venture.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations, and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

The average number of common shares and common equivalent shares used in computing per share results was 19,917,000 in 1997, as compared to 18,984,000 in 1996, a 4.9% increase. The change was primarily due to the additional dilutive effect of stock options and warrants arising from the Company's higher average stock price in 1997 and the additional shares issued upon the acquisition of Salton.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which changes the method for reporting Earnings Per Share. The statement is effective for financial statements for periods ending after December 15, 1997. The Company has not yet determined the impact, if any, of adopting the new standard.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1996

Sales and Other Revenues for the 1997 nine month period increased by $55.3 million or 40.6% over Revenues for the same period in 1996. The increase is primarily the result of a $34.0 million increase in distribution sales which includes $18.7 million in seasonal product sales resulting from the Company's December 1996 acquisition of the remainder of its seasonal products joint venture and $11.5 million in kitchen product sales. Additional manufacturing sales of $18.2 million also contributed to the growth in sales. Fees earned by the Company under marketing arrangements with its joint ventures totaled $1.8 million and are classified as Sales and Other Revenues.

                                   COMPARATIVE REVENUE RESULTS
                                         NINE MONTHS ENDED
                           SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                        -----------------------       -----------------------
DISTRIBUTION            $138,988           72.6%      $105,069           77.2%
MANUFACTURING             52,463           27.4         31,055           22.8
                        --------        -------       --------        -------
  Total Revenues        $191,451          100.0%      $136,124          100.0%
                        ========        =======       ========        =======

Gross profit, as a percentage of sales, increased by 1.8% in the 1997 period primarily due to better absorption of fixed manufacturing overhead costs over increased sales volume.

Selling, general and administrative costs increased by $6.6 million in the nine months ended September 30, 1997 compared to the same period of 1996, yet decreased as a percentage of sales to 17.6% from 19.0% for the same periods, as fixed expenses were spread over the Company's increased sales. The increase in costs is primarily the result of expenses related to LitterMaid, Inc., Bay Books & Tapes, Inc. and the Company's now wholly-owned seasonal products company, whose operations, due to their respective acquisition dates, were not fully reflected in the 1996 third quarter financial statements.

Interest expense increased by $1.3 million in the 1997 period as a result of the amounts paid on notes issued in conjunction with the Salton and New M- Tech acquisitions, as well as the increased level of borrowing under the Company's line of credit facilities.

The Company's equity in net earnings of joint ventures was $3.8 million for the nine months ended September 30, 1997 as compared to $.1 million for the same period in 1996. Included in 1997 are the results of operations of the Company's interests in Salton, New M-Tech and various other ventures, some of which were not acquired until the third quarter of 1996. In December 1996, the Company acquired the remainder of its seasonal products joint venture.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations, and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

The average number of common shares and common equivalent shares used in computing per share results was 19,593,000 in 1997, as compared to 17,671,000 in 1996, a 10.9% increase. The change was primarily due to the additional dilutive effect of stock options and warrants arising from the Company's higher average stock price in 1997 and the additional shares issued upon the acquisition of Salton.

LIQUIDITY & CAPITAL RESOURCES

At September 30, 1997, the Company's current ratio and quick ratio were 2.4 to 1 and 1.1 to 1 as compared to 3.8 to 1 and 1.6 to 1 at September 30, 1996. Working capital at those dates was $105.8 million and $109.8 million, respectively. The Company has presented its current and quick ratios solely as supplemental disclosures because the Company believes that they enhance the understanding of its financial performance.

The Company and its joint ventures are experiencing accelerated growth. The net use of cash in operating activities of $12.0 million is a result of the growth. Cash flow was strongly impacted by the increase in inventory levels needed to meet future sales demands and the increase in accounts receivable balances resulting from strong third quarter activity. Investing expenditures of $8.9 million in additions to property, plant and equipment and a $4.6 million increase in receivables from affiliates are also a result of the accelerated growth. The $45.5 million borrowed under the Company's lines of credit at September 30, 1997, an increase of $23.6 million since the beginning of the year, is the primary funding source used by the Company to support its increased working capital requirements as well as to support its seasonal borrowing needs.

Certain of the Company's foreign subsidiaries (the "subsidiaries") have $13.8 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At September 30, 1997, the subsidiaries were utilizing, including letters of credit, approximately $3.6 million of these credit lines. These subsidiaries also have available a $5.0 million revolving line of credit which is supported by a domestic standby letter of credit, guaranteed by the Company, of which $3.3 was outstanding as of September 30, 1997. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company has a $50.0 million line of credit from a domestic bank, secured by domestic accounts receivable and inventory. At September 30, 1997, outstanding borrowings under this credit line totaled $38.5 million and bear interest at LIBOR plus 1.50%.

In August 1997, the Board of Directors reevaluated the dividend policy in light of the Company's strategic repositioning for growth and the resultant cash requirements and eliminated the Company's quarterly cash dividend.

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

LEGAL PROCEEDINGS

The Company, its 50-percent owned joint venture partners Salton/Maxim Housewares, Inc. and New M-Tech Corporation, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United Stated District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton/Maxim and New M-Tech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the Court on July 15, 1997, and in accordance with the Court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the Court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. A mediation proceeding occurred and the parties were unable to reach a mediated settlement. Discovery is proceeding and the matter is likely to be tried in late 1998.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company.

MANUFACTURING OPERATIONS

Substantially all of the Company's products (85% - 90%) are manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guangdong Province of the People's Republic of China (PRC), which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the PRC, primarily consisting of inventory, equipment and molds. The supply and cost of products manufactured in the PRC can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. Presently, products imported into the U.S. from the PRC are subject to favorable duty rates based on the "Most Favored Nation" status of the PRC ("MFN Status"). MFN Status is reviewed on an annual basis by the President and Congress and was renewed in June 1997.

If MFN status for goods produced in the PRC were removed, there would be a substantial increase in tariffs imposed on goods of PRC origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the PRC and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the PRC.

PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 6.           Exhibits and Reports on Form 8-K.

 (a)              Exhibits

         EX-2.1 Amendment No. 3 to the Credit Agreement (October 11, 1996) dated July 27, 1997

         EX-2.2 Amendment No. 4 to the Credit Agreement (October 11, 1996) dated August 21, 1997

         EX-27    Financial Data Schedule (for SEC use only)

 (b) There were no reports on Form 8-K filed for the three months ended September 30, 1997.

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

                                           WINDMERE-DURABLE HOLDINGS, INC.
                                           -------------------------------
                                                    (Registrant)



November 13, 1997                  By:     /s/ Harry D. Schulman
                                         --------------------------------------
                                         Harry D. Schulman
                                         Senior Vice President -
                                         Finance and Administration and
                                         Chief Financial Officer
                                         (Duly authorized to sign on
                                         behalf of the Registrant)




November 13, 1997                  By:     /s/ Burton A. Honig
                                         --------------------------------------
                                         Burton A. Honig
                                         Vice President - Finance
                                         (Duly authorized to sign on
                                         behalf of the Registrant)