Form 10-K405
period 1997-12-31
WINDMERE DURABLE HOLDINGS INC
filed 1998-03-31
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 16, 1998, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $28.875) held by non-affiliates of the Registrant was approximately $454,078,097.

         APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        18,704,390 Shares of Common Stock
                 (as of the close of business on March 16, 1998)

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Windmere-Durable Holdings, Inc. 1997 Annual Report to Shareholders (for the fiscal year ended December 31, 1997). Information contained in this document has been incorporated by reference in PARTS I and II.

2. Windmere-Durable Holdings, Inc. Proxy Statement for its 1998 Annual Meeting of Shareholders. Information contained in this document has been incorporated by reference in PART III.

'


                                     PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL

Windmere-Durable Holdings, Inc., (the "Company") through its subsidiaries and investments, is a diversified manufacturer and distributor of a broad range of personal care products, kitchen electric appliances, and seasonal products for major retailers and appliance distributors in North America, Europe, and the Far East. Products are manufactured under the Windmere and other Company-owned brands, under private-label and licensed brand arrangements, and on an OEM basis for other major consumer products companies. Additionally, Windmere-Durable is one of the largest suppliers of hair care appliances to the professional salon industry in the United States.

Windmere-Durable also owns a 50-percent equity interest in both Salton/Maxim Housewares, Inc. ("Salton") and New M-Tech Corporation ("New M-Tech"), and through them, the Company in 1997 entered into the White-Westinghouse contract with Kmart Corporation. Salton is a designer and marketer of small kitchen appliances which distributes primarily to department stores and upscale retailers. New M-Tech designs, sources, manufactures and markets value-priced brand-name consumer electronic products.

The Company's products are primarily manufactured by Durable Electrical Metal Factory, Ltd. ("Durable"), its wholly-owned Hong Kong subsidiary, in Bao An County, Guangdong Province of the People's Republic of China ("People's Republic"), which is approximately 60 miles northwest of central Hong Kong, and other unrelated factories in the People's Republic. Approximately 85% to 90% of the Company's products are manufactured by Durable.

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

In 1997, 1996 and 1995, net sales of personal care products and appliances represented approximately 49% and 42%, 59% and 41% and 63% and 37%, respectively, of the Company's total net sales. Appliance sales increased by $29.1 million in 1997 reflecting the Company's growth in the manufacture and distribution of kitchen electrics and the December 1996 acquisition of the seasonal products joint venture.

In early 1997, the Company launched an infomercial to promote sales of its Litter Maid product. In late 1997, the Company began an initial roll out of the product through retail distribution channels. Litter Maid sales for 1997, totaled $13.4 million or 5% of total sales.

MARKETING AND DISTRIBUTION

The Company's products are sold principally by independent sales representatives. The Company utilizes media advertising, cooperative advertising and collateral materials to promote its products.

The Company's products are sold under various trademarks and registrations, some of which include: Windmere, Jumbo Curl, Belson Pro, Curlmaster, Design Pro, First Class Gourmet, Solid Gold, Windmere Salon, AirMoves, ESP, Electric Shock Protection, VIP Pro, Setting Pretty, Skinni Mini, Clothes Shaver, Easy Styler, Four Way Curls, Set Up, All Curl Trio, Mirror Go Lightly, Jerdon, First Class, Plak Trac, Litter Maid, Smoke Catcher, Prelude, Belson, Pro Touch, Pro Star, Hot Silver, Golden Touch, Profiles, Comare, Salon Designs, Premiere, Espree, Gold'n Hot, Colossal Curl, Jumbo Air, Express Air, Euro Sport, Magnum, Superaire, Healthy Vibes, Health Zone and Gentle Air. The Company believes that its business has not been materially dependent on any one such trademark.

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

The Company has the exclusive world-wide rights to use the Farberware brand name on a broad range of small electric products. The Company has entered into an agreement with Salton, whereby, Salton is the exclusive distributor of such products.

In January 1997, the Company through its 50-percent interests in Salton and New M-Tech entered into supply contracts with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name licensed to Salton and New M-Tech. Under the terms of the contract, Salton and New M-Tech will supply Kmart, either through the Company or through other manufacturers, with a broad range of small electrical appliances, consumer electronics and telephone products under the White-Westinghouse brand name. Kmart will be the exclusive discount department store to market these White-

Westinghouse products. The Company has entered into an agreement guaranteeing the performance of Salton and New M-Tech under the contract. Salton accounted for 12.0% of the Company's 1997 sales.

In December 1997, the employment agreements of the senior members of Salton's management expired. Disagreements arose between the management and the members of the Salton board of directors who have been designated by the Company under the Stockholders' Agreement between the two companies, dated July 11, 1996 (the "Windmere Directors"), as to the provisions to be contained in new agreements or the terms under which management would continue to be employed by Salton if no agreements were executed. During the course of these discussions, Salton alleged that certain actions of the Company would breach the terms of the July 11, 1996 Marketing Cooperation Agreement between the Company and Salton and violate fiduciary duties to Salton. The Company and the Windmere Directors, after being advised by legal counsel, vehemently disagree with the allegations and although discussions are currently under way in an attempt to resolve these issues, there can be no assurance that these negotiations will be successful. A failure to resolve these disputes could have a material adverse effect on the Company's business relationship with Salton.


MANUFACTURING:

The Company's manufacturing business is conducted by Durable. Durable, through its twenty-five year relationship with the Company, has produced an extensive product line, which includes not only the appliances sold to the Company and its customers, but it has also become a contract manufacturer for a range of products, such as toasters, steam irons, toaster ovens, can openers, blenders, hand mixers and waffle irons, which it sells primarily to customers in the United States, Canada and Europe. Some of its customers are Salton, Sunbeam and Hamilton Beach.

Durable manufactures a number of the White-Westinghouse products supplied by Salton to Kmart under the supplier contract.

The LitterMaid product is manufactured primarily by Durable. The Company is currently investing in additional tooling in order to increase its production of the product in 1998.

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

The recent financial crisis in Asia has resulted in a reduction in overall demand for certain raw materials, causing a decline in the cost of these materials. The Company has begun to benefit from these cost savings.

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

Recent months have seen an unusually rapid devaluation of certain Asian-Pacific currencies. While there has not been a material impact on the currencies in Hong Kong or the People's Republic, where the Company has operations, there can be no assurance that there will not be a material impact in the future.

Hong Kong underwent a transfer of control to the People's Republic in July 1997. Durable is incorporated in Hong Kong and its executive, sales offices and its senior executives are located or reside there. The Company also conducts significant trading activities through subsidiaries incorporated in Hong Kong. The Company's business has not been materially affected by the governmental changes that have already occurred. Although the Company believes that its operations will not be materially affected by any further governmental changes occurring in Hong Kong, no assurance can be given that such changes will be benign.

In 1997, President Clinton extended the People's Republic's most-favored-nation
(MFN) trading status for an additional year. The President announced in 1994 that the United States would, in the future, permanently de-link MFN renewal from human rights issues, other than freedom of emigration provisions. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conducted under the auspices of the General Agreement on Tariffs and Trade (GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 percent ad valorem, as set forth in Column 2 of the HTSUS. If MFN status for goods produced in the People's Republic were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

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

BACKLOG

The Company's backlog of orders as of December 31, 1997, 1996 and 1995 was approximately $35.7 million, $32.1 million and $22.2 million, respectively, which orders are generally shipped within the next succeeding year.

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

EMPLOYEES

At March 16, 1998, the Company's distribution business in the United States, Canada, Europe and Hong Kong employed approximately 260 persons. Durable's operations in Hong Kong and the People's Republic of China employed approximately 12,000 persons. The Company enjoys satisfactory working relations with these employees. The Company is not a party to any collective bargaining agreement.

GEOGRAPHIC AREA FINANCIAL INFORMATION

Incorporated by reference to the Company's 1997 Annual Report to Shareholders, under the caption, "Note N to Consolidated Financial Statements, Geographic Area Information". Included as part of Exhibit 13.

ITEM 2.  PROPERTIES

The executive offices of the Company, from which a significant amount of its business activities are conducted, are currently located at 5980 Miami Lakes Drive, Miami Lakes, Florida. All of the space in this approximately 140,000 sq. ft. two-story office and warehouse facility is owned and occupied by the Company. The Company also utilizes the services of public warehouses located in Reno, Nevada and Memphis, Tennessee pursuant to short-term contracts.

In January 1998, the Company entered into a long-term operating lease for a 562,000 square foot warehouse facility in Arkansas. The Company intends to consolidate its products from the public warehouses into the new facility during 1998.

Durable owns approximately 40,000 sq. ft. of office space in Hong Kong, of which 24,000 sq. ft. is used for its and the Company's trading companies' headquarters. Durable also utilizes facilities of 2,000,000 sq. ft. in the People's Republic which it operates under contracts with the local government. The contracts require such periodic adjustments such that terms of between one and five years exist at all times. Certain facilities have contract terms extending beyond five years.

ITEM 3.  LEGAL PROCEEDINGS

On March 27, 1997, the Company paid $4,500,000 to settle the lawsuit filed in April 1994 by Izumi relating to the Phillips settlement in 1992.

The Company, its 50-percent owned joint venture partners Salton/Maxim Housewares, Inc. and New M-Tech Corporation, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products based on transactions between Westinghouse and White Consolidated in the 1970's and the parties= subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys= fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton/Maxim and New M-Tech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the court on July 15, 1997, and in accordance with the court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. A mediation proceeding occurred and the parties were unable to reach a mediated settlement. Discovery is proceeding and the matter is likely to be tried in late 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company's 1997 Annual Report to Shareholders under the caption AQuarterly Stock Quotations and Dividends per Share.@ (Exhibit
13)

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

                                              1997              1996              1995
                                              ----              ----              ----

Net sales                                   $261,885          $197,004         $187,777
Equity in net earnings (loss)
 of joint ventures                          $  7,353          $  2,299         $   (393)
Earnings (loss) before taxes,
 minority interest and
 extraordinary item                         $ 20,758          $  3,672         $ (3,165)
Provision for taxes
 (benefits)                                 $    923          $   (280)        $ (1,281)
Net earnings (loss)                         $ 19,835          $    451 *       $ (1,884)**
Working capital                             $106,078          $105,565         $127,626
Current ratio                               2.4 to 1          3.1 to 1         7.5 to 1
Property, plant and
 equipment, net                             $ 37,199          $ 32,760         $ 30,485
Total assets                                $281,847          $237,279         $188,012
Long-term debt, deferred
 liabilities and minority
 interest                                   $ 17,144          $ 20,132         $  3,519
Stockholders' equity                        $190,821          $167,695          $164,931

Per share data:

Net earnings (loss)-basic                   $   1.12          $    .03 *       $   (.11)**
Net earnings (loss)-diluted                 $   1.00          $    .03 *       $   (.11)**
Cash dividends paid                         $    .10          $    .20         $    .20
Book value at year end                      $  10.53          $   9.61         $   9.87
Return on average equity                        11.1%               .3%              --

*Includes extraordinary charge for the settlement of Izumi litigation of $3,500,000 or $.20 per share.

**Includes a non-recurring loss on the sale of an other asset of $5,280,000, or $.31 per share.

***Includes a non-recurring gain on the sale of Hong Kong office space of $7,810,500, or $.45 per share.

****Includes cumulative effect of accounting change benefit of $1,731,100, or $.11 per share.

                                                  1994              1993
                                                  ----              ----

Net sales                                       $181,112          $170,661
Equity in net earnings (loss)
 of joint ventures                              $     91          $   (504)
Earnings (loss) before taxes
 and minority interest                          $ 23,131          $ 12,305
Provision for taxes
 (benefits)                                     $  2,595          $  1,365
Net earnings (loss)                             $ 20,537***       $ 11,469****
Working capital                                 $129,281          $117,961
Current ratio                                   7.0 to 1          5.8 to 1
Property, plant and
 equipment, net                                 $ 28,449          $ 25,022
Total assets                                    $197,124          $180,479
Long-term debt, deferred
 liabilities and minority
 interest                                       $  4,932          $  9,492
Stockholders' equity                            $170,625          $146,587

Per share data:

Net earnings (loss)-basic                       $   1.24***      $    .74****
Net earnings (loss)-diluted                     $   1.17***      $    .71****
Cash dividends paid                             $    .15         $      -
Book value at year end                          $  10.20         $   9.29
Return on average equity                            12.9%             8.2%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1997 compared with Year Ended December 31, 1996

Sales and Other Revenues

Sales and Other Revenues ("Revenues") increased by $64.9 million to $261.9 million, an increase of 32.9% over Revenues for the year ended 1996. The increase is primarily the result of a $47.7 million increase in distribution sales, and a $17.1 million increase in manufacturing sales. The increase in distribution sales includes $16.5 million in seasonal product sales resulting from the Company's December 1996 acquisition of the remainder of its seasonal products joint venture and $9.4 million in kitchen product sales. Also contributing to the 1997 revenue growth is the increase in LitterMaid distribution sales of $11.9 million.

Fees earned by the Company under various marketing arrangements with its joint ventures totaled $3.3 million for 1997 and are classified as Sales and Other Revenues. Salton accounted for 12% of the Company's sales in 1997. No such fees were earned in 1996. See "Commitments and Contingencies."

Set forth below is a table indicating the revenues that the Company derived from its distribution and manufacturing operations for the periods indicated:

                          Year Ended December 31,
               --------------------------------------------
                       1997                     1996
               -----------------         ------------------
Distribution   $194,147,300   74%        $146,431,800    74%
Manufacturing    67,737,800   26           50,571,800    26
                -----------  ---          -----------   ---
  Total Sales  $261,885,100  100%        $197,003,600   100%
                ===========  ===          ===========   ===

Gross Profit Margin

The Company's gross margin percentage increased in 1997 to 24.6% of sales from 20.2% in 1996. The better absorption of fixed manufacturing overhead costs and decreases in certain raw material costs contributed significantly to the increase as did the higher margins related to sales of LitterMaid.

Selling, General and Administrative Expenses

Selling, general and administrative costs increased by $10.9 million for the year ended December 31, 1997 compared to the year ended December 31, 1996, yet decreased as a percentage of sales to 19.2% from 20.0% for the same periods as fixed expenses were spread over the Company's increased sales. The increase in costs is primarily the result of expenses related to LitterMaid, Inc., Bay Books & Tapes, Inc. and the Company's now wholly-owned seasonal products company, whose operations, due to their respective acquisition dates, were not fully reflected in the 1996 financial statements.

Equity in Net Earnings of Joint Ventures

The Company's equity in net earnings of joint ventures was $7.4 million for the year ended December 31, 1997 as compared to $2.3 million for the same period in 1996. Included in 1997 are the results of operations of the Company's interests in Salton, New M-Tech and various other ventures, which were not acquired until the second or third quarters of 1996. In December 1996, the Company acquired the remainder of its seasonal products joint venture. The Company's equity in earnings of Salton and New M-Tech totaled $6.8 million for 1997.

Interest Expense

Interest expense increased by $2.0 million to $3.4 million in 1997. The increase is the result of the amounts paid on notes payable issued in conjunction with the Salton and New M-Tech acquisitions as well as the increased level of borrowing under the Company's line of credit facility.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

The Internal Revenue Service has completed its examination of the Company's 1992 tax return. No Material assessments were made. The Internal Revenue Service is presently examining the Company's 1994 and 1995 income tax returns and the Company's 401(k) Plan filings. It is also examining the Company's compliance with the requirements supporting the deductibility of interest paid on the Industrial Development Revenue Bonds. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

Earnings Per Share

The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in 1997. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement as well as the restatement of prior periods presented.

Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

       Net Income
        (Before
     Extraordinary       Basic          Basic     Diluted        Diluted
         Item)          Shares           Eps       Shares          Eps
         -----          ------           ---       ------          ---

1997 $19,835,300      17,654,772        $1.12    19,776,183       $1.00
1996   3,951,400      16,846,418        $ .23    17,558,275       $ .23

The increase in the number of shares used in the computations of both basic and diluted net earnings per share was due primarily to the additional dilutive effect of stock option and warrant exercises, the Company's higher average stock price in 1997 and inclusion of the additional shares issued upon the acquisition of Salton for a full year.

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

Set forth below is a table indicating the revenues that the Company derived from its distribution and manufacturing operations for the periods indicated:

                          Year Ended December 31,
               --------------------------------------------
                       1996                     1995
               -----------------         ------------------
Distribution   $146,431,800   74%        $147,576,000    79%
Manufacturing    50,571,800   26           40,200,900    21
                -----------  ---          -----------   ---
  Total Sales  $197,003,600  100%        $187,776,900   100%
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

Equity in Net Earnings (Loss) of Joint Ventures

The Company's equity in net earnings (loss) of joint ventures was $2.3 million and $(.4) million in 1996 and 1995, respectively. The increase in 1996 primarily reflects the results of operations of the Company's newly acquired interests in Salton/Maxim Housewares, Inc. and New M-Tech Corporation. The Company's equity in the net earnings of Salton and New M-Tech totaled $3.2 million for 1996 which was partially offset by losses of $.9 million at certain of the Company's other joint ventures.

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

Extraordinary Item

On March 27, 1997, the Company paid $4.5 million to settle the lawsuit filed in April 1994 by Izumi. An accrual of $5.3 million, including $800,000 in estimated legal expenses has been recorded as of December 31, 1996. The transaction resulted in an after tax charge of $3.5 million or $.20 per share and has been recorded as an extraordinary item.

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

Liquidity and Capital Resources

At December 31, 1997, the Company's working capital was $106.1 million, as compared to $105.6 million at the end of 1996. At December 31, 1997 and 1996, the Company's current ratio was 2.4 to 1 and 3.1 to 1, respectively, and its quick ratio was 1.0 to 1 and 1.3 to 1, respectively.

Cash and cash equivalents decreased by $556,000 during 1997. The Company and its joint ventures are experiencing accelerated growth. Net operating cash flow was strongly impacted by the increase in inventory levels needed to meet future sales demands and the increase in accounts receivable balances resulting from strong quarterly sales activity. Investing expenditures of $11.3 million in additions to property, plant and equipment and an $11.0 million increase in receivables from affiliates are also a result of the accelerated growth. The Company anticipates that capital expenditure requirements for 1998 will total approximately $8.0 million.

Certain of the Company's foreign subsidiaries (the "Subsidiaries") have $14.6 million in trade finance lines of credit, payable on demand, which are collateralized by the subsidiaries= tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At December 31, 1997, the subsidiaries were utilizing, including letters of credit, approximately $3.4 million of these credit lines. These subsidiaries also have available a $5.0 million revolving line of credit which is supported by a domestic standby letter of credit, guaranteed by the Company, of which $1.5 million was outstanding as of December 31, 1997. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company has a $45.0 million line of credit from a domestic bank, collateralized by domestic accounts receivable and inventory. At December 31, 1997, outstanding borrowings under this credit line totaled $41.5 million and bear interest at LIBOR plus 1.50%. The Company is currently negotiating with its domestic lender to increase its line of credit so that it may take advantage of future opportunities for growth. While management believes a new facility will be in place in the second quarter of 1998, there can be no assurance as to the outcome of the negotiations.

The $43.0 million borrowed under the Company's lines of credit at December 31, 1997, an increase of $21.1 million since the beginning of the year, is the primary funding source used by the Company to support its increased working capital requirements as well as to support its seasonal borrowing needs.

The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that eventual cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates. Outstanding at December 31, 1997, are contracts to purchase Hong Kong dollars forward totaling $7,000,000. There is no significant unrealized gain or loss on these contracts. All contracts have terms of six months or less.

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

Recent Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," and No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in 1998. The Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

Year 2000 Issues

The Company has implemented a Year 2000 program to ensure that its computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed successfully on a timely basis. Although the ability of third parties with whom the Company transacts business to address their Year 2000 issues is outside the Company's control, the Company is discussing with its vendors and customers the possibility of any interface difficulties which may affect the Company. The Company currently does not expect the costs necessary to address this matter to be material to its financial condition or results of operations.

Legal Proceedings

On March 27, 1997, the Company paid $4,500,000 to settle the lawsuit filed in April 1994 by Izumi relating to the Phillips settlement in 1992.

The Company, its 50-percent owned joint venture partners Salton/Maxim Housewares, Inc. and New M-Tech Corporation, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on

November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, un-specified damages and attorneys= fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton/Maxim and New M-Tech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the court on July 15, 1997, and in accordance with the court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. A mediation proceeding occurred and the parties were unable to reach a mediated settlement. Discovery is proceeding and the matter is likely to be tried in late 1998.

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

Commitments and Contingencies

In December 1997, the employment agreements of the senior members of Salton's management expired. Disagreements arose between the management and the members of the Salton board of directors who have been designated by the Company under the Stockholders' Agreement between the two companies, dated July 11, 1996 (the "Windmere Directors"), as to the provisions to be contained in new agreements or the terms under which management would continue to be employed by Salton if no agreements were executed. During the course of these discussions, Salton alleged that certain actions of the Company would breach the terms of the July 11, 1996 Marketing Cooperation Agreement between the Company and Salton and violate fiduciary duties to Salton. The Company and the Windmere Directors, after being advised by legal counsel, vehemently disagree with the allegations and although discussions are currently under way in an attempt to resolve these issues, there can be no assurance that these negotiations will be successful. A failure to resolve these disputes could have a material adverse effect on the Company's business relationship with Salton.



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

Recent months have seen an unusually rapid devaluation of certain Asian-Pacific currencies. While there has not been a material impact on the currencies in Hong Kong or the People's Republic, where the Company has operations, there can be no assurances that there will not be a material impact in the future.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Company's 1997 Annual Report to Shareholders (Exhibit 13). See also PART IV, ITEM 14(a)1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Officers".

ITEM 11.      EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders under the caption "Security Ownership".

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by Reference to the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K

(a)1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of Windmere-Durable Holdings, Inc. and subsidiaries are incorporated by reference in PART II,
     ITEM 8:

         AUDITOR'S REPORT                             Exhibit 13

         CONSOLIDATED BALANCE SHEETS AS OF
         DECEMBER 31, 1997 AND 1996                   Exhibit 13

         CONSOLIDATED STATEMENTS OF OPERATIONS
         YEARS ENDED DECEMBER 31, 1997, 1996
         AND 1995                                     Exhibit 13

         CONSOLIDATED STATEMENTS OF
         STOCKHOLDERS' EQUITY - THREE YEARS ENDED
         DECEMBER 31, 1997                            Exhibit 13

         CONSOLIDATED STATEMENTS OF
         CASH FLOWS - YEARS ENDED
         DECEMBER 31, 1997, 1996 AND 1995             Exhibit 13

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS                                   Exhibit 13

2.       FINANCIAL STATEMENT SCHEDULES

         AUDITOR'S REPORT                             Filed herewith

         SCHEDULE II -  VALUATION AND QUALIFYING
                          ACCOUNTS AND RESERVES -
                          YEARS ENDED DECEMBER 31,
                          1997, 1996 AND 1995         Filed herewith

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

10.53 Credit Agreement dated October 11, 1996, between Windmere Corporation, NationsBank National Association (South) and National Bank of Canada.

10.54         Amendment Agreement No. 1 to the Credit Agreement (October 11,
              1996) dated January 31, 1997.

10.55 Letter Agreement dated April 30, 1997 between Windmere Corporation and Salton/Maxim Housewares, Inc. Incorporated by reference to the Company's Form 10-Q dated March 31, 1997.

10.56 1996 Stock Option Plan. Incorporated by reference to the Company's Proxy Statement dated April 17, 1997.

10.57         1997 Cash Bonus Performance Plan for Executive Officers.
              Incorporated by reference to the Company's Proxy Statement dated April 18, 1997.

10.58         Amendment Agreement No. 3 to the Credit Agreement (October 11,
              1996) dated July 27, 1997. Incorporated by reference to the Company's Form 10-Q dated September 30, 1997.

10.59         Amendment Agreement No. 4 to the Credit Agreement (October 11,
              1996) dated August 21, 1997. Incorporated by reference to the Company's Form 10-Q dated September 30, 1997.

(13) Annual Report to Security Holders for the year ended December 31, 1997. Exhibit 13.

(21)          Subsidiaries of the Registrant. Filed herewith.

(23)          Consents of experts and counsel. Filed herewith.

     (b)      REPORTS ON FORM 8-K

              None.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Windmere-Durable Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Windmere-Durable Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Windmere-Durable Holdings, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Windmere-Durable Holdings, Inc. and Subsidiaries for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Miami, Florida
February 10, 1998

                      WINDMERE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

CHANGES IN ALLOWANCE FOR POSSIBLE
LOSSES ON ACCOUNTS RECEIVABLE:

                                  Years Ended December 31,
                               -------------------------------
                               1997          1996         1995
                               ----          ----         ----

Balance at beginning
 of period                  $1,129,000    $1,158,000   $1,338,100

Addition - Charged to
 costs and expenses            433,000       930,000      894,700

Addition - Charged to
 other accounts (a)             62,700         4,000       31,600

Deductions (b)                (513,400)     (963,000)  (1,106,400)
                            ----------     ---------    ---------


Balance at end
 of period                  $1,111,300    $1,129,000   $1,158,000
                            ==========    ==========   ==========


(a)  Recoveries of amounts previously written off against the reserve.

(b)  Write-off of accounts receivable against the reserve.

PART IV.  ITEM 3.  (21).

SUBSIDIARIES OF THE REGISTRANT

NAME                                               INCORPORATED IN
----                                               ---------------
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

PPC Industries, Ltd.                                  British Virgin Islands

Windmere Consumer Products, Inc.                      Canada

Durable Electric, Ltd.                                Hong Kong

Durable Electrical Metal Factory, Ltd.                Hong Kong

PPC Industries (1980) Ltd.                            Hong Kong

Sandgate Services, Ltd.                               Hong Kong

Parawind, Ltd.                                        Hong Kong

PPC Product Services, Ltd.                            Hong Kong

Each of the above subsidiaries is wholly-owned and is included in the consolidated financial statements as of December 31, 1997.

                                AUDITOR'S CONSENT

We have issued our report dated February 10, 1998, accompanying the consolidated financial statements and schedules incorporated by reference in the Form 10-K for the year ended December 31, 1997. We hereby consent to the incorporation by reference of the aforementioned report in the Registration Statements of Windmere-Durable Holdings, Inc. on Form S-8 (File No. 33-7681, effective September 30, 1986), Form S-8 (File No. 33-36424, effective August 17, 1990), Form S-2 (File No. 33-51776, effective January 19, 1993), Form S-8 (File No. 33-58574, effective February 22, 1993) and on Form S-3 (File No. 333-6759, effective July 10, 1996).

GRANT THORNTON LLP

Miami, Florida
March 27, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WINDMERE-DURABLE HOLDINGS, INC.
                                  (REGISTRANT)

BY: /s/                                  DATE:       3-31-98
   ----------------------------------
    David M. Friedson, Chairman,
       President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

BY: /s/                                  DATE:       3-31-98
    ---------------------------------          ----------------------------
    David M. Friedson, Chairman,
     President and Chief Executive Officer

BY: /s/                                  DATE:       3-27-98
   ----------------------------------          ----------------------------
    Harry D. Schulman, Senior Vice
     President - Finance and Administration
     and Chief Financial Officer

BY: /s/                                  DATE:       3-27-98
   ----------------------------------          ----------------------------
    Burton A. Honig, Vice President -
     Finance (Principal Accounting Officer)

BY: /s/                                  DATE:       3-27-98
   ----------------------------------          ----------------------------
    Bertley Sager, Director

BY: /s/                                  DATE:       3-30-98
   ----------------------------------          ----------------------------
    Jerald I. Rosen, Director

BY: /s/                                  DATE:       3-30-98
   ----------------------------------          ----------------------------
    Harold Strauss, Director

BY: /s/                                  DATE:       3-31-98
   ----------------------------------          ----------------------------
    Lai Kin, Director

BY: /s/                                  DATE:       3-31-98
   ----------------------------------          ----------------------------
    Raymond So, Director

BY: /s/                                  DATE:       3-27-98
   ----------------------------------          ----------------------------
    Leonard Glazer, Director

BY: /s/                                  DATE:       3-27-98
   ----------------------------------          ----------------------------
    Barbara Friedson Garrett, Director

BY: /s/                                  DATE:       3-27-98
   ----------------------------------          ----------------------------
    Felix S. Sabates, Director

BY: /s/                                  DATE:       3-27-98
   ----------------------------------          ----------------------------
    Arnold Thaler, Director

BY: /s/                                  DATE:       3-27-98
   ----------------------------------          ----------------------------
    Thomas J. Kane, Director

BY: /s/                                  DATE:       3-27-98
   ----------------------------------          ----------------------------
    Susan J. Ganz, Director

BY: /s/                                  DATE:       3-31-98
   ----------------------------------          ----------------------------
    Desmond Lai, Director

                       FINANCIAL STATEMENTS AND
                    REPORT OF INDEPENDENT CERTIFIED
                          PUBLIC ACCOUNTANTS

                    WINDMERE-DURABLE HOLDINGS, INC.
                           AND SUBSIDIARIES

                      DECEMBER 31, 1997 AND 1996

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
Windmere-Durable Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Windmere-Durable Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Windmere-Durable Holdings, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Miami, Florida
February 10, 1998

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,



                                    ASSETS                                        1997              1996
                                                                              -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents (Note A)                                        $   8,223,900    $   8,779,500
    Accounts and other receivables, less allowances of $1,111,300
       in 1997 and $1,128,700 in 1996 (Note E)                                   43,338,000       37,601,200
    Receivables from affiliates (Notes A, C and P)                               15,291,200       12,138,800
    Inventories (Notes A and E)                                                 102,172,400       89,514,000
    Prepaid expenses                                                              4,617,600        3,751,100
    Refundable income taxes (Notes A and I)                                       5,043,100             --
    Future income tax benefits (Notes A, I and S)                                 1,274,100        3,231,800
                                                                              -------------    -------------

       Total current assets                                                     179,960,300      155,016,400

INVESTMENTS IN JOINT VENTURES (Notes A, C and J)                                 43,090,800       35,290,800

PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation (Notes A and D)                                 37,199,400       32,759,800

NOTES RECEIVABLE FROM AFFILIATE (Note P)                                          7,798,800             --

OTHER ASSETS (Notes A, I and J)                                                  13,797,800       14,211,900
                                                                              -------------    -------------

                                                                              $ 281,847,100    $ 237,278,900
                                                                              =============    =============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes and acceptances payable (Note E)                                    $  42,981,600    $  21,882,500
    Current maturities of long-term debt (Note G)                                 3,814,800          814,800
    Accounts payable                                                             14,600,500       12,106,500
    Accrued expenses (Notes F and R)                                             12,237,800       14,228,700
    Deferred income, current portion (Note A)                                       247,500          419,400
                                                                              -------------    -------------

       Total current liabilities                                                 73,882,200       49,451,900

LONG-TERM DEBT, less current maturities (Note G)                                 16,069,800       19,884,700

DEFERRED INCOME, less current portion (Note A)                                    1,073,800          247,500

COMMITMENTS AND CONTINGENCIES (Note K)                                                 --               --

STOCKHOLDERS' EQUITY (Notes A, L and M)
    Special preferred stock - authorized 40,000,000 shares
       of $.01 par value; none issued                                                                     --
    Common stock - authorized 40,000,000 shares of $.10 par value;
       issued 18,119,147 in 1997 and 17,445,146 in 1996                           1,811,900        1,744,500
    Paid-in capital                                                              41,024,100       35,765,900
    Retained earnings                                                           149,087,500      130,965,100
    Unrealized foreign currency translation adjustment                           (1,102,200)        (780,700)
                                                                              -------------    -------------

       Total stockholders' equity                                               190,821,300      167,694,800
                                                                              -------------    -------------

                                                                              $ 281,847,100    $ 237,278,900
                                                                              =============    =============

The accompanying notes are an integral part of these statements

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                                                            1997            1996             1995
                                                       -------------   --------------   --------------
Sales and other revenues (Note R)                      $ 261,885,100    $ 197,003,600    $ 187,776,900

Cost of goods sold                                       197,507,200      157,278,400      146,907,300
                                                       -------------    -------------    -------------

       Gross profit                                       64,377,900       39,725,200       40,869,600

Selling, general and administrative expenses              50,349,200       39,425,100       37,625,100
Unusual or non-recurring items (Note B)                           --               --        8,000,000
                                                       -------------    -------------    -------------

       Operating profit (loss)                            14,028,700          300,100       (4,755,500)

Other (income) expense
    Interest expense                                       3,351,100        1,345,900          578,300
    Interest and other income                             (2,727,500)      (2,418,800)      (2,561,800)
                                                       -------------    -------------    -------------
                                                             623,600       (1,072,900)      (1,983,500)
                                                       -------------    -------------    -------------

       Earnings (loss) before equity in net earnings
         (loss) of joint ventures, income taxes
         and extraordinary item                           13,405,100        1,373,000       (2,772,000)

Equity in net earnings (loss) of joint ventures
  (Notes A, C and J)                                       7,353,200        2,298,700         (392,600)
                                                       -------------    -------------    -------------

       Earnings (loss) before income taxes
         and extraordinary item                           20,758,300        3,671,700       (3,164,600)

Income taxes (benefit) (Notes A and I)
    Current                                               (3,272,000)        (716,300)      (1,242,700)
    Deferred                                               4,195,000          436,600          (38,100)
                                                       -------------    -------------    -------------
                                                             923,000         (279,700)      (1,280,800)
                                                       -------------    -------------    -------------

       Earnings (loss) before extraordinary item          19,835,300        3,951,400       (1,883,800)

Extraordinary item (Note S)                                       --       (3,500,000)              --
                                                       -------------    -------------    -------------

       Net earnings (loss)                             $  19,835,300    $     451,400    $  (1,883,800)
                                                       =============    =============    =============

Per share data (Notes A, L and S)
    Earnings (loss) per common share - basic
      before effect of extraordinary item              $        1.12    $         .23    $        (.11)

       Extraordinary item                                         --             (.20)              --
                                                       -------------    -------------    -------------

       Net earnings                                    $        1.12    $         .03    $        (.11)
                                                       =============    =============    =============

    Earnings (loss) per common share - diluted         $        1.00    $         .23    $        (.11)

       Extraordinary item                                         --             (.20)              --
                                                       -------------    -------------    -------------

       Net earnings                                    $        1.00    $         .03    $        (.11)
                                                       =============    =============    =============

    Dividends per common share                         $         .10    $         .20    $         .20
                                                       =============    =============    =============



The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1997

                                                                                                 Unrealized
                                                                                                  Foreign
                                                                                                  Currency
                                             Common            Paid-in          Retained        Translation
                                             Stock             Capital          Earnings         Adjustment
                                             -----             -------          --------         ----------
Balance at January 1, 1995               $   1,673,400    $  30,648,700    $ 139,088,800    $    (785,900)

Net loss                                            --               --       (1,883,800)              --
Cash dividends - $.20 per share                     --               --       (3,353,600)              --
Purchase and retirement of
  139,600 shares of common stock               (14,000)        (997,400)              --               --
Exercise of stock options
  and warrants                                  11,900          414,400               --               --
Tax benefit resulting from
  exercise of stock options                         --          242,800               --               --
Cost of intercompany recapitalization               --         (135,500)              --               --
Unrealized foreign currency
  translation adjustment                            --               --               --           20,700
                                         -------------    -------------    -------------    -------------

Balance at December 31, 1995                 1,671,300       30,173,000      133,851,400         (765,200)

Net earnings                                        --               --          451,400               --
Cash dividends - $.20 per share                     --               --       (3,337,700)              --
Purchase and retirement of
  463,000 shares of common stock               (46,300)      (3,721,800)              --               --
Exercise of stock options and warrants          44,700        2,531,500               --               --
Tax benefit resulting from exercise
  of stock options                                  --          183,600               --               --
Fair value of options to non-employees              --          617,000               --               --
Issuance of 748,112 shares -
  acquisition of 50% of Salton/Maxim
  Housewares, Inc.                              74,800        5,982,600               --               --
Unrealized foreign currency
  translation adjustment                            --               --               --          (15,500)
                                         -------------    -------------    -------------    -------------

Balance at December 31, 1996                 1,744,500       35,765,900      130,965,100         (780,700)

Net earnings                                        --               --       19,835,300               --
Cash dividends - $.10 per share                     --               --       (1,712,900)              --
Exercise of stock options and warrants          67,400        1,675,200               --               --
Tax benefit resulting from exercise
  of stock options                                  --        3,493,000               --               --
Fair value of options to non-employees              --           90,000               --               --
Unrealized foreign currency
  translation adjustment                            --               --               --         (321,500)
                                         -------------    -------------    -------------    -------------

Balance at December 31, 1997             $   1,811,900    $  41,024,100    $ 149,087,500    $  (1,102,200)
                                         =============    =============    =============    =============






The accompanying notes are an integral part of this statement.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                              1997            1996            1995
                                                                          ------------    ------------    ------------
Cash flows from operating activities
    Net earnings (loss)                                                   $ 19,835,300    $    451,400    $ (1,883,800)
    Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities
       Depreciation of property, plant and equipment                         6,856,600       6,377,900       6,218,300
       Amortization of intangible assets                                       840,700         613,400         561,100
       Loss on sale of other asset (Note B)                                         --              --       8,000,000
       Net change in allowance for losses on
          accounts receivable                                                  (17,400)        (29,300)       (180,100)
       Consulting expense on non-employee stock options                         90,000          68,000              --
       Amortization of deferred income                                        (334,400)       (598,100)       (598,100)
       Undistributed equity in (earnings) loss of joint ventures            (7,537,300)     (2,762,700)        392,600
       Gain on sale of assets                                                  988,800              --              --
       Changes in assets and liabilities
          Decrease (increase) in accounts and other receivables             (5,719,400)        149,600       2,316,100
          Decrease (increase) in inventories                               (12,658,400)        534,700      (4,735,200)
          Decrease (increase) in prepaid expenses                             (866,500)       (709,600)      5,836,900
          Increase in accounts payable and accrued expenses                    503,100       7,714,400       1,005,800
          (Decrease) in current and deferred income taxes                   (2,250,000)     (1,405,300)     (1,829,300)
          (Increase) decrease in other assets                                2,231,000        (783,600)     (1,073,300)
          Decrease (increase) in other accounts                               (321,500)        (14,000)         20,700
                                                                          ------------    ------------    ------------

               Net cash provided by operating activities                     1,640,600       9,606,800      14,051,700

Cash flows from investing activities
    Proceeds from fixed asset sales                                                 --              --         129,600
    Additions to property, plant and equipment                             (11,296,200)     (8,618,200)     (8,383,500)
    (Decrease) increase in short-term investments                                   --              --       2,500,000
    Purchase of assets - LitterMaid(TM), Inc.                                       --      (2,246,000)             --
    Purchase of assets - Bay Books and Tapes, Inc.                                  --      (1,180,000)             --
    Investments in joint ventures                                             (262,700)     (7,745,400)             --
    Decrease (increase) in receivable accounts and
       notes from affiliates                                               (10,951,200)    (15,301,600)      2,068,900
                                                                          ------------    ------------    ------------

               Net cash used in investing activities                       (22,510,100)    (35,091,200)     (3,685,000)

Cash flows from financing activities
    Net borrowings under lines of credit                                    21,099,100      21,840,200        (697,800)
    Payments of long-term debt                                                (814,900)       (814,800)       (814,900)
    Exercises of stock options and warrants                                  1,742,600       2,576,200         426,300
    Cash dividends paid                                                     (1,712,900)     (3,337,700)     (3,353,600)
    Purchases of common stock                                                       --      (3,768,100)     (1,011,400)
    Cost of intercompany recapitalization                                           --              --        (135,500)
                                                                          ------------    ------------    ------------

               Net cash provided by (used in) financing activities          20,313,900      16,495,800      (5,586,900)
                                                                          ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                              (555,600)     (8,988,600)      4,779,800

Cash and cash equivalents at beginning of year                               8,779,500      17,768,100      12,988,300
                                                                          ------------    ------------    ------------

Cash and cash equivalents at end of year                                  $  8,223,900    $  8,779,500    $ 17,768,100
                                                                          ============    ============    ============

                                                                                                                (continued)


                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                           1997             1996                 1995
                                                                       -------------    -------------       -------------
                                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
    Interest                                                           $   3,187,200    $   1,488,200       $     488,500
    Income taxes                                                       $      33,700    $     548,400       $   2,181,800

Non-cash investing and financing activities:
    Tax benefit resulting from exercise of stock options               $   3,493,000    $     183,600       $     242,800
    Valuation of non-employee stock options under SFAS 123
      (LitterMaid(TM)acquisition)                                      $          --    $     549,000       $          --

    In 1996, the Company purchased a 50-percent interest in New M-Tech Corporation in exchange for $3,000,000 in cash and $7,000,000 in long-term promissory notes.

    In 1996, the Company purchased a 50-percent interest in Salton/Maxim Housewares, Inc. in exchange for $3,254,300 in cash, 748,112 shares of Windmere common stock (valued at $6,057,000) and a $10,847,700 promissory note.

    In 1996, the Company acquired the remaining 50-percent of its seasonal products joint venture for a nominal amount. In conjunction with the acquisition, the Company obtained the following assets and liabilities:

          Cash                                                         $   1,102,300
          Accounts receivable                                              1,124,200
          Inventory                                                       10,305,100
          Prepaid and other assets                                            74,600
          Less liabilities assumed                                       (13,883,600)
                                                                       -------------

          Goodwill                                                     $   1,277,400
                                                                       =============


















The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE A - SUMMARY OF ACCOUNTING POLICIES

     Windmere-Durable Holdings, Inc. and Subsidiaries (the "Company") is principally engaged in the manufacture and sale of personal care, kitchen electric and seasonal products. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

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

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at December 31, 1997 include $4,741,000 held in foreign banks by the Company's Hong Kong and Canadian subsidiaries.

                                                                   (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

                                            1997             1996
                                       -------------    --------------

         Raw materials                 $  13,327,400    $   13,824,300
         Work in process                  21,062,400        20,551,900
         Finished goods                   67,782,600        55,137,800
                                       -------------    --------------

                                       $ 102,172,400    $   89,514,000
                                       =============    ==============

     RECEIVABLES FROM AFFILIATES

     Receivables from affiliates include accounts receivable which arise in the ordinary course of business and are settled as trade obligations, as well as notes receivable due from certain of the Company's joint venture partners ("affiliates"). Notes receivable from these affiliates are due upon demand and bear interest at prevailing market interest rates (Note C).

     PROPERTY, PLANT AND EQUIPMENT

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using accelerated and straight-line methods.

     INTANGIBLE ASSETS

     Intangible assets, consisting primarily of goodwill, are being amortized on a straight-line basis over periods ranging from 7-20 years. Intangible assets were $13,955,300 and $13,704,600 at December 31, 1997 and 1996,
     respectively, and the related accumulated amortization was $3,502,000 and $2,700,700, respectively.

     On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the value and future benefits of the net income generated by the related subsidiaries to determine that no impairment has occurred.

                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and bank debt. At December 31, 1997, the fair value of these instruments approximates the carrying amount of these items.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that eventual cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are reported on the same financial statement line as the hedged transaction. The Company does not use derivative financial instruments for trading or speculative purposes. Outstanding at December 31, 1997, are $7,000,000 in contracts to purchase Hong Kong dollars forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of six months or less. A deposit of $500,000 is held by the issuer as collateral on the contracts. No such contracts existed at December 31, 1996.

     INCOME TAXES

     No provision has been made for U.S. taxes on undistributed earnings of foreign subsidiaries and joint ventures of approximately $125,000,000 at December 31, 1997, as it is anticipated that such earnings will be reinvested in their respective operations or in other foreign operations.

     Deferred taxes have been provided on temporary differences in reporting certain transactions for financial accounting and tax purposes.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses.

                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     EARNINGS PER SHARE

     The Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" in 1997. FAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement as well as the restatement of prior periods presented.

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

                          Net Earnings
                             (Before
                          Extraordinary                Basic           Basic               Diluted          Diluted
                              Item)                   Shares            Eps                Shares             Eps
                          -------------             ----------        -------              ------          -------
         1997             $   19,835,300            17,654,772        $  1.12            19,776,183        $  1.00
         1996             $    3,951,400            16,846,418        $   .23            17,558,275        $   .23
         1995             $   (1,883,800)           16,758,955        $  (.11)           17,236,873        $  (.11)


     Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 2,121,411, 711,857, and 477,918 for 1997, 1996 and 1995, respectively. Options to purchase 34,000 shares of common stock at prices ranging from $18.38 to $24.19, which were outstanding during 1997, were not included in the computation of diluted EPS because the options' exercise prices were greater than the annual average market price of the common shares. These options were granted in 1997 and become exercisable over the next six years.

     Basic and diluted earnings per share for 1996 are $.03 after the effect of the extraordinary charge of $3,500,000 or $.20 per share for settlement of the Izumi case (Note S).

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130). "Reporting Comprehensive Income," and No. 131 (SFAS
     131), "Disclosures About Segments of an Enterprise and Related Information." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in 1998. The Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

                                                                   (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

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

     In December 1996, the Company acquired the remaining 50 percent of its seasonal products joint venture for a nominal amount. The results of operations of the joint venture have been excluded from the summarized financial information below for 1997.

     Summarized financial information of the unconsolidated companies is as follows:

                                                       1997              1996
                                                   --------------    --------------
         Current assets                            $  189,169,000    $   85,536,000
         Non-current assets                            41,623,000        32,524,000
                                                   --------------    --------------

         Total assets                              $  230,792,000    $  118,060,000
                                                   ==============    ==============

         Current liabilities                       $  158,045,000    $   65,991,000
         Non-current liabilities                        2,544,000           889,000
                                                   --------------    --------------

         Total liabilities                         $  160,589,000    $   66,880,000
                                                   ==============    ==============

         Sales                                     $  467,549,000    $  162,368,000
                                                   ==============    ==============

         Gross profit                              $  105,941,000    $   34,312,000
                                                   ==============    ==============

         Net earnings (loss)                       $   15,885,000    $    5,552,000
                                                   ==============    ==============

                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE C - INVESTMENTS IN JOINT VENTURES - Continued

     All sales made by joint ventures, other than sales of $1,250,000 and $935,000 by Salton to the Company in 1997 and 1996, respectively, were to entities other than members of the consolidated group. Included in the Company's sales are sales made to joint ventures of approximately $37,226,200, $17,855,400 and $7,485,300 in 1997, 1996 and 1995,
     respectively.

     Commencing in 1997, the Company provided New M-Tech with certain administrative services for a monthly management fee. In 1997, the total amount received from New M-Tech for such fees was approximately $93,200.

     The Company's loans to certain of its joint ventures totaled $9,854,100 and $8,045,800 at December 31, 1997 and 1996, respectively. The 1997 amount excludes notes receivable totaling $8,183,000 from the sale of assets by the Company's manufacturing subsidiary (Note P). The Company also has provided a $9.0 million corporate guarantee as support for a credit facility obtained by one of its joint ventures.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

                                                         USEFUL LIVES                 1997               1996
                                                         ------------           ---------------    ----------------
         Building                                       15 - 50 years           $     7,784,400    $      6,315,400
         Building improvements                           8 - 31 years                 1,925,600           2,220,200
         Computer equipment                               3 - 5 years                 6,045,500           5,173,300
         Furniture and equipment                          3 - 8 years                59,128,200          54,853,600
         Leasehold improvements                               8 years                 9,984,600           8,443,700
         Land and land improvements                     15 - 31 years                 2,660,100           2,660,100
                                                                                ---------------    ----------------
                                                  (Improvements only)                87,528,400          79,666,300
         Less accumulated depreciation
           and amortization                                                          50,329,000          46,906,500
                                                                                ---------------    ----------------

                                                                                $    37,199,400    $     32,759,800
                                                                                ===============    ================

NOTE E - NOTES AND ACCEPTANCES PAYABLE

     The Company's foreign subsidiaries (the "subsidiaries") have $14,600,000 in trade finance lines of credit, payable on demand, which are collateralized by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At December 31, 1997, the subsidiaries were utilizing, including letters of credit, approximately $3,400,000 of these credit lines. These subsidiaries also have available an additional $5,000,000 line of credit which is supported by a domestic standby letter of credit. As of December 31, 1997, $1,500,000 was being utilized under this facility.

                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995


NOTE E - NOTES AND ACCEPTANCES PAYABLE - Continued

     The Company has a $45,000,000 line of credit from a domestic bank, which is collateralized by domestic accounts receivable and inventory. At December 31, 1997, there was $41,500,000 outstanding under this credit line. Borrowings under the line bear interest at LIBOR plus 1.5 percent, (7.2% at December 31, 1997).

NOTE F - ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                                 1997               1996
                                                           ---------------    ----------------
         Advertising allowances                            $     1,307,200    $      1,075,600
         Salaries and bonuses                                    2,823,600           1,879,300
         Volume rebates                                          1,586,000           1,325,600
         Extraordinary litigation settlement                           -             5,300,000
         Other                                                   6,521,000           4,648,200
                                                           ---------------    ----------------

                                                           $    12,237,800    $     14,228,700
                                                           ===============    ================

NOTE G - LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                 1997               1996
                                                           ---------------    ----------------

         Note payable to Salton (Note J)                   $    10,847,700    $     10,847,700
         Notes payable to New M-Tech
           Corporation (Note J)                                  7,000,000           7,000,000
         Industrial development revenue bonds                    2,036,900           2,851,800
                                                           ---------------    ----------------
                                                                19,884,600          20,699,500

         Less current maturities                                 3,814,800             814,800
                                                           ---------------    ----------------

         Total long-term debt                              $    16,069,800    $     19,884,700
                                                           ===============    ================

     In 1985, the Company received proceeds of $7,500,000 from the issuance of tax-exempt industrial development revenue bonds. The bonds are being paid off in equal quarterly principal payments of $203,700 through May 2000. At December 31, 1997, the interest rate on the bonds was 6.70-percent. The bonds include certain covenants which provide, among other things, restrictions relating to the maintenance of minimum levels of working capital, net worth and other financial ratios. These bonds are unsecured (Note I).

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995



NOTE H - EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan for its employees to which the Company makes discretionary contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the three years ended December 31, 1997 were not significant.

     The Company does not provide any health or other benefits to retirees.

NOTE I - INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                       1997                1996               1995
                                ---------------     ---------------    ----------------
         Current
             Federal            $    (3,274,000)    $      (748,200)   $     (1,392,300)
             Foreign                                         (2,100)            183,800
             State                        2,000              34,000             (34,200)
                                ---------------     ---------------    ----------------
                                     (3,272,000)           (716,300)         (1,242,700)

         Deferred                     4,195,000             436,600             (38,100)
                                ---------------     ---------------    ----------------

                                $       923,000     $      (279,700)   $     (1,280,800)
                                ===============     ===============    ================

     The analysis of the deferred income tax provision (benefit) representing the tax effects of temporary differences between tax and financial reporting is as follows:

                                                        1997                1996               1995
                                                  ---------------     ---------------    ----------------
         Intercompany profit in inventory         $       (13,900)    $        (2,700)   $        (72,500)
         Differences in timing between
           financial and tax reporting                  1,879,000             145,700              49,300
         Utilization of net operating loss
           carryforward                                 1,678,200             356,200             220,100
         Deferred income                                  157,300             224,300             224,300
         Depreciation and amortization                    567,200            (246,900)           (303,800)
         Other                                            (72,700)            (40,000)           (155,500)
                                                  ---------------     ---------------    ----------------

                                                  $     4,195,100     $       436,600    $        (38,100)
                                                  ===============     ===============    ================


                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE I - INCOME TAXES - Continued

     The United States and foreign components of earnings (loss) before income taxes are as follows:

                                             1997               1996             1995
                                         -------------     -------------    -------------

         United States                   $   7,521,200     $  (2,253,800)   $  (8,056,300)
         Foreign                            13,237,100         5,925,500        4,891,700
                                         -------------     -------------    -------------

                                         $  20,758,300     $   3,671,700    $  (3,164,600)
                                         =============     =============    =============

     The differences between the statutory rates and the tax rates computed on pre-tax profits are as follows:

                                                                   1997                1996               1995
                                                                ---------           ----------          ---------
                                                                     %                   %                  %
                                                                ---------           ----------          ---------
         Tax expense (benefit) at statutory rates                  34.0%              34.0%              (34.0)%
         State taxes, net of federal tax benefit                     --                 .6                 (.7)
         Foreign (income) loss not subject to tax                    --               (6.4)                2.6
         Provision for prior years' Hong Kong
           income taxes                                              --                (.6)               12.3
         Net tax rate differential on undistributed
           foreign earnings                                       (23.5)             (17.3)              (25.6)
         Equity in joint venture earnings not
           subject to U.S. tax or already taxed                   (11.1)             (25.7)               (4.2)
         Effect of gross up of foreign taxes,
           net of foreign tax credit                                (.2)              (4.0)               (4.1)
         Federal withholding taxes                                  1.2                6.7                 7.8
         Other                                                      4.1                5.1                 5.4
                                                                   ----               ----                ----

                                                                    4.5%              (7.6)%             (40.5)%
                                                                   ====              =====              ======


     In 1995, the Company reached an agreement with the Hong Kong Inland Revenue Department concerning the taxes assessed against the Company's consolidated Hong Kong subsidiaries through 1991. The assessment, including interest charges and net of U.S. foreign tax credits, approximated $1,400,000. The Company made a provision in 1995 of $400,000 or $.02 per share, to increase its contingency reserve to the settlement amount. Security deposits of approximately $3,000,000 were refunded to the Company during 1995. Hong Kong tax returns for the fiscal years 1992 through 1996 have been audited and accepted as filed.





                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE I - INCOME TAXES - Continued

     The Internal Revenue Service has completed its examination of the Company's 1992 tax return. No material assessments were made. The Internal Revenue Service is presently examining the Company's 1994 and 1995 income tax returns and the Company's 401 (k) Plan filings. It is also examining the Company's compliance with the requirements supporting the deductibility of interest paid on the Industrial Development Revenue Bonds. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

     The Company's future income tax benefits at December 31, 1997, arise primarily from the Company's and its subsidiaries', net operating loss carryforwards. Valuation allowances have not been recorded limiting such benefits based on management's current estimate that future profits will be sufficient to realize these benefits.

     The primary components of future income tax benefits at December 31, 1997 are as follows:

       Net operating loss and other carryforwards       $   4,489,800
       Depreciation and amortization                       (1,743,500)
       Deferred income                                        131,800
       Differences in timing between financial
         and tax reporting                                  1,079,400
       Extraordinary litigation settlement                        -
       Other                                                  (25,800)
                                                        -------------
                                                            3,931,700

       Less amount included in other assets                 1,274,100
                                                        -------------

                                                        $   2,657,600
                                                        =============

     The tax benefits resulting from the exercise of stock options have been recorded as additions to paid-in capital in the amounts of $3,493,000 and $183,600 in 1997 and 1996, respectively.

     The amounts and expiration years of the Company's tax carryforwards are as follows:

                                                                   Expiration
                                                       Amount        Years
                                                     -----------   ----------
       Federal net operating losses:
          U.S.                                       $ 8,752,300       2012
          Canada                                     $   721,400       2003
          Hong Kong                                  $   100,900     Unlimited

       States/Provincial net operating losses:
          Florida                                    $19,960,600       2012
          Ontario                                    $    87,300       2003


     The Company also has U.S. tax credit carryforwards of $466,900, many of which do not expire.

NOTE J - ACQUISITIONS

     SALTON/MAXIM HOUSEWARES, INC.

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

                                                                   (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE J - ACQUISITIONS - Continued

     In addition, the Company received an option to purchase 453,000 shares of Salton common stock at an exercise price of $4.83 per share. The option becomes exercisable only if and to the extent that options to purchase shares of Salton common stock outstanding at the date of the stock purchase agreement are exercised. During 1997, the Company exercised 26,500 options under the terms of the agreement.

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

     BREAKROOM OF TENNESSEE, INC.

     In May 1996, the Company agreed to contribute inventory valued at $250,000 in exchange for a 50-percent interest in Breakroom of Tennessee, Inc., a joint venture formed to market and distribute office products.

                                                                  (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE J - ACQUISITIONS - Continued

     BAY BOOKS & TAPES, INC.

     In June 1996, the Company acquired the assets of the books and video publishing division of KQED, Inc., consisting mostly of inventory, for $1,180,000 in cash. Bay Books & Tapes, Inc. publishes public television companion books and videos.

     ANASAZI PARTNERS, L.P.

     In June 1996, the Company acquired a 50-percent interest in an investment partnership for $1,250,000. Payments as of December 31, 1997, include a $1,500,000 capital contribution to the partnership and loans totaling $1,500,000 to the partnership's other equity partner. Such loans bear interest at a rate of 8-percent per annum, are unsecured and are payable upon demand.

     The partnership's investments include certain privately traded securities whose values have been estimated by the General Partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed.

     PRO FORMA

     The results of operations on a pro forma basis as though Salton and New M-Tech had been acquired as of the beginning of the year ended December 31, 1996 is as follows: (In Thousands except per share amounts)

                                                                  YEAR ENDED DECEMBER 31,
                                                                  ------------------------
                                                                   1996           1995
                                                                  --------       --------
         Equity in net earnings (loss) of joint ventures          $ 2,152        $   (905)
         Net loss                                                 $  (306)       $ (2,482)
         Loss per common and common equivalent share              $  (.02)       $   (.14)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE K - COMMITMENTS AND CONTINGENCIES

     LITIGATION

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

                                                                   (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE K - COMMITMENTS AND CONTINGENCIES - Continued

     EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with several of its executive officers for periods ranging from two to five years. The agreements provide the employees with an option to terminate their agreements and receive lump sum payments of up to five years compensation if there is a change in control of the Company.

     LEASES

     In January 1998, the Company entered into a long-term operating lease for a warehouse facility. Future minimum payments under the lease, which commences April 1998, are as follows:

                           1998                             $     472,500
                           1999                                 1,161,600
                           2000                                 1,338,800
                           2001                                 1,338,800
                           2002                                 1,338,800
                           Thereafter                           7,028,400
                                                            -------------

                                                            $  12,678,900
                                                            =============

     OTHER

     In April 1994, the Company purchased from Ourimbah Investment, Limited ("Ourimbah") the remaining 20% of the issued and outstanding capital stock of Durable (the "Purchased Shares") which had not, prior to such purchase, been owned, directly or indirectly, by the Company. In connection with such purchase, the Company agreed to make an additional payment to Ourimbah for the Purchased Shares upon the occurrence of a change of control of the Company on or before July 1, 1999. Any such additional payment will be in an amount with respect to each Purchased Share equal to the greater of (i) the same multiple of earnings per share of Durable as the highest multiple of earnings per share paid for the shares of common stock of the Company received in connection with such change of control or (ii) the same multiple of net asset value per share of Durable as the highest multiple of price per net asset value per share paid for the shares of common stock of the Company received in connection with such change of control. For purposes of determining whether any such additional payment is required, a change of control will be deemed to have occurred upon (i) the acquisition by any person of 50% or more of the then

                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE K - COMMITMENTS AND CONTINGENCIES - Continued

     OTHER - Continued

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

     In December 1997, the employment agreements of the senior members of Salton's management expired. Disagreements arose between the management and the members of the Salton board of directors who have been designated by the Company under the Stockholders' Agreement between the two companies, dated July 11, 1996 (the "Windmere Directors"), as to the provisions to be contained in new agreements or the terms under which management would continue to be employed by Salton if no agreements were executed. During the course of these discussions, Salton alleged that certain actions of the Company would breach the terms of the July 11, 1996 Marketing Cooperation Agreement between the Company and Salton and violate fiduciary duties to Salton. The Company and the Windmere Directors, after being advised by legal counsel, vehemently disagree with the allegations and although discussions are currently under way in an attempt to resolve these issues, there can be no assurance that these negotiations will be successful. A failure to resolve these disputes could have a material adverse effect on the Company's business relationship with Salton.

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

     In May 1997, the Company's shareholders approved and ratified the 1996 Stock Option Plan. The 1996 plan provides for the granting of incentive stock options for employees and non-qualified stock options for employees, consultants and directors. A total of 850,000 shares of common stock have been reserved under the 1996 plan.

     The exercise price of all options granted by the Company equals the market price at the date of grant. No compensation expense has been recognized.

     Prior to December 31, 1995, the Company accounted for non-qualified options under APB Opinion 25 and related Interpretations. Commencing January 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE L - STOCKHOLDERS' EQUITY - Continued

     During 1997, the Company issued options to purchase 25,000 shares to non-employee sales representatives.

     During 1996, the Company issued options to purchase 97,500 shares of common stock to non-employee sales representatives. These sales representatives included Top Sales and TJK (Note P), each of which received options to purchase 25,000 shares. The options were issued with an exercise price that was equal to the market price on the date of the grant. The total fair value of the options, as determined under SFAS 123, was $357,000 which is to be amortized over the vesting period of the options. The 1997 and 1996 expense associated with non-employee stock options totaled $90,000 and $68,000, respectively.

     In connection with the 1996 purchase of certain assets of LitterMaid(TM), the Company issued options for the purchase of 150,000 shares of common stock. The total fair value of the options, as determined under SFAS 123, was $549,000 and has been included in the cost of purchasing the assets.

     Had compensation cost for the Employees' Incentive Stock Option Plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

                                                                   1997            1996             1995
                                                               ------------     ------------    ------------

              Net earnings (loss)
                  As reported                                  $ 19,835,300     $    451,400    $ (1,883,800)
                  Pro forma                                    $ 18,911,900     $ (2,846,400)   $ (1,935,700)

              Basic earnings (loss) per share
                  As reported                                  $       1.12     $        .03    $      (.11)
                  Pro forma                                    $       1.07     $       (.17)   $      (.11)

              Diluted earnings (loss) per share
                  As reported                                  $       1.00     $        .03    $      (.11)
                  Pro forma                                    $        .96     $       (.17)   $      (.11)

     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE L - STOCKHOLDERS' EQUITY - Continued

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0.0 percent for all years; expected volatility of 37.85 percent and
     43.97 percent; risk-free interest rates of 5.33 percent and 5.56 percent; and expected holding periods of 4 and 6.34 years.

     A summary of the status of the Company's fixed stock options as of December 31, 1997 and 1996, and changes during the years ending on those dates is as follows:

                                                               1997                                  1996
                                               ---------------------------------    ------------------------------
                                                                 Weighted-                            Weighted-
                                                  Shares          Average              Shares          Average
                                                   (000)       Exercise Price           (000)       Exercise Price
                                               -----------    ------------------    -----------    ---------------
         Outstanding at
           beginning of year                         3,369       $      7.03              1,866        $     5.95
         Granted                                       235             14.94              1,758              7.89
         Exercised                                    (764)             6.45               (221)             4.20
         Forfeited                                     (27)             8.68                (34)             6.16
                                               -----------       -----------        -----------        ----------
         Outstanding at
           end of year                               2,813              7.77              3,369              7.03
                                               ===========                          ===========

         Options exercisable at
           end of year                               1,625                                1,563
         Weighted-average fair value
           of options granted during
           the year                             $     5.54                           $      4.04


     The following information applies to options outstanding at December 31, 1997.

                                            Options Outstanding                          Options Exercisable
                               --------------------------------------------------     ----------------------------
-                                                 Weighted-
                                                  Average           Weighted -                         Weighted-
           Range Of               Shares         Remaining           Average             Shares         Average
       Exercise Prices             (000)     Contractual Life     Exercise Price          (000)      Exercise Price
       ---------------         -----------   -----------------   -----------------    -----------   ---------------

       $2.875 - $3.693               228            2.72             $    3.28               228        $    3.15
       $4.500 - $6.375               102           12.85                  5.88               101             4.72
       $7.000 - $10.375            2,159           17.17                  7.19             1,359             7.37
       $10.875 - $14.875             290            6.15                 13.88                62            12.46
       $18.375 - $24.188              34            6.00                 19.23                -              -
                                --------                                               ---------
       $2.875 - $24.188            2,813           14.52                  7.77             1,750             6.76
                                ========                                               =========

                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE L - STOCKHOLDERS' EQUITY - Continued

     WARRANTS

     As part of a lawsuit settlement, warrants to purchase 750,423 shares of the Company's common stock have been issued. The warrants which had an exercise price of $7.50 per share expired on January 19, 1998. Upon expiration, 565,796 warrants had been exercised.

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

     DIVIDENDS

     In August 1997, the Board of Directors re-evaluated the dividend policy in light of the Company's strategic repositioning for growth and the resultant cash requirements and eliminated the Company's quarterly cash dividend.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




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

NOTE N - GEOGRAPHIC AREA INFORMATION

                                                            1997            1996              1995
                                                     --------------    --------------    --------------
     REVENUES
        United States operations                     $  179,756,100    $  127,093,600    $  126,959,000
        International operations
           Sales to unaffiliated customers               82,129,000        69,910,000        60,817,900
           Transfers between geographical
             areas                                       96,842,700        82,809,500        83,517,400
        Eliminations                                    (96,842,700)      (82,809,500)      (83,517,400)
                                                     --------------    --------------    --------------

                                                     $  261,885,100    $  197,003,600    $  187,776,900
                                                     ==============    ==============    ==============

     OPERATING PROFIT
        United States operations                     $     (474,300)   $   (3,831,000)   $   (7,774,000)
        International operations                         15,033,000         5,020,100         1,854,500
        Eliminations                                       (530,000)         (889,000)        1,164,000
                                                     --------------    --------------    --------------

           Operating profit (loss)                       14,028,700           300,100        (4,755,500)

        Equity in net earnings (loss)
          of joint ventures                               7,353,200         2,298,700          (392,600)
        Interest expense                                 (3,351,100)       (1,345,900)         (578,300)
        Interest and other income                         2,727,500         2,418,800         2,561,800
                                                     --------------    --------------    --------------

           Consolidated earnings (loss)
             before income taxes
             and extraordinary item                  $   20,758,300    $    3,671,700    $   (3,164,600)
                                                     ==============    ==============    ==============


                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE N - GEOGRAPHIC AREA INFORMATION - Continued

                                                          1997               1996               1995
                                                     ---------------    ---------------    ---------------
     IDENTIFIABLE ASSETS
        United States operations                     $   248,795,800    $   180,503,900    $   101,555,700
        International operations                         174,944,900        159,785,100        145,714,800
        Eliminations                                    (141,893,600)      (103,010,100)       (59,258,600)
                                                     ---------------    ---------------    ---------------

           Consolidated assets                       $   281,847,100    $   237,278,900    $   188,011,900
                                                     ===============    ===============    ===============


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

     Salton accounted for 12.0% of 1997 sales. A kitchen electric appliance distributor and a national retail beauty supply chain accounted for 10.9% and 10.3%, respectively, of 1996 sales. In 1995, Wal-Mart Stores, Inc. and a kitchen electric appliance distributor accounted for 13.1% and 11.4%, respectively, of the Company's sales.

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

                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE O - CONCENTRATION OF CREDIT AND OTHER RISKS - Continued

     The Company produces the vast majority of its products in its facilities in the People's Republic of China ("PRC"). The supply and cost of the products manufactured by Durable can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the Peoples's Republic.

     Recent months have seen an unusually rapid devaluation of certain Asian-Pacific currencies. While there has not been a material impact on the currencies in Hong Kong or the People's Republic, where the Company has operations, there can be no assurance that there will not be a material impact in the future.

     Hong Kong underwent a transfer of control to the People's Republic in July 1997. Durable is incorporated in Hong Kong and its executive, sales offices and its senior executives are located or reside there. The Company also conducts significant trading activities through subsidiaries incorporated in Hong Kong. The Company's business has not been materially affected by the governmental changes that have already occurred. Although the Company believes that its operations will not be materially affected by any further governmental changes occurring in Hong Kong, no assurance can be given that such changes will be benign.

     In 1997, President Clinton extended the People's Republic's most-favored nation (MFN) trading status for an additional year. The President announced in 1994 that the United States would, in the future, permanently de-link MFN renewal from human rights issues, other than freedom of emigration provisions. Under U.S. law, MFN status means that products are subject to the relatively low duty rates set forth in Column 1 of the Harmonized Tariff Schedules of the United States (HTSUS), that have resulted from several rounds of reciprocal tariff negotiations conduct under the auspices of the General Agreement on Tariffs and Trade (GATT) since 1945. Products from countries not eligible for MFN treatment are subject to much higher rates of duty, averaging 30 percent ad valorem, as set forth in Column 2 of the HTSUS. If MFN status for goods produced in the People's Republic were removed there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which could have a material adverse impact on the Company's revenues and earnings.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE P - RELATED PARTY TRANSACTIONS

     The Company has used the services of Top Sales Company, Inc. ("Top Sales"), an independent sales representative, since 1978. A member of the Company's Board of Directors is the sole shareholder and Chief Executive Officer of Top Sales. The Company made commission payments to Top Sales of $531,100, $693,300 and $556,400 in 1997, 1996 and 1995, respectively. In 1996, the
     President of TJK Sales Inc. ("TJK"), an independent sales representative, became a member of the Company's Board of Directors. Commission payments to TJK totaled $427,000 and $469,000 in 1997 and 1996, respectively.

     In 1986, the Company made a non-interest bearing loan of $78,000 to a director of the Company. The entire amount of such loan was outstanding at December 31, 1997.

     The Company loaned $300,000 to Lion Redcliff Import and Export, Ltd., which is 50-percent owned by an entity whose President is also a Director of the Company. Pursuant to the note, periodic principal payments are made by the debtor. The remaining obligation of $150,000 at December 31, 1997, was paid in March 1998.

     Included in receivables from affiliates is $584,500 due the Company's President and Chief Executive Officer. Such amount is due upon demand and bears interest at the prevailing market rate.

     On October 1, 1997, one of the Company's wholly-owned subsidiaries sold certain assets to New M-Tech for $1,977,600 of which a gain of $988,800 has been recorded as Other Income. The Company has recorded a note receivable from New M-Tech as payment for the assets. The note is payable in 24 quarterly installments, which commenced December 31, 1997 and bears interest at a rate of prime plus one percent (9.5% at December 31, 1997). On November 1, 1997, New M-Tech purchased all the common stock of the subsidiary for $1,300 and assumed indebtedness totaling $6,220,000 due the Company's wholly-owned manufacturing subsidiary. The note evidencing the indebtedness matures on October 31, 2003, bears interest at a rate of prime plus one percent and is collateralized by inventory and fixed assets.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995




NOTE Q - SUPPLIER CONTRACT

     In January 1997, the Company through its 50-percent interests in Salton and New M-Tech entered into supply contracts with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name licensed to Salton and New M-Tech. Under the terms of the contract, Salton and New M-Tech will supply Kmart, either through the Company or other manufacturers, with a broad range of small electrical appliances, consumer electronics and telephone products under the White-Westinghouse brand name. Kmart will be the exclusive discount department store to market these White-Westinghouse products. The Company has entered into an agreement guaranteeing the performance of Salton and New M-Tech under the Kmart contract.

NOTE R - MARKETING COOPERATION AGREEMENT

     The Company has entered into various agreements pursuant to the Marketing Cooperation Agreement executed as part of the 1996 acquisition of Salton.

     In the fourth quarter of 1996, the Company entered into a license agreement, pursuant to which, it holds the exclusive world-wide rights to use the Farberware name on a broad range of small electric products. Under the Company's marketing cooperation agreement with Salton, Salton is to be the exclusive distributor of the Farberware products. The license agreement expires December 31, 2095 and calls for quarterly royalty payments of 10-percent of net sales as defined in the agreement.

     On April 30, 1997, the parties entered into an agreement under which fees are paid to the Company in consideration of its efforts in connection with the supply contract with Kmart.

     Fees earned by the Company under various marketing arrangements with its joint ventures totaled $3.3 million for 1997, and are classified as Sales and Other Revenues. No such fees were earned in 1996.

NOTE S - EXTRAORDINARY ITEM

     On March 27, 1997, the Company paid $4,500,000 to settle the lawsuit filed in April 1994 by Izumi relating to the Phillips settlement in 1992. An accrual of $5,300,000, including $800,000 in estimated legal expenses, was recorded as of December 31, 1996. The transaction resulted in an after tax charge of $3,500,000 and has been recorded as an extraordinary item, to correspond with the extraordinary gain recorded from the settlement in 1992.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                           SUPPLEMENTAL FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results for the years 1997 and 1996 are set forth in the following tabulation. (In Thousands)

                                                                                Net               Earnings
                                                       Gross                Earnings                (Loss)
                                 Sales                 Profit                 (Loss)              Per Share
                            ---------------       ---------------       --------------            ---------
     1997
     First quarter          $        51,412       $        10,819       $           321             $ .02
     Second quarter                  60,063                13,006                 1,941               .10
     Third quarter                   79,976                17,959                 8,517               .43
     Fourth quarter                  70,434                 22,54                 9,056               .45
                            ---------------       ---------------       ---------------              ----
         Total              $       261,885       $        64,378       $        19,835            $ 1.00
                            ===============       ===============       ===============            ======

     1996

     First quarter          $        40,440       $         8,603       $           296             $ .02
     Second quarter                  39,503                 8,349                  (442)            (.03)
     Third quarter                   56,181                10,415                 1,701               .10
     Fourth quarter                  60,880                12,358                (1,104) *          (.06)
                            ---------------       ---------------       ---------------            -----
         Total              $       197,004       $        39,725       $           451            $ .03 *
                            ===============       ===============       ===============            =====

* Differs by $.01 from earnings per share for the year-ended 1996, due to the effect of the change in common shares and common equivalent shares outstanding from quarter to quarter. Includes an after tax extraordinary charge for the settlement of the Izumi case of $3,500,000 or $.20 per share.

QUARTERLY STOCK QUOTATIONS AND DIVIDENDS PER SHARE

The Company's common stock is traded on the New York Stock Exchange under the symbol WND. High and low market prices and dividends paid per share in 1997 and 1996, by quarters, are as follows:

                                            Market Price
                                      ---------------------           Cash
                                       High           Low           Dividends
                                      --------       ------        ----------
         1997
         ----
         Fourth quarter               26-11/16       19-5/8        $       -
         Third quarter                24-1/8         16-1/4                -
         Second quarter               16-9/16        12-7/8               .05
         First quarter                14-5/8         12                   .05
                                                                   ----------
                                                                   $      .10
                                                                   ==========

         1996
         ----
         Fourth quarter               16-3/4         12-5/8        $      .05
         Third quarter                15-3/8         11-1/4               .05
         Second quarter               14-3/4           9-5/8              .05
         First quarter                11               6-7/8              .05
                                                                   ----------
                                                                   $      .20
                                                                   ==========

The approximate number of holders of common stock of the Company, as of December 31, 1997, was 1,400. This number does not include any adjustment for stockholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 6,500 stockholders.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED DECEMBER 1997, 1996 AND 1995




          COLUMN A                                COLUMN B                 COLUMN C             COLUMN D         COLUMN E
          --------                                --------           -----------------------    --------         --------
                                                                           Additions
                                                                           ---------
                                                 Balance at          Charged to      Charged                     Balance at
                                                 Beginning            Costs and     to Other                       End of
        Description                              of Period            Expenses      Accounts   Deductions          Period
        -----------                              ---------            --------      --------   ----------          ------
YEAR ENDED DECEMBER 31, 1997
  Reserves deducted from assets to which
   they apply:
    Allowance for possible losses on
    accounts receivable                          $1,129,000           $  433,000    $  62,700(a)  $ (513,400)(b)     $1,111,300
                                                 ==========           ==========    ===========   =============      ==========


YEAR ENDED DECEMBER 31, 1996
  Reserves duducted from assets to which
   they apply:
    Allowance for possible losses on
     accounts receivable                         $1,158,000           $  930,000    $   4,000(a)  $  (963,000)(b)    $1,129,000
                                                 ==========           ==========    ===========   ==============     ==========


YEAR ENDED DECEMBER 31, 1995
  Reserves duducted from assets to which
   they apply:
    Allowance for possible losses on
     accounts receivable                         $1,338,100           $  894,700    $  31,600(a)  $ 1,106,400 (b)    $1,158,000
                                                 ==========           ==========    ===========   ==============     ==========







(a)  Recoveries of amounts previously written off against the reserve.

(b)  Write-off of accounts receivable against the reserve.