Form 10-Q
period 1998-03-31
WINDMERE DURABLE HOLDINGS INC
filed 1998-05-15
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----          SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended      MARCH 31, 1998
                                      ------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ----         SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from             to
                                       ------------   ---------------

                         Commission File Number    1-10177
                                                -------------

                        WINDMERE-DURABLE HOLDINGS, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          FLORIDA                                   59-1028301
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

  5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                  33014
  --------------------------------------------                ----------
    (Address of principal executive offices)                  (Zip Code)

                                 (305) 362-2611
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                     ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             NUMBER OF SHARES OUTSTANDING
       CLASS                                        ON MAY 7, 1998
       -----                                 ----------------------------
Common Stock, $.10 Par Value                          18,758,336

                         WINDMERE-DURABLE HOLDINGS, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

         ITEM     Consolidated Statements of Earnings for the           3
                   Three Months Ended March 31, 1998 and
                   1997

                  Consolidated Balance Sheets as of                      4-5
                   March 31, 1998, December 31, 1997
                   and March 31, 1997

                  Consolidated Statements of Cash Flows                  6-7
                   for the Three Months Ended March 31, 1998
                   and 1997

                  Notes to Consolidated Financial Statements             8-11

         ITEM 2.  Management's Discussion and Analysis of                12-15
                   Financial Condition and Results of
                   Operations

PART II.          OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                      16

         ITEM 6.  Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                               17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         WINDMERE-DURABLE HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)


                                           Three Months Ended March 31,
                                ----------------------------------------------
                                        1998                        1997
                                ------------------          ------------------

Sales and Other Revenues        $ 55,394     100.0%         $ 51,412     100.0%
Cost of Goods Sold                42,511      76.7            40,593      79.0
                                --------     -----          --------     -----
  Gross Profit                    12,883      23.3            10,819      21.0

Selling, General and
 Administrative Expenses          11,706      21.1             9,697      18.9
                                --------     -----          --------     -----

  Operating Profit                 1,177       2.2             1,122       2.1

Other (Income) Expense
 Interest Expense                  1,045       1.9               624       1.2
 Interest and Other Income          (681)     (1.2)             (477)      (.9)
                                --------      ----          --------     -----
                                     364        .7               147        .3
                                --------      ----          --------     -----

Earnings Before Equity in Net
 Earnings of Joint Ventures
 and Income Taxes                    813       1.5               975       1.8

Equity in Net Earnings
 of Joint Ventures                   445        .8              (490)      (.9)
                                --------      ----          --------     -----

Earnings Before Income Taxes       1,257       2.3               485        .9

Provision for Income Taxes           121        .2               164        .3
                                --------      ----          --------     -----

Net Earnings                    $  1,136       2.1%         $    321        .6%
                                ========      ====          ========     =====

Earnings Per Share - basic      $    .06                    $    .02
                                ========                    ========

Earnings Per Share - diluted    $    .06                    $    .02
                                ========                    ========


Dividends Per Common Share      $    .00                    $    .05
                                ========                    ========




The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                        3/31/98      12/31/97      3/31/97
                                        -------      --------      -------
ASSETS

CURRENT ASSETS

Cash & Cash Equivalents                $  2,491     $  8,224      $  9,188

Accounts and Other Receivables,
 less allowances of $1,068,
 $1,111 and $1,193, respectively         38,506       43,338        32,492
Receivables from Affiliates (Note 2)     17,303       15,291        17,108
Inventories
 Raw Materials                           16,330       13,327        13,856
 Work-in-process                         21,711       21,062        21,077
 Finished Goods                          61,728       67,783        50,112
                                       --------     --------      --------
  Total Inventories                      99,769      102,172        85,045

Prepaid Expenses                          7,032        4,618         4,903

Refundable Income Taxes                   3,950        5,043            --

Future Income Tax Benefits                1,274        1,274         3,274
                                       --------     --------      --------

  Total Current Assets                  179,325      179,960       152,010

INVESTMENTS IN JOINT VENTURES
 (NOTE 2)                                43,699       43,091        34,880

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $52,014,
 $50,329 and $46,959, respectively       38,009       37,199        33,139

Notes Receivable from Affiliate           7,872        7,799            --

OTHER ASSETS                             13,766       13,798        13,867

                                       --------     --------      --------
TOTAL ASSETS                           $273,671     $281,847      $233,896
                                       ========     ========      ========


                         WINDMERE-DURABLE HOLDINGS, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

CONTINUED

                                        3/31/98     12/31/97      3/31/97
                                        -------     --------      -------
LIABILITIES
CURRENT LIABILITIES

Notes and Acceptances Payable          $ 45,452     $ 42,982      $ 26,846

Current Maturities of Long-Term
 Debt                                     3,365        3,815           815

Accounts Payable and
 Accrued Expenses                        16,109       26,838        18,757

Deferred Income, current portion            165          247           352
                                        -------     --------      --------
  Total Current Liabilities              65,091       73,882        46,770

LONG-TERM DEBT                           15,866       16,070        19,681

DEFERRED INCOME, less current
 portion                                  1,031        1,074           165

STOCKHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares outstanding:
 18,722, 18,119 and
 17,478, respectively                     1,872        1,812         1,748
Paid-in Capital                          40,668       41,024        35,986
Retained Earnings                       150,223      149,088       130,431
Unrealized Foreign Currency
 Translation Adjustment                  (1,080)      (1,102)         (885)
                                       --------     --------      --------

 Total Shareholders' Equity             191,683      190,821       167,280
                                       --------     --------      --------
TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY                  $273,671     $281,847      $233,896
                                       ========     ========      ========



The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                        Three Months Ended March 31,
                                                        ---------------------------
                                                           1998           1997
                                                           ----           ----
Cash flows from operating activities:

 Net earnings                                           $   1,136       $   321

 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                                1,861         1,622
  Amortization of intangible assets                           213           264
  Amortization of deferred income                            (125)         (149)
  Net change in allowance for losses
   on accounts receivable                                     (44)          (57)
  Equity in net earnings (loss) of joint ventures            (608)          310
  Changes in assets and liabilities
   Decrease in accounts and other
    receivables                                             4,875         5,166
   Decrease in inventories                                  2,403         4,469
   Increase in prepaid expenses                            (2,414)       (1,152)
   (Increase) decrease in other assets                       (180)          148
   Decrease in accounts payable
    and accrued expenses                                  (10,729)       (7,578)
   Decrease in current and
    deferred income taxes                                   1,093             -
   (Increase) decrease in other accounts                       22          (146)
                                                         --------       -------

     Net cash provided by (used in)
       operating activities                                (2,497)        3,218


Cash flows from investing activities:

  Additions to property, plant and
    equipment - net                                        (2,671)       (2,001)

  Increase in receivable accounts
    and notes from affiliates                              (2,085)       (4,935)
                                                         --------       -------

      Net cash used in
       investing activities                              $ (4,756)      $(6,936)


                         WINDMERE-DURABLE HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

CONTINUED

                                                        Three Months Ended March 31,
                                                        ---------------------------
                                                          1998            1997
                                                          ----            ----
Cash flows from financing activities:

  Net borrowings under lines of credit                   $  2,470       $ 4,963
  Payments of long-term debt                                 (654)         (204)
  Exercise of stock options
   and warrants                                             2,050           223
  Cash dividends paid                                          --          (855)
  Payment of withholding tax on stock
    option exercises                                       (2,346)           --
                                                         --------       -------

   Net cash provided by
       financing activities                                 1,520         4,127
                                                         --------       -------

     (Decrease) increase in cash
       and cash equivalents                                (5,733)          409

Cash and cash equivalents at
  beginning of year                                         8,224         8,779
                                                         --------       -------

Cash and cash equivalents at end
  of quarter                                             $  2,491       $ 9,188
                                                         ========       =======


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

           Interest                                      $  1,643       $   117
           Income taxes                                  $     29       $    68




The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ACCOUNTING POLICIES

         INTERIM REPORTING

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and 1997, and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified for comparability.

         RECEIVABLES FROM AFFILIATES

         Receivables from affiliates include accounts receivable which arise in the ordinary course of business and are settled as trade obligations, as well as the current portion of notes receivable due from certain of the Company's joint venture partners ("affiliates"). Notes receivable from these affiliates are due upon demand and bear interest at prevailing market interest rates.

2.       INVESTMENTS IN JOINT VENTURES

         Investments in joint ventures consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in Salton/Maxim Housewares, Inc.("Salton"), Newtech Electronics Industries, Inc. ("Newtech"), PX Distributors, Inc. ("PX"), Breakroom of Tennessee, Inc. and Anasazi Partners, L.P. ("Anasazi").

         Summarized financial information of the unconsolidated companies is as follows: (In Thousands)

                                            Three                      Three
                                         Months Ended  Year Ended   Months Ended
                                           3/31/98       12/31/97       3/31/97
                                         ---------      ---------     ----------
                  EARNINGS

                  Sales                   $107,064      $467,549      $ 50,177
                  Gross Profit            $ 29,746      $108,100      $ 14,055
                  Net Earnings (Loss)     $  1,541      $ 15,885      $   (619)


                  BALANCE SHEET

                  Current Assets          $172,539      $169,300      $ 78,215
                  Noncurrent Assets       $ 41,679      $ 38,781      $ 34,011
                  Current Liabilities     $140,171      $132,550      $ 60,241
                  Shareholders' Equity    $ 74,047      $ 61,581      $ 51,098

         Notes receivable from affiliates totaled $16.7 million at March 31, 1998 which includes $8.1 million, of which $.3 million is short term, from the 1997 sale of one of the Company's manufacturing subsidiaries. The Company has also provided a $9.0 million corporate guarantee as support for a credit facility obtained by one of its joint ventures.

         All sales made by joint ventures in the three month periods ended March 31, 1998 and 1997 were to entities other than members of the consolidated group. Sales totaling $6.3 million and $7.7 million were made by the Company to the joint ventures in the three month periods ended March 31, 1998 and 1997, respectively. Included in Receivables from Affiliates at March 31, 1998 is $6.7 million due the Company from the joint ventures for trade receivables.

         Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results and are not part of the above table.

3.       SHAREHOLDERS' EQUITY

         EARNINGS PER SHARE

         In 1997, the Company adopted Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic shares for the three month periods ended March 31, 1998 and 1997 were 18,413,731 and 17,465,494, respectively. Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,779,910 and 1,855,345 for the three month periods ended March 31, 1998 and 1997, respectively.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Differences between net earnings and comprehensive earnings for the three month periods ended March 31, 1998 and 1997 were insignificant and, therefore, have not been separately disclosed.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." The Company has not assessed the effect this new standard will have on its consolidated financial statements and/or disclosures.

5.       MARKETING COOPERATION AGREEMENT

         On April 30, 1997, the Company entered into a Letter Agreement with Salton pursuant to the Marketing Cooperation Agreement included as part of the original Stock Purchase Agreement. Fees earned by the Company under marketing arrangements with its joint ventures totaled $.7 million for the three month period ended March 31, 1998 and are classified as Sales and Other Revenues. Fees earned in the 1997 period were insignificant.

6.       COMMITMENTS AND CONTINGENCIES

         The Company, its 50-percent owned joint venture partners Salton and Newtech, White Consolidated Industries, Inc. ("White

         Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton and Newtech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the Court on July 15, 1997, and in accordance with the Court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the Court in a letter that the parties had agreed to pursue an expedited mini- trial/mediation proceeding in an effort to resolve their disputes. A mediation proceeding occurred and the parties were unable to reach a mediated settlement. Discovery is proceeding and the matter is likely to be tried in late 1998.

         In December 1997, the employment agreements of the senior members of Salton's management expired. Disagreements arose between the management and the members of the Salton board of directors who have been designated by the Company under the Stockholders' Agreement between the two companies, dated July 11, 1996 (the "Windmere Directors"), as to provisions to be contained in new agreements or the terms under which management would continue to be employed by Salton if no agreements were executed. During the course of these discussions, Salton alleged that certain actions of the Company would breach the terms of the July 11, 1996 Marketing Cooperation Agreement between the Company and Salton and violate fiduciary duties to Salton. The Company and the Windmere Directors, after being advised by legal counsel, vehemently disagree with the allegations.

         On May 7, 1998, the Company announced that it had entered into an agreement which grants Salton the right to purchase the Company's 6,535,072 shares of Salton for $12 per share in cash and a six and one-half year, $15 million subordinated promissory note bearing interest at 4% per annum.

         The note is offset by 5% of the total purchase price paid by Salton for product purchases from the Company and its affiliates during the term of the note. The aggregate value of the transaction would be equivalent to $14.27 per share of Salton common stock. If Salton fails to exercise their right on or prior to June 30, 1998 or to close the purchase on or prior to October 30, 1998, then the Company will have the right to acquire all of the shares of Salton which it does not own in a tender offer and/or merger for $14.27 per share in cash or in registered shares of its common stock.

         The agreement further provides that in the event Salton acquires the Company's 50% interest in Salton: (i) the Company will simultaneously pay in full its $10.8 million promissory note to Salton; (ii) Salton will repurchase for approximately $3.3 million an option owned by the Company to purchase up to 458,500 shares of Salton stock; and (iii) various contractual and other arrangements, including those relating to Kmart, will continue subject to certain modifications.

         The Company and the other 50 percent owner in Newtech have entered into an agreement whereby each party will transfer 5.0% of their interest in Newtech to a third party if and when a liquidity event for the Company occurs. Pursuant to the agreement, a liquidity event would occur if Newtech sells equity interests in a public offering, Newtech is sold to a third party, or if there is an other disposition of the Company's interest or other similar event. On May 14, 1998, Newtech filed a Form S-1 Registration Statement to publicly offer shares of its common stock with the Securities and Exchange Commission.

7.       SUBSEQUENT EVENTS

         On May 11, 1998 the Company announced that it had signed a definitive agreement to acquire The Black & Decker Corporation's Household Products Group, which includes the Cooking, Garment Care, Food Preparation and Beverage categories.

         Pursuant to the terms of the acquisition agreement, the Company will purchase the assets and assume certain liabilities of The Black & Decker Household Products Group for $315 million in cash. In connection with the transaction, the Company and Black & Decker have established a long-term licensing arrangement which will allow Windmere to continue to market products under the Black & Decker brand name in the Cooking, Garment Care, Food Preparation and Beverage categories in North and Latin America, excluding Brazil, Uruguay and Paraguay, for a minimum of six and one-half years on a royalty-free basis with potential renewal periods upon mutual agreement. The Company has received a commitment from its senior lender in the amount of the transaction plus transaction fees as well as an additional working capital facility. The transaction is expected to close within 60 days, subject to the receipt of regulatory and other necessary approvals.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO  THREE MONTHS ENDED MARCH 31, 1997

Sales and Other Revenues ("Sales") for the first quarter of 1998 increased by $4.0 million or 7.7% over Sales for the same period in 1997. The increase is primarily the result of increases in distribution sales of the Company's LitterMaid product as well as private label kitchen and seasonal products. Sales to a national retail beauty supply chain accounted for 10.2% of total sales for the 1998 period.

Fees earned by the Company under marketing arrangements with its joint ventures in the 1998 period totaled $.7 million and are classified as Sales and Other Revenues. Fees earned in the 1997 period were not significant.

                                   COMPARATIVE REVENUE RESULTS
                                   ---------------------------
(In Thousands)                          Three Months Ended
                         ------------------------------------------------
                            MARCH 31, 1998             MARCH 31, 1997
                         -------------------        ---------------------
DISTRIBUTION             $  45,249      81.7%       $  39,615        79.4%
MANUFACTURING               10,145      18.3           11,797        20.6
                         ---------     -----        ---------       -----
  Total Sales            $  55,394     100.0%       $  51,412       100.0%
                         =========     =====        =========       ======

The Company's gross profit margin increased to 23.3% of sales in the 1998 period as compared to 21.0% of sales in 1997. Decreases in certain raw material prices contributed significantly as did the higher margins related to sales of LitterMaid.

Selling, general and administrative costs increased by $2.0 million in the first quarter of 1998 compared to the same period of 1997. The increase is primarily the result of the Company's increased investment in development of the LitterMaid business including $1.2 million in advertising expenditures.

The Company's equity in net earnings of joint ventures was $.5 million for the first quarter of 1998 as compared to a loss of $.5 million for the same period in 1997.

Interest expense increase by $.4 million to $1.0 million in the 1998 period. The increase is the result of the increased level of borrowing under the Company's credit facilities.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations, and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

In 1997, the Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share". Basic shares for the three month periods ended March 31, 1998 and 1997 were 18,413,731 and 17,465,494, respectively. Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,779,910 and 1,855,345 for the three month periods ended March 31, 1998 and 1997, respectively. The increase in number of shares was primarily due to the additional dilutive effect of stock option exercises and the Company's higher average stock price in 1998.

LIQUIDITY & CAPITAL RESOURCES

At March 31, 1998, the Company's current ratio and quick ratio were 2.6 to 1 and
1.1 to 1 as compared to 3.3 to 1 and 1.1 to 1 at March 31, 1997. Working capital at both dates was $105.2 million.

Cash balances decreased by $5.7 million during the three months ended March 31, 1998. Cash of $2.5 million used in operating activities is the net result of collections for year end 1997 sales and decreases in inventory balances offset by payments made to vendors prior to the annual closing of the Company's manufacturing facilities for Chinese New Year. The $4.8 million in cash used in investing activities reflects capital expenditures of $2.7 million and an increase of $2.1 million due from affiliates.

Certain of the Company's foreign subsidiaries (the "subsidiaries") have $21.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At March 31, 1998, the subsidiaries were utilizing, including letters of credit, approximately $7.0 million of these credit lines. These subsidiaries also have available a $5.0 million revolving line of credit which is supported by a domestic standby letter of credit, of which $4.3 million was outstanding as of March 31, 1998. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company has a $55.0 million line of credit from a domestic bank, secured by domestic accounts receivable and inventory. At March 31, 1998, outstanding borrowings under this credit line totaled $39.0 million.

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

On May 11, 1998 the Company announced that it had signed a definitive agreement to acquire The Black & Decker Corporation's Household Products Group, which will include the Cooking, Garment Care, Food Preparation and Beverage categories.

Pursuant to the terms of the acquisition agreement, the Company will purchase the assets and assume certain liabilities of The Black & Decker Household Products Group for $315 million in cash. In connection with the transaction, the Company and Black & Decker have established a long-term licensing arrangement which will allow Windmere to continue to market products under the Black & Decker brand name in the Cooking, Garment Care, Food Preparation and Beverage categories in North and Latin America, excluding Brazil, Uruguay and Paraguay, for a minimum of six and one-half years on a royalty-free basis with potential renewal periods upon mutual agreement. The Company has received a commitment from its senior lender in the amount of the transaction plus transaction fees as well as an additional working capital facility. The transaction is expected to close within 60 days, subject to the receipt of regulatory and other necessary approvals. The Company believes that its cash on hand and internally generated funds, together with its credit lines, including funds committed in conjunction with the acquisition of the Black & Decker Household Products Group, will provide sufficient funding to meet the Company's capital requirements and its operating needs for the foreseeable future.

LEGAL PROCEEDINGS

The Company, its 50-percent owned joint venture partners Salton and Newtech, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United Stated District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton and Newtech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the Court on July 15, 1997, and in accordance with the Court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the Court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. A mediation proceeding occurred and the parties were unable to reach a mediated settlement. Discovery is proceeding and the matter is likely to be tried in late 1998.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company.

COMMITMENTS AND CONTINGENCIES

In December 1997, the employment agreements of the senior members of Salton's management expired. Disagreements arose between the management and the members of the Salton board of directors who have been designated by the Company under the Stockholders' Agreement between the two companies, dated July 11, 1996 (the "Windmere Directors"), as to provisions to be contained in new agreements or the terms under which management would continue to be employed by Salton if no agreements were executed. During the course of these discussions, Salton alleged that certain actions of the Company would breach the terms of the July 11, 1996 Marketing Cooperation Agreement between the Company and Salton and violate fiduciary duties to Salton. The Company and the Windmere Directors, after being advised by legal counsel, vehemently disagree with the allegations.

On May 7, 1998, the Company announced that it had entered into an agreement which grants Salton the right to purchase the Company's 6,535,072 shares of Salton for $12 per share in cash and a six and one-half year, $15 million subordinated promissory note bearing interest at 4% per annum.

The note is offset by 5% of the total purchase price paid by Salton for product purchases from the Company and its affiliates during the term of the note. The aggregate value of the transaction would be equivalent to $14.27 per share of Salton common stock. If Salton fails to exercise their right on or prior to June 30, 1998 or to close the purchase on or prior to October 30, 1998, then the Company will have the right to acquire all of the shares of Salton which it does not own in a tender offer and/or merger for $14.27 per share in cash or in registered shares of its common stock.

The agreement further provides that in the event Salton acquires the Company's 50% interest in Salton: (i) the Company will simultaneously pay in full its $10.8 million promissory note to Salton; (ii) Salton will repurchase for approximately $3.3 million an option owned by the Company to purchase up to 458,500 shares of Salton stock; and (iii) various contractual and other arrangements, including those relating to Kmart, will continue subject to certain modifications.

The Company and the other 50 percent owner in Newtech have entered into an agreement whereby each party will transfer 5.0% of their interest in Newtech to a third party if and when a liquidity event for the Company occurs. Pursuant to the agreement, a liquidity event would occur if Newtech sells equity interests in a public offering, Newtech is sold to a third party, or if there is an other disposition of the Company's interest or other similar event. On May 14, 1998, Newtech filed a Form S-1 Registration Statement to publicly offer shares of its common stock with the Securities and Exchange Commission.

MANUFACTURING OPERATIONS

The Company's products are primarily manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guangdong Province of the People's Republic of China, which is approximately 60 miles northwest of central Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. Substantially all of the Company's products are manufactured by Durable and unrelated factories in the People's Republic. Approximately 85- percent to 90-percent of the Company's revenues are currently derived from products manufactured by Durable. The supply and cost of these products, as well as finished products, can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic.

Recent months have seen an unusually rapid devaluation of certain Asian- Pacific currencies. While there has not been a material impact on the currencies in Hong Kong or the People's Republic, where the Company has operations, there can be no assurances that there will not be a material impact in the future.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 6.   Exhibits and Reports on Form 8-K.

 (a)            Exhibits

 (b) There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WINDMERE-DURABLE HOLDINGS, INC.
                                            (Registrant)



May 15, 1998                      By:    /s/ Harry D. Schulman
                                         ---------------------------------------
                                         Harry D. Schulman
                                         Senior Vice President -
                                         Finance and Administration and
                                         Chief Financial Officer
                                         (Duly authorized to sign on
                                         behalf of the Registrant)



May 15, 1998                       By:   /s/ Burton A. Honig
                                         --------------------------------------
                                         Burton A. Honig
                                         Vice President - Finance
                                         (Duly authorized to sign on
                                         behalf of the Registrant)