Form 10-Q
period 1998-06-30
WINDMERE DURABLE HOLDINGS INC
filed 1998-08-14
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----          SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended JUNE 30, 1998

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

                                 (305) 362-2611
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                    ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
       Class                                        On August 11, 1998
       -----                                   ----------------------------
Common Stock, $.10 Par Value                           21,857,811

                         WINDMERE-DURABLE HOLDINGS, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION

         Item 1.           Consolidated Statements of Operations for the                3-4
                            Six Months Ended June 30, 1998 and
                            1997

                           Consolidated Balance Sheets as of                            5-6
                            June 30, 1998, December 31, 1997
                            and June 30, 1997

                           Consolidated Statements of Cash Flows                        7-8
                            for the Six Months Ended June 30, 1998
                            and 1997

                           Notes to Consolidated Financial Statements                  9-18

         Item 2.           Management's Discussion and Analysis of                    19-26
                            Financial Condition and Results of
                            Operations

PART II.                   OTHER INFORMATION

         Item 1.           Legal Proceedings                                             27

         Item 4.           Submission of Matters to a Vote of
                             Security Holders                                            27

         Item 6.           Exhibits and Reports on Form 8-K                           27-29

SIGNATURES                                                                               30


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         WINDMERE-DURABLE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   (In Thousands Except Per Share Information)

                                              Three Months Ended June 30,
                                        ---------------------------------------
                                             1998                    1997
                                        ----------------        ---------------

Sales and Other Revenues                $ 62,568   100.0%       $ 60,063  100.0%
Cost of Goods Sold                        54,218    86.7          47,057   78.3
                                        --------   -----        --------  -----
  Gross Profit                             8,350    13.3          13,006   21.7

Selling, General and
 Administrative Expenses                  12,826    20.5          11,650   19.4

Repositioning Charge                       9,914    15.8               0      0
                                        --------   -----        --------  -----

  Operating Profit (Loss)                (14,390)  (23.0)          1,356    2.3

Other (Income) Expense
 Interest Expense                          1,426     2.3             709    1.2
 Interest and Other Income                (1,517)   (2.4)           (487)  ( .8)
                                        --------   -----        --------  -----
                                             (91)    (.1)            222     .4
                                        --------   -----        --------  -----

Earnings (Loss) Before Equity in Net
 Earnings (Loss) of Joint Ventures
 and Income Taxes                        (14,299)  (22.9)          1,134    1.9

Equity in Net Earnings
 of Joint Ventures                           751     1.2             611    1.0
                                        --------   -----        --------  -----

Earnings (Loss) Before
  Income Taxes                           (13,548)  (21.7)          1,745    2.9

Provision (Benefit) for
  Income Taxes                            (5,684)   (9.1)           (196)    .3
                                        --------   -----        --------  -----

Net Earnings (Loss)                     $ (7,864)  (12.6)%      $  1,941    3.2%
                                        ========   =====        ========  =====

Earnings (Loss) Per Share - basic       $   (.42)               $    .11
                                        ========                ========

Earnings (Loss) Per Share -
 diluted                                $   (.42)               $    .10
                                        ========                ========


Dividends Per Common Share              $    .00                $    .05
                                        ========                ========




The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   (In Thousands Except Per Share Information)

                                                Six Months Ended June 30,
                                         -------------------------------------
                                               1998                   1997
                                         ---------------        --------------
Sales and Other Revenues                 $117,962  100.0%       $111,475 100.0%
Cost of Goods Sold                         96,729   82.0          87,650  78.6
                                         --------  -----        -------- -----
  Gross Profit                             21,233   18.0          23,825  21.4

Selling, General and
 Administrative Expenses                   24,532   20.8          21,347  19.1

Repositioning Charge                        9,914    8.4               0     0
                                         --------  -----        -------- -----

 Operating Profit (Loss)                  (13,213) (11.2)          2,478   2.3

Other (Income) Expense
 Interest Expense                           2,471    2.2           1,333   1.2
 Interest and Other Income                 (2,198)  (1.9)           (964)  (.8)
                                         --------  -----        -------- -----
                                              273     .2             369    .4
                                         --------  -----        -------- -----

Earnings (Loss) Before Equity in
 Net Earnings of Joint
 Ventures and Income Taxes                (13,486) (11.4)          2,109   1.9

Equity in Net Earnings
 of Joint Ventures                          1,196    1.0             120    .1
                                         --------  -----        -------- -----

Earnings (Loss) Before
  Income Taxes                            (12,290) (10.4)          2,229   2.0

Provision (Benefit) for
  Income Taxes                             (5,563)  (4.7)            (31)   .0
                                         --------  -----        -------- -----

Net Earnings (Loss)                     $  (6,727)  (5.7)%      $  2,260   2.0%
                                        =========  =====        ======== =====

Earnings (Loss) Per Share - basic       $   (.36)               $    .13
                                        ========                ========

Earnings (Loss) Per Share - diluted     $   (.36)               $    .12
                                        ========                ========


Dividends Per Common Share              $    .00                $    .10
                                        ========                ========


The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)



                                            6/30/98     12/31/97       6/30/97
                                           --------     --------      --------
ASSETS

CURRENT ASSETS

Cash & Cash Equivalents                    $ 12,178     $  8,224      $  4,354

Accounts and Other Receivables,
 less allowances of $4,448,
 $1,111 and $1,146, respectively             84,212       43,338        35,646
Receivables from Affiliates (Note 2)         21,078       15,291        14,255
Inventories
 Raw Materials                               13,499       13,327        16,826
 Work-in-process                             22,191       21,062        21,704
 Finished Goods                             139,952       67,783        52,290
                                           --------     --------      --------
  Total Inventories                         175,642      102,172        90,820

Prepaid Expenses                             14,423        4,618         5,579

Refundable Income Taxes                       4,131        5,043             -

Future Income Tax Benefits                      974        1,274         3,404
                                           --------     --------      --------

  Total Current Assets                      312,638      179,960       154,058

INVESTMENTS IN JOINT VENTURES
 (NOTE 2)                                    44,796       43,091        35,860

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $54,008,
 $50,329 and $48,218, respectively           82,612       37,199        34,504

Notes Receivable from Affiliate               8,104        7,799             -

OTHER ASSETS                                237,211       13,798        13,199

                                           --------     --------      --------
TOTAL ASSETS                               $685,361     $281,847      $237,621
                                           ========     ========      ========

                         WINDMERE-DURABLE HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In Thousands)
Continued

                                           6/30/98      12/31/97      6/30/97
                                           -------      --------      -------
LIABILITIES

CURRENT LIABILITIES

Notes and Acceptances Payable              $ 14,747     $ 42,982      $ 29,269

Current Maturities of Long-Term
 Debt                                        44,293        3,815           815

Accounts Payable and
 Accrued Expenses                            91,758       26,838        18,840

Deferred Income, current portion                265          247           330
                                           --------     --------      --------
  Total Current Liabilities                 151,063       73,882        49,254

LONG-TERM DEBT                              349,185       16,070        19,477

DEFERRED INCOME, less current
 portion                                        990        1,074            83

STOCKHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares outstanding:
 18,800, 18,119 and
 17,478, respectively                         1,880        1,812         1,756
Paid-in Capital                              41,260       41,024        36,431
Retained Earnings                           142,360      149,087       131,513
Unrealized Foreign Currency
 Translation Adjustment                      (1,377)      (1,102)         (893)
                                           --------     --------      --------

 Total Shareholders' Equity                 184,123      190,821       168,807
                                           --------     --------      --------
TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY                      $685,361     $281,847      $237,621
                                           ========     ========      ========



The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1998          1997
                                                       ---------      --------
Cash flows from operating activities:

 Net earnings                                          $  (6,727)     $  2,260

 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation of property, plant and
   equipment                                               3,863         3,202
  Amortization of intangible assets                          496           561
  Amortization of deferred income                           (248)         (253)
  Repositioning charge                                    17,600             0
  Loss on disposal of fixed assets                           609             0
  Net change in allowance for losses
   on accounts receivable                                    146            17
  Equity in net loss of joint ventures                    (1,705)         (422)
  Changes in assets and liabilities
   Decrease in accounts and other
    receivables                                            2,608)        1,938
   (Increase) decrease in inventories                      4,236        (1,306)
   Increase in prepaid expenses                           (5,613)       (1,828)
   (Increase) decrease in other assets                   (29,897)          585
   Increase (decrease) in accounts payable
    and accrued expenses                                   5,022        (7,495)
   Increase in current and
    deferred income taxes                                  1,394          (172)
   Decrease in other accounts                               (275)         (111)
                                                       ---------      --------

     Net cash used in
       operating activities                               (8,491)       (3,024)


Cash flows from investing activities:

  Additions to property, plant and
    equipment - net                                       (7,499)       (4,946)

  Purchase of net assets - Household
    Products Group                                      (319,626)            0

  Investments in joint ventures                                0          (250)

  Increase in receivable accounts
    and notes from affiliates                             (6,092)       (2,146)
                                                       ---------      --------

      Net cash used in
       investing activities                            $(333,217)     $ (7,342)

                         WINDMERE-DURABLE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

Continued
                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1998          1997
                                                       ---------      --------
Cash flows from financing activities:

  Notes and acceptance                                 $ (28,235)     $  7,386

  Proceeds from issuance of long term debt               377,000             0
  Payments of long-term debt                              (3,407)         (408)
  Exercise of stock options
   and warrants                                            2,650           677
  Cash dividends paid                                         --        (1,714)
  Payment of withholding tax on
   stock option exercises                                 (2,346)           --
                                                       ---------      --------

   Net cash provided by
       financing activities                              345,662         5,941
                                                       ---------      --------

     Increase (decrease) in cash
       and cash equivalents                                3,954        (4,425)

Cash and cash equivalents at
  beginning of year                                        8,224         8,779
                                                       ---------      --------

Cash and cash equivalents at end
  of quarter                                           $  12,178      $  4,354
                                                       =========      ========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

           Interest                                    $   2,997      $    830
           Income taxes                                $       3      $      6







The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                SUMMARY OF ACCOUNTING POLICIES

                  Interim Reporting

                  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and 1997, and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                  Repositioning Charge

                  The Company in connection with its acquisition of the Black & Decker Household Products Group incurred a one-time repositioning charge totaling $17.6 million, $11.4 million after tax, of which $7.7 million is included in cost of goods sold. The charge is primarily non-cash and consists of writeoffs of inventory, goodwill and tooling associated with the Company's decision to exit certain personal care and other non-core, low-margin products. Also included are costs associated with the integration of the acquisition.

2.                INVESTMENTS IN JOINT VENTURES

                  Investments in joint ventures consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in Salton/Maxim Housewares, Inc.("Salton"), Newtech Electronics Industries, Inc. ("Newtech"), Breakroom of Tennessee, Inc. and Anasazi Partners, L.P. ("Anasazi"). The Company sold its equity interest in Salton on July 28, 1998.

                  Summarized financial information of the unconsolidated companies is as follows: (In Thousands)

                                            Six                         Six
                                        Months Ended   Year Ended   Months Ended
                                          6/30/98       12/31/97       6/30/97
                                          -------       --------       -------
                  EARNINGS

                  Sales                   $200,757      $467,549      $125,342
                  Gross Profit            $ 52,448      $108,100      $ 29,804
                  Net Earnings            $  2,756      $ 15,885      $    846


                  BALANCE SHEET

                  Current Assets          $181,546      $169,300      $106,995
                  Noncurrent Assets       $ 44,506      $ 38,781      $ 35,727
                  Current Liabilities     $146,368      $132,550      $ 87,806
                  Shareholders' Equity    $ 76,072      $ 61,581      $ 54,529

                  Notes receivable from affiliates totaled $11.7 million at June 30, 1998 which includes $8.1 million from the 1997 sale of one of the Company's manufacturing subsidiaries.

                  All sales made by joint ventures in the three month periods ended June 30, 1998 and 1997 were to entities other than members of the consolidated group. Sales made by the Company to the joint ventures in the three month periods ended June 30, 1998 and 1997 accounted for 16.7% and 16.1% of total sales, respectively. Included in Receivables from Affiliates at June 30, 1998 is $11.0 million due the Company from the joint ventures for trade receivables.

                  Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results and are not part of the above table.

3.                ACQUISITION

                  On June 26, 1998 the Company consummated its acquisition of the Black & Decker Household Products Group ("HPG") for $319.6 million in cash, and assumed certain related liabilities ("HPG Acquisition"). The acquisition includes the cooking, garment care, food preparation and beverage categories. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $207.3 million has been allocated between goodwill and other intangible assets and is being amortized on a straightline basis over periods of 6.5 to 40 years. As part of the HPG Acquisition, the Company licensed the Black & Decker(R) brand for use in marketing HPG products in North America, Central America, South America (excluding Brazil), and the Caribbean under a licensing arrangement with a minimum term of six and one-half years. For the first five years, the license will be on a royalty-free basis. Renewals, if mutually agreed upon, will be at specified minimum royalty payments. In addition, the Company purchased subbrands from The Black & Decker

                  Corporation, including Toast 'R Oven(TM), ProFinish(R), Quick 'N Easy(R), Spacemaker(R), and KT Kitchentools(TM).

                  To facilitate the acquisition, the Company entered into credit agreements providing it with an aggregate amount of $345 million in Senior Secured Credit Facilities and $185.0 million in Senior Subordinated Loans. The Company subsequently repaid the Senior Subordinated Loans in conjunction with the completion of its public offerings described in Note 8.

                  The following unaudited proforma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the 1998 period. Data for the 1997 period is not readily available.

                  (In thousands - except per share data)

                                                     Six Months Ended June 30,
                                                              1998
                                                              ----
                  Net Sales                                 $241,262
                  Net Loss                                  $(10,207) (1)
                  Loss Per Share                            $   (.55) (1)

                  -----------
                  (1) Includes a one-time, primarily non-cash repositioning charge of $11.4 million or $.61 per share, after tax.

4.                LONG-TERM DEBT

                  Senior Secured Credit Facilities

                  The Senior Credit Facilities, consist of a $160.0 million Senior Secured Revolving Credit Facility, a $90.0 million Tranche A Term Loan, a $75.0 million Tranche B Term Loan and a $20.0 million Tranche C Term Loan. The Company paid the purchase price of the HPG Acquisition, in part, with borrowings of $185.0 million under the Term Loans and $7.0 million under the Senior Secured Revolving Credit Facility.

                  The Senior Secured Revolving Credit Facility includes (a) a $20 million sublimit for the issuance of letters of credit and
                  (b) a $10 million sublimit for swing line loans (the "Swing Line Loans"). All amounts outstanding under the Senior Secured Revolving Credit Facility are payable on June 26, 2003. The Tranche A Term Loan is payable in quarterly installments, ranging from $2.0 million for the quarter ended March 31, 1999 to $6.5 million for the quarter ended March 31, 2003, and all remaining amounts owing due the following quarter. The Tranche B Term Loan is payable in annual installments of $630,000, with all remaining amounts owing thereunder due June 26, 2004. The Tranche C Term Loan was paid on July 27, 1998 with the proceeds from the Company's offerings (Note 8).

                  Interest accrues on the loans made under the Senior Secured Revolving Credit Facility and the Tranche A Term Loan (other than Swing Line Loans) at either LIBOR (adjusted for any reserves) or the base rate, which is the higher of NationsBank, N.A.'s prime rate and the federal funds rate plus 0.50% (the "Base Rate"), at the Company's option, plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that initially will be set at 2.25%, or the Base Rate, plus a specified margin of 1.25%, at the Company's option. Interest accrues on the Tranche B Term Loan at either LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that initially is at 3.00%, or the Base Rate plus a specified margin of 2.00%, at the Company's option. Swing Line Loans will bear interest at the Base Rate.

                  The aggregate amount outstanding under the Senior Credit Facilities will be prepaid by amounts equal to the net proceeds, or a specified portion thereof, from certain indebtedness and equity issuances and specified asset sales by the Company and its subsidiaries, and by a specified percentage of cash flow in excess of certain expenditures, costs and payments. The Company may at its option reduce the amount available under the Senior Credit Facilities to the extent such amounts are unused or prepaid in certain minimum amounts.

                  The Senior Credit Facilities are secured by a security interest in substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries, as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of a subsidiary of the Company that is a borrower under the Senior Credit Facilities. The Senior Credit Facilities will be guaranteed by all of the current and future domestic subsidiaries of the Company.

                  The Senior Credit Facilities contain a number of significant covenants that, among other things, will restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. In addition, under the Senior Credit Facilities, the Company is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio, a leverage ratio and a minimum EBITDA requirement.

                  10% Senior Subordinated Notes Due 2008

                  The Senior Subordinated Notes were issued in July 1998, bear interest at a rate of 10%, payable semiannually and mature on July 31, 2008.

                  The notes are general unsecured obligations of the Company and rank subordinate in right of payment to all senior debt of the Company and rank pari passu in right of payment to all future subordinated indebtedness of the Company.

                  The notes may be redeemed at the option of the Company, in whole or in part, on or after July 31, 2003 at various redemption prices and up to 35% of the original aggregate principal amount of the notes may be redeemed with the net proceeds of an offering of common stock of the Company on or before July 31, 2001.

                  The indenture pursuant to which the notes are issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and issue preferred stock, pay dividends or make other certain restricted payments, apply net proceeds from certain asset sales, and sell stock of subsidiaries.

5.                STOCKHOLDERS' EQUITY

                  Earnings per Share

                  In 1997, the Company adopted Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic shares for the three month periods ended June 30, 1998 and 1997 were 18,765,412 and 17,515,271, respectively.

                  Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,941,892 for the three month period ended June 30, 1997. All common stock equivalents have been excluded from the per share calculation for the 1998 period, as the Company incurred a net loss and their inclusion would have been anti-dilutive.

                  Stock Options

                  On April 30, 1998, the Company's Compensation Committee of its Board of Directors approved the 1998 Stock Option Plan, subject to ratification by the shareholders of the Company. The 1998 plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, consultants and directors. A total of 3.0 million shares have been reserved under the plan of which approximately 2.5 million have been granted to date.

6.                RECENT ACCOUNTING PRONOUNCEMENTS

                  The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Differences between net earnings and comprehensive earnings for the three month periods ended June 30, 1998 and 1997 were insignificant and, therefore, have not been separately disclosed.

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The Company has not assessed the effect this new standard will have on its consolidated financial statements and/or disclosures.

7.                COMMITMENTS AND CONTINGENCIES

                  The Company, its 50-percent owned joint venture partners Salton and Newtech, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. It was subsequently determined that the entire dispute will be heard in the United States District Court for the Western District of Pennsylvania. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton and Newtech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the Court on July 15, 1997, and in accordance with the Court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the Court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. A mediation proceeding occurred and the parties were unable to reach a mediated settlement. Discovery is proceeding and the matter is likely to be tried in early 1999.

                  The Company and the other 50 percent owner in Newtech have entered into an agreement whereby the Company will transfer 5.0% of its interest in Newtech to a third party if and when a liquidity event for the Company occurs. Pursuant to the agreement, a liquidity event will occur if Newtech sells equity interests in a public offering, Newtech is sold to a third party, or if there is an other disposition of the Company's interest or other similar event. On May 14, 1998, Newtech filed a Form S-1

                  Registration Statement to publicly offer shares of its common stock with the Securities and Exchange Commission. There can be no assurance that such offering will be consummated.

8.                SUBSEQUENT EVENTS

                  Public Offerings

                  On July 27, 1998, the Company completed a public offering of 3,041,000 shares of its Common Stock. Net proceeds from the sale of the stock aggregated approximately $97,000,000. In conjunction with the Common Stock offering the Company has granted the underwriters a 30 day option to purchase up to 456,150 additional shares of Common Stock to cover any over allotments.

                  The Company simultaneously completed a public offering of $130.0 million in aggregate principal of its 10% Senior Subordinated Notes due 2008. Net proceeds from the offering totaled approximately $125,000,000, including related costs of approximately $5.0 million, which are being amortized over the 10 year term of the notes.

                  Proceeds from both offerings were used to pay, in total, outstanding principal and accrued interest under the $185.0 million Senior Subordinated Loans borrowed in connection with the June 26, 1996 acquisition of The Black & Decker Household Products Group as well as the $20.0 million Tranche C Term Loan and $12.0 million in revolving loans under the Senior Secured Credit Facilities.

                  Sale of Salton Shares

                  On July 28, 1998, the Company consummated the sale of its 6,535,072 shares of Salton stock.

                  The shares were sold for $12 per share in cash plus a six and one-half year, $15 million subordinated promissory note bearing interest at 4% per annum. The note is to be offset by 5% of the total purchase price paid by Salton for product purchases from the Company and its affiliates during the term of the note.

                  In addition, Salton repurchased for approximately $3.3 million an option owned by the Company to purchase 458,000 shares of Salton stock. The Company's after-tax proceeds from the transaction were approximately $50 million following the repayment of a $10.8 million note due Salton, resulting in a capital gain of $29.0 million.

                  Furthermore, the arrangements between the Company and Salton/Maxim pertaining to the Kmart contract will continue with certain modifications.

                  In accordance with the provisions of the Company's Senior Secured Credit Facilities $26.0 million of the net proceeds from the Salton transaction were used to repay $14.0 million and $12.0 million of the Tranche A Term Loan and the Tranche B Term Loan, respectively.

                  Newtech

                  Holders of the $2.0 million of 8% convertible notes issued in connection with the 1996 Newtech acquisition were notified by the Company that the conditions required for conversion of the notes had been met as of August 3, 1998. The notes are convertible into shares of the Company's common stock at a price of $15 per share. On August 13, 1998, the Company received notice from the holders of their intent to exercise the conversion option.

9.                CONDENSED CONSOLIDATING FINANCIAL INFORMATION

                  The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume as if the guarantor subsidiaries were in place for all periods presented. The Company and subsidiary guarantors have accounted for investments in their repsective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantors include the following: Windmere Corporation, Windmere Holdings Corporation, Windmere Holdings Corporation II, Jerdon Products, Inc., Fortune Products, Inc., Bay Books & Tapes, Inc., Windmere Innovative Pet Products, Inc., EDI Masters, Inc., and Windmere Fan Products, Inc. The Notes contain certain covenants which, among other things, will restrict the ability of the Subsidiary Guarantors to make distributions to Windmere-Durable Holdings Inc. The Company has not presented separate financial statements and other disclosures concerning the guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

                                            Six Months Ended June 30, 1998

                          Windmere Durable                   Non
                           Holdings, Inc.     Guarantors  Guarantors   Eliminations Consolidated
                          ----------------    ----------  ----------   ------------ ------------
Statement of Operations

Net Sales                        0              89,754      62,652       (34,444)      117,962
Cost of goods sold               0              78,716      52,757       (34,744)       96,729
  Gross Profit                   0              11,038       9,895           300        21,233
Operating Expenses            (313)             22,971       1,694           180        24,532
Repositioning charge             0              (9,914)          0             0        (9,914)
  Operating Income             313             (21,846)      8,201           120       (13,213)
Other (income) expense, net    215               1,153      (1,813)          717           273
  Earnings before equity in
  net earnings of joint
  ventures and income taxes     98             (23,000)     10,013          (597)      (13,486)
Provision for income taxes       0                  48         156        (5,766)       (5,563)
Equity in (earnings)
 joint ventures                151               1,045           0             0         1,196
Net earnings                   249             (22,003)      9,858         5,169        (6,727)
                               ===              ======       =====         =====         =====

Balance Sheet

Cash and cash equivalents                        3,529       8,649                      12,178
Accounts receivable                             79,773       5,061          (622)       84,212
Receivables from affiliate   1,616             (16,821)     37,935        (1,652)       21,078
Inventories                                    132,056      42,593           993       175,642
Other current assets                            13,836       4,208        (2,647)        15,397
Refundable income taxes                          2,475         191         1,465         4,131
   Total current assets      1,616             214,848      98,636        (2,462)      312,638
Investments in joint
 ventures                   80,731              52,028      59,477      (147,440)       44,796
Property plant and
 equipment net                   0              51,852      30,760             0        82,612
Notes receivable from
 affiliate                       0                   0      19,455       (11,351)        8,104
Other assets                     0             224,754         585        11,872       237,211
   Total assets             82,347             543,482     208,913      (149,381)      685,361
                            ======             =======     =======       =======       =======

Notes and acceptance
 payable                         0              16,350       9,747       (11,350)       14,747
Current maturities of
 long term debt                  0              44,293           0             0        44,293
Accounts payable and
 accrued expense               218              76,734      15,428          (622)       91,758
Deferred income, less
 current portion                 0                 733                      (469)          265
   Total current liabilities   218             138,110      25,176       (12,441)      151,063
Long term debt              10,848             338,337           0             0       349,185
Deferred income, less
 current portion                 0                 125           0           865           990
Deferred income taxes            0                   0       2,147        (2,147)            0
   Total liabilities        11,066             476,572      27,323       (13,723)      501,238
Shareholders' equity        71,281              66,910     181,590      (135,658)      184,123
   Total liabilities and
   shareholder equity       82,347             543,482     208,913      (149,381)      685,361
                            ======             =======     =======       =======       =======

Cash Flow Information

Net cash provided (used)
 in operating activities         0            (24,352)     15,861             0        (8,491)
Net cash provided (used)
 in investing activities         0           (328,952)     (4,265)            0      (333,217)
Net cash provided (used)
 in financing activities         0            356,833      (9,794)            0       347,039
Effect of exchange rate          0                         (1,377)            0        (1,377)
Cash at beginning                0                  0       8,224             0         8,224
Cash at end                      0              3,529       8,649             0        12,178


                                          Six Months Ended June 30, 1997

                           Windmere Durable                 Non
                            Holdings, Inc.   Guarantors  Guarantors   Eliminations Consolidated
                           ----------------  ----------  ----------   ------------ ------------
Statement of Operations

Net Sales                        0             77,760      65,876       (32,161)      111,475
Cost of goods sold               0             60,813      59,568       (32,731)       87,650
  Gross profit                   0             16,947       6,308           570        23,825
Operating expenses              (0)            18,632       2,535           180        21,347
  Operating income               0             (1,685)      3,773           390         2,478
Other (income) expense, net    215                909        (755)            0           369
Earnings before equity in net
 earnings (loss) of joint
 ventures and income tax       215             (2,593)      4,528           390         2,109
Provision for income taxes       0                  6         122          (159)          (31)
Equity in net earnings loss
 of joint ventures             162                (42)          0             0           120
Net earnings                   (53)            (2,642)      4,406           549         2,260
                               ===              =====       =====           ===       =======
Balance Sheet

Cash & cash equivalents          0                270       4,084             0         4,354
Accounts receivables             0             27,487       7,798           360        35,646
Receivables from affiliates 29,876            (33,404)     18,352          (569)       14,255
Inventories                      0             44,703      45,768           349        90,820
Other current assets             0              5,998       2,948            37         8,983
   Total current assets     29,876             45,054      78,950           178       154,058
Investment in joint
 ventures                   46,391             43,493      46,199      (100,223)       35,860
Property and plant and
 equipment net                   0              7,303      27,201             0        34,505
Other assets                     0              5,352      12,465        (4,618)       13,199
   Total assets             76,267            101,202     164,816      (104,663)      237,622
                            ======            =======     =======       =======       =======

Notes and acceptance payable     0             36,850       3,769       (11,350)       29,269
Current maturities of
 long term debt                  0                815           0             0           815
Accounts payable and
 accrued expenses              218              3,571      15,052             0        18,841
Deferred income, current
 portion                         0              2,102        (343)       (1,429)          330
   Total current liabilities   218             43,338      18,479       (12,780)       49,254
Long term debt              10,848              8,630           0             0        19,477
Deferred income, less
 current portion                 0                 83           0             0            83
Deferred income taxes            0               (186)         68           117            (0)
   Total liabilities        11,065             51,865      18,547       (12,662)       68,815
Shareholders' equity        65,202             49,337     146,269       (92,001)      168,807
                            76,267            101,202     164,816      (104,663)      237,622
                            ======            =======     =======       =======       =======

Cash Flow Information

Net cash provided (used)
 in operating activities       165             (9,223)     11,215        (5,181)       (3,024)
Net cash provided (used)
 in investing activities       871               (748)    (14,827)        7,362        (7,342)
Net cash provided (used)
 in financing activities       677              7,128         336        (2,200)        5,941
Effect of exchange rate          0               (781)       (113)            0          (894)
Cash at beginning                0              2,117       6,662             0         8,880
Cash at end                      0                270       4,084             0         4,354

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Sales and Other Revenues ("Sales") for the second quarter of 1998 increased by $2.5 million or 4.2% over Sales for the same period in 1997. The increase is primarily the result of increases in distribution sales of the Company's LitterMaid product as well as private label kitchen and seasonal products. Sales to Salton accounted for 16.7% of total sales for the 1998 period.

Fees earned by the Company under marketing arrangements with its joint ventures in the 1998 and 1997 periods totaled $.9 million and $.4 million, respectively and are classified as Sales and Other Revenues.

                                        COMPARATIVE REVENUE RESULTS
                                        ----------------------------
(In Thousands)                               Three Months Ended

                                  June 30, 1998              June 30, 1997
                               -------------------       ---------------------

DISTRIBUTION                   $  46,982      75.1%      $  39,574        65.9%
MANUFACTURING                     15,586      24.9          20,489        34.1
                               ---------     -----       ---------       -----
  Total Sales                  $  62,568     100.0%      $  60,063       100.0%
                               =========     =====       =========       =====

The Company in connection with its acquisition of the Black & Decker Household Products Group incurred a one-time repositioning charge totaling $17.6 million, $11.4 million after tax, of which $7.7 million is included in cost of goods sold. The charge is primarily non cash and consists of writeoffs of inventory, goodwill and tooling associated with the Company's decision to exit certain personal care and other non-core, low-margin products. Also included are costs associated with the integration of the acquisition.

Excluding the portion of the repositioning charge recorded as cost of goods sold in the 1998 period, the Company's gross profit margin increased to 25.6% of sales from 21.7% in the 1997 period. Increased productivity, a more profitable product mix, and lower raw material costs which includes the effect of volume purchase discounts, at the Company's manufacturing subsidiary contributed significantly to the margin improvement.

Selling, general and administrative costs increased by $1.2 million in the second quarter of 1998 compared to the same period of 1997. The increase is primarily the result of the Company's increased investment in development of the LitterMaid business.

Interest expense increased by $.7 million to $1.4 million in the 1998 period. The change is the result of the increased level of borrowing throughout the period under the Company's credit facilities as well as amounts borrowed on June 26, 1998 in conjunction with the acquisition of the Black & Decker Household Products Group.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations, and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

In 1997, the Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share". Basic shares for the three month periods ended June 30, 1998 and 1997 were 18,765,412 and 17,515,271, respectively. The increase in number of shares was primarily due to the effect of stock option and warrant exercises.

Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,941,892 for the three month period ended June 30, 1997. All common stock equivalents have been excluded from the per share calculation for the 1998 period, as their inclusion would have been anti-dilutive.

Results of Operations
Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Sales and Other Revenues for the 1998 six month period increased by $6.5 million or 5.8% over Sales for the same period in 1997. The increase is primarily the result of increases in distribution sales of the Company's LitterMaid product as well as private label kitchen and seasonal products.

Fees earned by the Company under marketing arrangements with its joint ventures totaled $1.6 million in the 1998 period and are classified as Sales and Other Revenues.

                                       COMPARATIVE REVENUE RESULTS
                                       ---------------------------
                                              Six Months Ended

                                  June 30, 1998              June 30, 1997
                               ------------------         ------------------

DISTRIBUTION                   $ 92,231      78.2%        $ 79,189     71.0%
MANUFACTURING                    25,731      21.8           32,286     29.0
                               --------     -----         --------    -----
  Total Sales                  $117,962     100.0%        $111,475    100.0%
                               ========     =====         ========    =====

Excluding the portion of the repositioning charge recorded as cost of goods sold in the 1998 period, the Company's gross profit margin increased to 24.5% of sales from 21.4% in the 1997 period. Increased productivity, a more profitable product mix, and lower raw material costs, which includes the effect of volume purchase discounts, at the Company's manufacturing subsidiary contributed significantly to the margin improvement.

Selling, general and administrative costs increased by $3.2 million in the six months ended June 30, 1998 compared to the same period of 1997. The increase is primarily the result of the Company's increased investment in development of the LitterMaid business including $1.9 million in advertising expenditures.

Interest expense increased by $1.1 million in the 1998 period. The change is the result of the increased level of borrowing throughout the year under the Company's credit facilities as well as amounts borrowed on June 26, 1998 in conjunction with the acquisition of the Black & Decker Household Products Group.

The Company's equity in net earnings of joint ventures was $1.2 million for the six months ended June 30, 1998 as compared to $.1 million for the same period in 1997.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations, and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

Basic shares for the six month periods ended June 30, 1998 and 1997 were 18,589,560 and 17,490,383. The increase in number of shares was primarily due to the additional dilutive effect of stock option and warrant exercises.

Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,941,892 for the three month period ended June 30, 1997. All common stock equivalents have been excluded from the per share calculation for the 1998 period, as their inclusion would have been anti-dilutive.

Liquidity & Capital Resources

At June 30, 1998, the Company's current ratio and quick ratio were 2.1 to 1 and
 .91 to 1 as compared to 3.1 to 1 and 1.1 to 1 at June 30, 1997. The Company had working capital of $161.6 million and $104.8 million at June 30, 1998 and 1997, respectively.

Cash balances increased by approximately $4.0 million for the six month period ended June 30, 1998. The increase is primarily the result of proceeds received from the issuance of long term debt in excess of amounts required for the purchase of the Black & Decker Household Products Group and company operations.

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

Certain of the Company's foreign subsidiaries (the "subsidiaries") have $21.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At June 30, 1998, the subsidiaries were utilizing, including letters of credit, approximately $11.5 million of these credit lines, most of which were subsequently paid with proceeds from the sale of the Salton shares. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company's primary sources of liquidity are its cash flow from operations and borrowings under the Senior Secured Credit Facilities. The Company is currently borrowing $139.0 million under the term loan portion of its Senior Secured Credit Facilities. In addition, the entire $160.0 million is available for future borrowings under the Senior Secured Revolving Credit Facility. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories. The Company is currently entering its peak manufacturing season and expects to borrow additional amounts under the Senior Secured Revolving Credit Facility in order to meet its working capital requirements.

Under the Senior Secured Revolving Credit Facility, the Company may elect to borrow at either LIBOR (adjusted for any reserves) or the Base Rate (as defined). Interest will accrue on the Senior Secured Revolving Credit Facility and the Tranche A Term Loan at either LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that initially will be set at 2.25%, or the Base Rate, plus a specified margin of 1.50%. Interest will accrue on the Tranche B Term Loan at either LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that initially will be set at 3.00%, or the Base Rate plus a specified margin of 2.00%.

The Senior Secured Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that will otherwise restrict corporate and business activities. In addition, under the Senior Credit Facilities, the Company is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio, a leverage ratio and a minimum EBITDA requirement.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond the Company's control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Secured Credit Facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facilities in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

The Company's aggregate capital expenditures for the six months ended June 30, 1998 were $7.5 million. The Company anticipates that the total capital expenditures for the remainder of 1998 and for 1999 will be approximately $13.5 million and $29.0 million, respectively, which includes the cost of new tooling.

The Company plans to fund those capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

Subsequent Events

Public Offerings

On July 27, 1998, the Company completed a public offering of 3,041,000 shares of its Common Stock. Net proceeds from the sale of the stock aggregated approximately $97,000,000. In conjunction with the Common Stock offering the Company has granted the underwriters a 30 day option to purchase up to 456,150 additional shares of Common Stock to cover any over allotments.

The Company simultaneously completed a public offering of $130.0 million in aggregate principal of its 10% Senior Subordinated Notes due 2008 (the "Notes"). Net proceeds from the offering totaled approximately $125,000,000, including related costs of approximately $5.0 million, which are being amortized over the 10 year term of the notes.

Proceeds from both offerings were used to pay, in total, outstanding principal and accrued interest under the $185.0 million Senior Subordinated loans borrowed in connection with the June 26, 1996 acquisition of the Black & Decker Household Products Group as well as the $20.0 million Tranche C Term Loan and $12.0 million in revolving loans under the Senior Secured Credit Facilities.

Sale of Salton Shares

On July 28, 1998, the Company consummated the sale of its 6,535,072 shares of Salton stock.

The shares were sold for $12 per share in cash plus a six and one-half year, $15 million subordinated promissory note bearing interest at 4% per annum. The note is to be offset by 5% of the total purchase price paid by Salton for product purchases from the Company and its affiliates during the term of the note.

In addition, Salton repurchased for approximately $3.3 million an option owned by the Company to purchase 458,000 shares of Salton stock. The Company's after-tax proceeds from the transaction were approximately $50 million following the repayment of a $10.8 million note due Salton resulting in a capital gain of $29.0 million.

In accordance with the provisions of the Company's Senior Secured Credit Facilities $26.0 million of the net proceeds from the Salton transaction were used to repay $14.0 million and $12.0 million of the Tranche A Term Loan and the Tranche B Term Loan, respectively. Proceeds from the public offerings and the sale of Salton shares reduced the Company's debt to capitalization from approximately 69.0 percent to approximately 47.0 percent on a proforma, as adjusted basis.

Currency Matters

The Company uses forward exchange contracts to reduce fluctuations in foreign currency, cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that eventual cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates. At June 30, 1998, the Company had outstanding $25.0 million in contracts to purchase Hong Kong dollars forward. A deposit of $500,000 is held by the issuer as collateral on the contracts. There is no significant unrealized gain or loss on these contracts. All contracts have terms of six months or less.

Recent months have seen an unusually rapid devaluation of certain Asian- Pacific currencies. While there has not been a material impact on the currencies in Hong Kong or the People's Republic, where the Company has operations, there can be no assurances that there will not be a material impact in the future. The December 1994 devaluation of the peso had a number of effects on the Mexican economy that adversely affected the financial condition of businesses in Mexico. There can be no assurance that the peso to dollar foreign exchange rate will not be volatile in the future and will not have a material adverse effect on the Company.

Recent Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income," (SFAS 130) and No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in 1998. The Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

Seasonality

The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Company has historically experienced higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for products in the late summer for "back- to-school" sales and in the fall for holiday sales. The Company's major sales occur during August through November. Sales are generally made on 60 to 90 day terms. Heaviest collections on its open accounts receivable are received from November through March, at which time the Company is in its most liquid state.

Year 2000 Issues

The Company uses a significant number of computer software programs and operating systems across its entire organization, including applications used in financial business systems, manufacturing, and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000 and beyond, modification or replacement of such applications will be necessary. The Company has initiated a review of its computer systems and programs to identity those that are not Year 2000 compliant. Key systems and programs, including those that interact with customers and suppliers, are being assessed and plans are being developed to address and implement required system and program modifications by December 31, 1999. The Company also has begun to address whether significant customers and suppliers may have Year 2000 compliance issues which will affect their interaction with the Company. The cost of implementing required system changes is not expected to be material to the Company's consolidated financial statements. No assurance can be given, however, that all of the Company's systems, the systems of acquired businesses, and those of significant customers and suppliers, will be Year 2000 compliant and that the failure to achieve Year 2000 compliance will not have a material adverse effect on the Company's operations.

Legal Proceedings

The Company, its 50-percent owned joint venture partners Salton and Newtech, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United Stated District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. It was subsequently determined that the entire dispute will be heard in the United States District Court for the Western District of Pennsylvania. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton and Newtech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the Court on July 15, 1997, and in accordance with the Court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the Court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. A mediation proceeding occurred and the parties were unable to reach a mediated settlement. Discovery is proceeding and the matter is likely to be tried in early 1999.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company.

Commitments and Contingencies

The Company and the other 50 percent owner in Newtech have entered into an agreement whereby the Company will transfer 5.0% of its interest in Newtech to a third party if and when a liquidity event for the Company occurs. Pursuant to the agreement, a liquidity event would occur if Newtech sells equity interests in a public offering, Newtech is sold to a third party, or if there is an other disposition of the Company's interest or other similar event. On May 14, 1998, Newtech filed a Form S-1 Registration Statement to publicly offer shares of its common stock with the Securities and Exchange Commission. There can be no assurance that such offering will be consummated.

Manufacturing Operations

The Company's products are manufactured primarily at the Company's facilities in the PRC, Mexico and the United States. Prior to the HPG acquisition, approximately 85-percent to 90-percent of the Company's products were manufactured by Durable, its wholly-owned Hong Kong subsidiary in Bao An County, Guangdong Province of the People's Republic of China, which is approximately 60 miles northwest of Central, Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. The supply and cost of products, as well as finished products, can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic.

The Mexican government exercises significant influence over many aspects of the Mexican economy. Accordingly, the actions of the Mexican government concerning the economy could have a significant effect on private sector entities in general and the Company in particular. In addition, during the 1980s and 1990s, Mexico experienced periods of slow or negative growth, high inflation, significant devaluations of the peso and limited availability of foreign exchange. As a result of the Company's reliance upon manufacturing facilities in Mexico, economic conditions in Mexico could adversely affect the Company's business, financial condition and results of operations.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  See "Legal Proceedings" in Part I, Item 2 of this report.

Item 4.           Submission of Matters to a Vote of Security Holders

                  At the Company's Annual Meeting of Shareholders held on May 12, 1998, the shareholders of the Company voted to elect Leonard Glazer, Harold Strauss, Ph.D., Lai Kin, Raymond So and Arnold Thaler, as Directors of the Company for three year terms. Continuing members of the Board of Directors of the Company include: Barbara Friedson Garrett, Susan J. Ganz, Thomas J. Kane, Felix S. Sabates, David M. Friedson, Jerald I. Rosen, Wendy Sager Pomerantz and Desmond Lai.

                  The number of votes cast for or withheld, and the number of broker non-votes, with respect to each of the nominees were as follows:

                  Nominee                             For             Against

                  Leonard Glazer                   13,450,486         171,183
                  Harold Strauss, Ph.D.            13,460,733         168,936
                  Lai Kin                          13,457,533         172,136
                  Raymond So                       13,462,247         167,422
                  Arnold Thaler                    13,462,022         167,647

                  In addition, the shareholders of the Company voted to reappoint Grant Thornton LLP, independent certified public accountants, as the Company's auditors for the fiscal year ending December 31, 1998. The shareholders cast 13,613,918 votes in favor of the reappointment of Grant Thornton LLP, 11,326 votes against and 4,425 shareholders withheld authority.

Item 6.           Exhibits and Reports on Form 8-K.

 (a)              Exhibits

         4.1 Supplemental Indenture dated as of July 27, 1998, among the Company, the Guarantors named therein and State Street Bank & Trust Company, as Trustee, relating to the issuance by the Company of $130 million in 10% Senior Subordinated Notes due 2008 (incorporated by reference to the Company's Form 8-K dated July 27, 1998.

         10.60 Transaction Agreement dated as of May 10, 1998 by and between the Company and The Black & Decker Corporation, together with Amendment No. 1 thereto, dated as of June 26, 1998 (incorporated by reference to the Company's Form 8-K dated June 26, 1998).

         10.61 Credit Agreement by and among the Company and NationsBanc, National Association and the other lenders parties thereto from time to time dated June 26, 1998 (incorporated by reference to the Company's Form 8-K dated July 16, 1998).

         10.62 Amended and Restated Credit Agreement by and among the Company and NationsBanc, National Association and the other lenders parties thereto from time to time dated August 7, 1998 (incorporated by reference to the Company's Form 8-K dated August 7, 1998).

         27                Financial Data Schedule (for SEC use only).


b.       Reports on Form 8-K:

         1.                Form 8-K dated May 8, 1998 reporting under "Item 5.
                           Other Information," that the Company had entered into a Stock Agreement dated as of May 6, 1998 with Salton/Maxim Housewares, Inc. with respect to the shares of Salton owned by the Company and attaching a press release dated May 6, 1998, relating thereto.

         2.                Form 8-K dated May 12, 1998 reporting under "Item 5.
                           Other Information," that the Company had issued a press release relating to the execution by the Company of a definitive agreement (the "Transaction Agreement") to acquire certain assets and certain liabilities of the Household Products Group of The Black & Decker Corporation, as amended by Form 8-K/A dated May 13, 1998.

         3. Form 8-K dated May 20, 1998 filing corrected Schedule I to Exhibit A to the Stock Agreement referred to in item 1 above.

         4.                Form 8-K dated June 26, 1998 reporting under "Item 2.
                           Acquisition or Disposition of Assets" (i) the consummation of the acquisition of the cooking, garment care, food preparation and beverage businesses of the Household Products Group of The Black & Decker Corporation, (ii) the entering into by the Company of an agreement for Senior Credit Facilities in the amount of $345,000,000 with NationsBanc, National Association and the other lender parties thereto from time to time, and an agreement for Senior Subordinated Loans in the amount of $185,000,000, (iii) attaching copies of the definitive Transaction Agreement, together with Amendment No. 1 dated as of June 26, 1998 thereto and
                           (iv) attaching the following financial statements with respect to the acquisition: The combined statements of financial position of the Black & Decker Household Products Group as of December 31, 1997 and 1996, and the related combined statements of operations, changes in owner's net investment and cash flows for each of the three years in the period ended December 31, 1997, as well as the combined statement of financial position as of March 29, 1998, and the related combined statement of operations, changes in owner's net investment and cash flows for each of the three months in the period ended March 29, 1998, and the notes thereto together with the unaudited pro forma combined balance sheet of the Company as of March 31, 1998, and the related unaudited statements of operations for the fiscal year ended December 31, 1997 and the three months and twelve months ended March 31, 1998, and the notes thereto.

         5.                Form 8-K dated June 29, 1998 reporting under "Item 5.
                           Other Information," that the Company had received notice from Salton/Maxim of Salton's intent to repurchase the shares of Salton owned by the Company and attaching a copy of the press release related thereto.

         6.                Form 8-K dated July 16, 1998, reporting under "Item
                           5. Other Information," the execution of the Credit Agreement and the agreement for Senior Subordinated Loans referred to in item 4 above and attaching copies thereof.

         7.                Form 8-K dated July 21, 1998 reporting under "Item 5.
                           Other Information," that Salton/Maxim Housewares, Inc. had given the Company notice of its intent to close, on July 27, 1998, on the purchase of the shares of Salton owned by the Company and attaching a copy of the press release related thereto.

         8.                Form 8-K dated July 27, 1998, reporting under "Item
                           5. Other Information," that the Company has completed an offering of 3,041,000 shares of its Common Stock and $130 million of its 10% Senior Subordinated Notes due 2008 and attaching (i) the Underwriting Agreements, dated July 22, 1998 among the Company, NationsBank Montgomery Securities LLC and Raymond James & Associates, Inc. (relating to the sale of Common Stock) and among the Company, the Guarantors named therein and NationsBanc Montgomery Securities LLC relating to the sale of the Senior Subordinated Notes) and (ii) the Supplemental Indenture dated as of July 27, 1998 among the Company, the Guarantors named therein and State Street Bank & Trust Company, as Trustee, relating to the issuance of the Senior Subordinated Notes.

         9.                Form 8-K dated July 28, 1998, reporting under "Item
                           5. Other Information," that Salton/Maxim Housewares, Inc. had completed the acquisition of the Salton shares owned by the Company and attaching a copy of the press release related thereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          WINDMERE-DURABLE HOLDINGS, INC.
                                                    (Registrant)



August 14, 1998                           By: /s/ Harry D. Schulman
                                              ---------------------------------
                                              Harry D. Schulman
                                              Senior Vice President -
                                              Finance and Administration and
                                              Chief Financial Officer
                                              (Duly authorized to sign on
                                              behalf of the Registrant)



August 14, 1998                          By: /s/ Terry L. Polistina
                                             ----------------------------------
                                             Terry L. Polistina
                                             Senior Vice President - Finance
                                             (Duly authorized to sign on
                                             behalf of the Registrant)