Form 10-K405/A
period 1997-12-31
WINDMERE DURABLE HOLDINGS INC
filed 1998-10-23
CIK 217084

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

                  For the fiscal year ended December 31, 1997

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

       Common Stock, $.10 par value            New York Stock Exchange
       Special Preferred Stock Rights          New York Stock Exchange
       Common Stock Purchase Rights            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 16, 1998, the aggregate market value of the voting stock of the Registrant (based on the closing price as reported by NYSE of $28.875) held by non-affiliates of the Registrant was approximately $454,078,097.

         As of March 16, 1998, the number of outstanding shares of Common Stock of the Registrant was 18,704,390.

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Salton/Maxim Housewares, Inc.
Mount Prospect, Illinois

We have audited the accompanying consolidated balance sheets of Salton/Maxim Housewares, Inc. (the "Company") as of June 27, 1998 and June 28, 1997 and the related consolidated statements of earnings, of stockholders' equity and of cash flows for each of the three years in the period ended June 27, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Salton/Maxim Housewares, Inc. as of June 27, 1998 and June 28, 1997 and the results of its operations and its cash flows for each of the three years in the period ended June 27, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 16 to the consolidated financial statements, subsequent to June 27, 1998, the Company entered into a new debt agreement, issued preferred shares, repurchased approximately 50% of its outstanding common shares, and entered into a definitive merger agreement for the acquisition of Toastmaster Inc.


Deloitte & Touche LLP


September 3, 1998
Chicago, Illinois

                          SALTON/MAXIM HOUSEWARES, INC.

                           CONSOLIDATED BALANCE SHEETS




                           ASSETS                                                       JUNE 27,           JUNE 28,
                                                                                          1998               1997
CURRENT ASSETS:
  Cash                                                                              $     661,214     $   2,612,871
  Accounts receivable, less allowance:
    1998--$3,000,000; 1997--$2,400,000                                                 43,224,852        25,646,677
  Inventories                                                                          76,505,088        41,967,801
  Prepaid expenses and other current assets                                             2,940,624         3,717,062
  Federal income taxes refundable                                                                         1,105,336
  Deferred income taxes                                                                 4,605,222         1,734,414
                                                                                    -------------     -------------
         Total current assets                                                         127,937,000        76,784,161

PROPERTY, PLANT AND EQUIPMENT:
  Molds and tooling                                                                    16,787,126        14,827,525
  Warehouse equipment                                                                     452,715           380,487
  Office furniture and equipment                                                        5,341,755         3,792,035
                                                                                    -------------     -------------
                                                                                       22,581,596        19,000,047
  Less accumulated depreciation                                                       (14,266,296)      (10,684,016)
                                                                                    -------------     -------------
                                                                                        8,315,300         8,316,031

INTANGIBLES, NET OF ACCUMULATED AMORTIZATION                                            5,145,000         4,880,006
NON-CURRENT DEFERRED INCOME TAXES                                                                           205,580
INVESTMENT IN WINDMERE COMMON STOCK                                                                      12,156,820
                                                                                    -------------     -------------
TOTAL ASSETS                                                                        $ 141,397,300     $ 102,342,598
                                                                                    =============     =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                                                          $  50,475,078     $  37,977,230
  Accounts payable                                                                     18,960,008        17,361,238
  Accrued expenses                                                                      7,234,506         2,856,512
  Income taxes payable                                                                  6,499,342            93,085
  Current portion-Subordinated Debt                                                                         500,000
                                                                                    -------------     -------------
         Total current liabilities                                                     83,168,934        58,788,065

NON-CURRENT DEFERRED INCOME TAXES                                                         517,000
DUE TO WINDMERE                                                                                           4,932,730
                                                                                    -------------     -------------

         Total Liabilities                                                             83,685,934        63,720,795

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized,
    2,000,000 shares, no shares issued
  Common Stock, $.01 par value; authorized, 20,000,000 shares; shares issued and outstanding:
    1998-13,099,644; 1997-13,029,144                                                      130,996           130,291
  Unrealized gains on securities available for sale                                                       1,337,250
  Additional paid-in capital                                                           53,480,678        53,035,981
  Less note receivable from stock issuance                                            (10,847,620)      (10,847,620)
  Retained earnings (Deficit)                                                          14,947,312        (5,034,099)
                                                                                    -------------     -------------
         Total stockholders' equity                                                    57,711,366        38,621,803
                                                                                    -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 141,397,300     $ 102,342,598
                                                                                    =============     =============


                 See Notes to Consolidated Financial Statements.

                          SALTON/MAXIM HOUSEWARES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

           YEARS ENDED JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996



                                                    1998               1997               1996
                                                    ----               ----               ----

Net sales                                       $ 305,598,750     $ 182,806,323     $ 99,202,415

Cost of goods sold                                179,375,466       121,590,232       66,923,141

Distribution expenses                              12,327,187         7,808,631        5,856,477
                                                -------------     -------------     ------------


Gross profit                                      113,896,097        53,407,460       26,422,797

Selling, general and administrative expenses       84,216,473        42,944,341       21,342,872
                                                -------------     -------------     ------------


Operating income                                   29,679,624        10,463,119        5,079,925

Interest expense, net                              (5,333,109)       (4,063,197)      (3,934,325)

Costs associated with refinancing                  (1,132,814)

Realized gain on marketable securities              8,972,488
                                                -------------     -------------     ------------
Income before income taxes                         32,186,189         6,399,922        1,145,600

Income tax expense (benefit)                       12,204,778         2,000,764       (3,449,884)
                                                -------------     -------------     ------------


Net income                                      $  19,981,411     $   4,399,158     $  4,595,484
                                                =============     =============     ============



Weighted average common shares outstanding         13,062,465        12,840,279        6,508,572

Weighted average common and common
  equivalent shares outstanding                    13,506,263        13,082,254        6,628,236

Net income per common share: Basic              $        1.53     $        0.34     $       0.71

Net income per common share: Diluted            $        1.48     $        0.34     $       0.69



                 See Notes To Consolidated Financial Statements

                          SALTON/MAXIM HOUSEWARES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           YEARS ENDED JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996


                                                       Unrealized
                                                        Gains on                      Less Note
                                                       Securities       Additional    Receivable       Retained         Total
                                             Common     Held for         Paid In      from sales       Earnings      Stockholders'
                                 Shares      Stock        Sale           Capital       of stock        (Deficit)        Equity
                              ----------    -------    ----------      -----------    ----------     -------------   -------------
BALANCE, July 1, 1995          6,508,572    $65,086                    $29,292,946                   $(14,028,741)   $ 15,329,291

  Net income for
    fiscal 1996                                                                                         4,595,484       4,595,484
                              ----------    -------                    -----------                   -----------      ----------

BALANCE, June 29, 1996         6,508,572     65,086                     29,292,946                     (9,433,257)    19,924,775

  Issuance of
    common stock               6,508,572     65,085                     23,650,352   $(10,847,620)                    12,867,817
  Issuance of warrants                                                      82,303                                        82,303
  Unrealized gains on
    securities available
    for sale                                           $1,337,250                                                      1,337,250
  Employee stock option
    shares exercised              12,000        120                         10,380                                        10,500
  Net income fiscal 1997                                                                                 4,399,158     4,399,158
                              ----------   --------    ----------      -----------   ------------     ------------   -----------

BALANCE, June 28, 1997        13,029,144    130,291     1,337,250       53,035,981    (10,847,620)     (5,034,099)    38,621,803

Issuance of
    common stock, net
    of issuance costs             25,000        250                        300,531                                       300,781
Sale of securities                                     (1,337,250)                                                    (1,337,250)
Stock option shares
    exercised                     45,500        455                        144,166                                       144,621
  Net income fiscal 1998                                                                                19,981,411    19,981,411
                              ----------   --------    ----------      -----------   ------------     ------------   -----------

BALANCE, June 27, 1998        13,099,644   $130,996                    $53,480,678   $(10,847,620)    $ 14,947,312   $57,711,366
                              ==========   ========    ==========      ===========   =============    ============   ===========



                 See Notes to Consolidated Financial Statements

                          SALTON/MAXIM HOUSEWARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           YEARS ENDED JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996




                                                               1998              1997            1996
                                                               ----              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $ 19,981,411     $  4,399,158     $ 4,595,484
Adjustments to reconcile net income to net cash
  (used in) operating activities:
  Gain on sale of marketable securities                     (8,972,488)
  Deferred income taxes                                     (1,428,170)         822,332      (3,482,384)
  Depreciation and amortization                              4,300,647        3,136,060       2,195,510
Changes in assets and liabilities, net of acquisition:
  Accounts receivable                                      (17,578,175)      (9,776,051)     (2,395,175)
  Inventories                                              (34,537,287)     (13,679,836)     (8,847,133)
  Prepaid expenses and other current assets                    776,438       (1,783,056)       (892,342)
  Federal income tax refund                                  1,105,336       (1,105,336)
  Accounts payable                                           1,598,770        7,304,043       4,650,026
  Taxes payable                                              6,406,257           81,085          22,500
  Accrued expenses                                           3,245,180        1,635,729         582,921
                                                          ------------     ------------     -----------
         Net cash used in operating activities             (25,102,081)      (8,965,872)     (3,570,593)
                                                          ------------     ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (4,564,910)      (4,608,389)     (4,279,838)
  Proceeds from the sale of marketable securities           19,072,000
  Block acquisition and related payments                                     (1,739,280)
                                                          ------------     ------------     -----------
         Net cash provided by (used in) investing
        activities                                          14,507,090       (6,347,669)     (4,279,838)
                                                          ------------     ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving line of credit                12,497,848       13,881,848       6,234,938
  (Repayment) proceeds from subordinated debt
    and due to Windmere                                     (5,432,730)       4,515,731       2,670,955
  Offering costs associated with stock issue                                   (485,650)
  Common stock issued                                          445,402           10,500
  Payment for product line acquisitions                                                        (814,939)
  Financing costs                                            1,132,814                         (242,389)
                                                          ------------     ------------     -----------
         Net cash provided by financing activities           8,643,334       17,922,429       7,848,565
                                                          ------------     ------------     -----------
NET (DECREASE) INCREASE IN CASH                             (1,951,657)       2,608,888          (1,866)
CASH - Beginning of Year                                     2,612,871            3,983           5,849
                                                          ------------     ------------     -----------
CASH - End of Year                                        $    661,214     $  2,612,871     $     3,983
                                                          ============     ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                              $  5,893,266     $  3,939,322     $ 3,510,123
    Income taxes                                          $  5,798,521     $  1,697,500     $    10,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  During fiscal 1997, a long-term debt obligation of $3,254,286 was canceled by the consummation of a transaction with Windmere-Durable Holdings, Inc.("Windmere"). In addition, the Company received a $10,847,620 note receivable and 748,112 shares of Windmere common stock in exchange for 6,508,572 newly issued shares of common stock of the Company.




                 See Notes to Consolidated Financial Statements.

                          SALTON/MAXIM HOUSEWARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEARS ENDED JUNE 27, 1998, JUNE 28, 1997, AND JUNE 29, 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Salton/Maxim Housewares, Inc.("SMHI") and its subsidiaries ("Salton" or the "Company") is a leading marketer of a broad range of kitchen and home appliances, personal and beauty care appliances and decorative quartz wall and alarm clocks under the brand names of Salton(R), Maxim(R), Breadman(R), Juiceman(R), Salton Creations(R), Salton Time(R), White-Westinghouse(R) and Farberware(R). The Company also designs and markets a broad range of tabletop products, including china, crystal and glassware, under the brand names Block(R)China, Atlantis(R)Crystal and Gear.(R)

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of SMHI and its subsidiaries, Home Creations Direct, Ltd. and Salton Hong Kong, Ltd. Salton Hong Kong, Ltd. is a foreign corporation which was organized under the laws of Hong Kong in fiscal year 1997. Intercompany balances and transactions are eliminated in consolidation.

         USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for returns and allowances, and depreciation and amortization, among others.

         ACCOUNTING PERIOD - The Company's fiscal year ends on the Saturday closest to June 30. The fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996 each consisted of 52 weeks.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Expenditures for maintenance costs and repairs are charged against income. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, not to exceed 5 years. For tax purposes, assets are depreciated using accelerated methods.

         INTANGIBLE ASSETS - Intangible assets, which are amortized over their estimated useful lives, consist of:

                                      USEFUL LIFE       JUNE 27,      JUNE 28,
                                      (IN YEARS)          1998          1997
                                     ------------     ----------    ----------

Goodwill                                 10-40        $2,116,773    $1,926,454
Financing and organization costs           2-5           109,231       171,778
Patents and trademarks                    5-20         2,918,996     2,781,774
                                                      ----------    ----------
Intangible assets, net                                $5,145,000    $4,880,006
                                                      ==========    ==========

         Accumulated amortization of intangible assets was $4,722,608 at June 27, 1998, and $3,770,866 at June 28, 1997.

         LONG-LIVED ASSETS - Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to estimated recoverable value.

         REVENUE RECOGNITION - The Company recognizes revenues when goods are shipped to its customers.

         DISTRIBUTION EXPENSES - Distribution expenses consist primarily of freight, warehousing, and handling costs of products sold.

         ADVERTISING - The Company sponsors various programs under which it participates in the cost of advertising and other promotional efforts for Company products undertaken by its retail customers. Advertising and promotion costs associated with these programs are recognized in the period in which the advertising or other promotion by the retailer occurs.

         The Company's tradenames and, in some instances, specific products, also are promoted from time to time through direct marketing channels, primarily television. Advertising and promotion costs are expensed in the period in which direct customer response occurs.

         INCOME TAXES - The Company accounts for income taxes using the asset and liability approach. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, management does not expect to be realized.

         NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE - The Company adopted Statement of Financial Accounting Standards No. 128-Earnings per Share (SFAS
128) in fiscal 1998. Basic net income per common share is computed based upon the weighted average number of common shares outstanding. Diluted net income per common share is computed based upon the weighted average number of common shares outstanding, adjusted for dilutive common stock equivalents applying the treasury stock method. All earnings per share data presented in these financial statements have been restated to conform with SFAS 128.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of financial instruments included in current assets and liabilities approximate fair values due to the short-term maturities of these instruments. During fiscal 1997, the investment in Windmere common stock was accounted for as "available for sale" and was carried at fair value. The stock was sold during fiscal 1998. See note 2 "Windmere Transaction."

         ACCOUNTING PRONOUNCEMENTS - The Company adopted Statement of Financial Accounting Standards No. 128-Earnings per Share in Fiscal 1998. In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," No. 132 (SFAS 132), "Employer's Disclosures about Pensions and other Post Retirement Benefits which Revises Current Disclosure Requirements for Employers' Pensions and other Retiree Benefits" and No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal 1999. The Company has not assessed the effect that these new standards will have on its consolidated financial statements.

2.       WINDMERE TRANSACTION

         On July 11, 1996, the Company consummated a transaction (the "Windmere Transaction") with Windmere-Durable Holdings, Inc. ("Windmere"), pursuant to a Stock Purchase Agreement dated February 27, 1996, as amended (the "Stock Purchase Agreement"). Windmere is a corporation engaged principally in manufacturing and distributing a wide variety of personal care products and household appliances. Pursuant to the Stock Purchase Agreement, Windmere purchased from the Company 6,508,572 newly issued shares of Common Stock (the "Purchase"), which represented 50% of the outstanding shares of Common Stock of the Company on February 27, 1996 after giving effect to the Purchase. As consideration for the purchase, Windmere paid the Company: (i) $3,254,286 in cancellation of a loan, as described below; (ii) a subordinated promissory note in the aggregate principal amount of $10,847,620 (the "Note"), which Note is payable July 11, 2001, bears interest at 8%, payable quarterly, and is secured by certain assets of Windmere and its domestic subsidiaries and guaranteed by such domestic subsidiaries; and (iii) 748,112 shares of Windmere's common stock. Windmere's common stock is traded on the New York Stock Exchange. A portion of the consideration for the Purchase was paid by the cancellation of the Company's obligation to repay a loan in the principal amount of $3,254,286 which Windmere had made to the Company in April 1996. Windmere was also granted an option to purchase up to 485,000 shares of Common Stock at $4.83 per share, which option was exercisable only if and to the extent that options to purchase shares of Common Stock which were outstanding on February 27, 1996 were exercised. Accordingly, Windmere exercised options to purchase 26,500 shares of Common Stock during 1998.

         During fiscal 1998 the Company sold 748,112 shares of Windmere's common stock, realizing a gain of $8,972,488.

         Subsequent to year-end the Company repurchased its common shares held by Windmere. See note 16 "Subsequent Events."

3.       BLOCK CHINA ACQUISITION

         On July 1, 1996, the Company acquired substantially all of the assets and certain liabilities of Block China Corporation, a tabletop product company, in a transaction accounted for as a purchase. The Block China Division of the Company designs and markets tabletop products, including china, crystal and glassware. The consideration paid by the Company consisted of $1,485,000 in cash and a warrant to purchase 25,000 shares of Common Stock with an exercise price of $4.75. The consideration also included an earn-out of up to $500,000 and 150,000 shares of Common Stock based on financial performance over a three-year period of the Division. The operating results of Block China before its acquisition by the Company are not material. During 1998, the Company paid $83,333 and issued 25,000 shares of common stock to Block China under the earn-out.

4.       REVOLVING LINE OF CREDIT AND LETTERS OF CREDIT

     During the 1998 fiscal year, the Company increased its revolving line of credit (the "Facility") with a commercial lender (the "Lender") from $50,000,000 to $75,000,000. Borrowings under this Facility bore interest at 1% over the Lender's established prime rate, payable monthly, and included a provision which provided the Company with the ability to reduce its borrowing rate, based on the London InterBank Offered Rate (LIBOR), on up to 75% of outstanding borrowings. The Facility had an expiration date of September 30, 2000. Under the terms of the Facility, the Company must pay fees and related expenses to the Lender upon early termination. Subsequent to year end, the Company entered into a new credit agreement (the "New Credit Agreement") with an investment banking firm described in note 16 "Subsequent Events." Accordingly, the Company accrued $1,132,814 in termination fees and related expenses.

         The Facility was secured by a first lien on substantially all the Company's assets. Credit availability was based on a formula related to trade accounts receivable, inventories and outstanding letters of credit and it contained restrictive financial covenants, the more significant of which required the Company to maintain specified ratios of total liabilities to net worth, minimum tangible net worth, and minimum earnings before interest, taxes, depreciation and amortization. Other covenants also limited the Company's activities in mergers or acquisitions and sales of substantial assets. Compliance with these covenants effectively restricted the ability of the Company to pay dividends, and also required the Company to apply cash receipts to pay down borrowings under the Facility.

         Information regarding short-term borrowings under the Facility is:

                                                           JUNE 27,            JUNE 28,
                                                             1998                1997

Balance at end of fiscal period                            $50,475,078         $37,977,230
Interest rate at end of fiscal period                             9.43%               10.5%
Maximum amount outstanding at any month-end                $68,521,548         $43,632,702
Average amount outstanding                                 $56,374,193         $35,191,494
Weighted average interest rate during fiscal period               9.48%               10.5%
Outstanding letters of credit at end of fiscal period       $5,566,840          $2,915,815

5.       SUBORDINATED DEBT AND DUE TO WINDMERE

SUBORDINATED DEBT

         The Company had 10% subordinated notes payable aggregating $500,000. The notes were repaid in fiscal 1998.

WINDMERE TRANSACTIONS AND DUE TO WINDMERE

         The Company owed Windmere, including Durable Electrical Metal Factory, Ltd., a wholly owned subsidiary of Windmere ("Durable"), approximately $4,838,000 at June 27, 1998, primarily for trade accounts payable and interest.

         The Company had amounts due to Windmere, including Durable, of approximately $9,141,000, including notes payable of $4,932,730 at June 27, 1997. These amounts primarily represented working capital advances by Windmere to the Company to fund the development of the White-Westinghouse(R) and Farberware(R) product lines, as well as interest and trade accounts payable.

         The Company and Windmere entered into a Marketing Cooperation Agreement on July 11, 1996 (the "Marketing Cooperation Agreement"). Pursuant to this agreement, until Windmere's interest in the Company is less than 30% for at least ten consecutive days, each of the Company and Windmere has agreed to participate in a variety of mutually satisfactory marketing cooperation efforts designed to expand the market penetration of each party. Consequently, the Company entered into a letter agreement dated April 30, 1997 (the "Letter Agreement") with Windmere. The Letter Agreement provides that the Company will pay to Windmere a fee in consideration of Windmere's marketing cooperation efforts in connection with the Company's supply contract with Kmart and Windmere's guarantee of the Company's obligations under such contract. See note 16 "Subsequent Events."

6.       CAPITAL STOCK

         The Company has authorized 20,000,000 shares of $.01 par value common stock, at June 27, 1998 there were 13,099,644 shares issued and outstanding. As more fully described in Note 2 "Windmere Transaction" on July 11, 1996, Windmere purchased from the Company 6,508,572 newly issued shares of common stock which represented 50% of the outstanding shares of common stock of the Company. During fiscal 1998, Windmere exercised its option to buy 26,500 shares of Salton common stock.

         The Company has authorized 2,000,000 shares of $.01 par value preferred stock. At June 27, 1998, no shares of preferred stock were issued.

         Subsequent to year end, the Company repurchased the 6,535,072 shares of common stock issued to Windmere and issued 40,000 shares of preferred stock as described in note 16 "Subsequent Events."

7.       EARNINGS PER SHARE

(in thousands, except earnings per share)

                                     Year Ended           Year Ended            Year Ended
                                    June 27,1998         June 28,1997          June 29,1996
                                    ------------         ------------          ------------
Net Income*                         $     19,981         $      4,399          $      4,595

  Average common shares outstanding       13,062               12,840                 6,509
  Earnings per share-basic          $       1.53         $       0.34          $       0.71
  Dilutive stock options                     444                  242                   119
  Average common and common
    equivalent shares outstanding         13,506               13,082                 6,628
  Earnings per share-diluted        $       1.48         $       0.34          $       0.69

* Net income is the same for purposes of calculating basic and diluted EPS

         Options to purchase 141,440, 130,000 and 130,000 shares of common stock at prices of $12.25, $12.00 and $12.00 per share were outstanding at June 27, 1998, June 28, 1997 and June 29, 1996, respectively, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

8.  PROFIT SHARING PLAN

         The Company has a 401 (k) defined contribution plan that covers eligible employees. The employees are eligible for benefits upon completion of a specified number of years of service. Under the terms of the plan the company currently matches a portion of the employee contributions. The Company's discretionary matching contribution is based on a portion of a maximum of 6% of participants' eligible wages, as defined. The Company's matching contributions were approximately $97,000, $69,000, and $66,136 in 1998, 1997, and 1996,
respectively.

9.  STOCK OPTION PLANS

         In October 1995, SFAS No. 123, "Accounting For Stock-Based Compensation," was issued and is effective for financial statements for fiscal years beginning after December 15, 1995. As permitted by the statement, the Company will continue to measure compensation cost for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the fair value method outlined in SFAS No. 123, the impact on the Company's net income and earnings per common share would have been as follows:



         Net Income                                              1998           1997
                                                                 ----           ----
           As reported                                       $19,981,411     $4,399,158
           Pro forma                                         $18,940,500     $4,192,582

         Net income per common share: Basic
           As reported                                       $      1.53     $     0.34
           Pro forma                                         $      1.45     $     0.33

         Net income per common share: Diluted
           As reported                                       $      1.48     $     0.34
           Pro forma                                         $      1.40     $     0.32

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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used during the respective years to estimate the fair value of options granted:

                                                       1998             1997
                                                       ----             ----
                  Dividend yield                       0.0%             0.0%
                  Expected volatility                 61.74%           65.96%
                  Risk-free interest rate              5.38%            6.11%
                  Expected life of options             7.42 years       7.92 years

         In addition, on July 11, 1996 Windmere was granted an option to purchase up to 485,000 shares of common stock at $4.83 per share. This option is exercisable only if and to the extent that options to purchase shares of common stock which were outstanding on February 27, 1996 are exercised. During fiscal 1998, Windmere exercised their option to purchase 26,500 shares of Salton common stock. Subsequent to year-end, the Company repurchased the remaining options. See note 16 "Subsequent Events." A summary of the

Company's fixed stock options for the fiscal years ended June 27, 1998 and June 28, 1997 is as follows:

                                                                1998                1997
                                                                ----                ----
                                                                 Weighted-               Weighted-
                                                       Shares     Average       Shares    Average
                                                        (000)  Exercise Price   (000)  Exercise Price
                                                       ------  --------------   ------ --------------
      Outstanding at beginning of year                    966  $         4.90      485   $    4.83
      Granted                                             206           10.82      493        4.88
      Exercised                                           (46)           3.11      (12)        .88
      Expired
      Forfeited
                                                       ------  --------------   ------   ---------
      Outstanding at end of year                        1,126  $         6.06      966   $    4.90
      Options exercisable at end
         of year                                        1,118  $         6.05      958   $    4.88
      Weighted-average fair value of
         options granted during the year                       $         8.14            $    4.54

         The following information summarizes the stock options outstanding at June 27, 1998:


                                 Options Outstanding            Options Exercisable
                                 -------------------            -------------------
                                       Weighted-
                                        Average     Weighted-           Weighted-
                                       Remaining    Average             Average
                               Shares Contractual   Exercise    Shares  Exercise
      Range of Exercise Prices (000)  Life (years)    Price     (000)    Price
      ------------------------ ------ ------------  ---------   ------  ---------
      $0.875 - $2.500            300       6.84       $2.12       300    $2.12
      $3.438 - $5.375            490       7.91        4.83       482     4.83
      $8.000 - $12.250           336       7.20       11.38       336    11.38
      ------------------------ ------ ------------  ---------   ------  ---------
      $0.875 - $12.250         1,126        N/A         N/A     1,118    $6.05


10.  RELATED PARTY TRANSACTIONS

         The Company purchased inventory from Durable of approximately $27,068,000, $23,511,000, and $3,200,000 in fiscal years ended June 27, 1998,
June 28, 1997, and June 29, 1996, respectively.

         The Company purchased inventory and paid commissions to Markpeak, Ltd., a Hong Kong company, of approximately $15,699,000 and $272,000 respectively in 1998, $7,815,000 and $432,000, respectively in 1997, and $10,233,000 and
$739,000, respectively in 1996. A director of the Company is the Managing Director of Markpeak, Ltd.

         The Company paid Shapiro, Devine and Craparo, Inc. ("SDC"), a manufacturers representation firm, commissions of approximately $290,000, $241,000 and $160,000 in 1998, 1997 and 1996, respectively. A director of the Company was a co-founder of SDC. At June 27, 1998, the Company owed SDC approximately $38,000 for current commissions.

11.  COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and equipment under long-term operating leases. Rental expense under all leases was approximately $1,564,000, $1,183,000, and $665,000, for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, respectively.

         The future minimum rental commitments as of June 27, 1998 were as follows:


Fiscal Year Ending
         1999                                            $2,666,095
         2000                                             2,075,056
         2001                                             1,938,911
         2002                                               915,798
         2003                                                36,400
         Thereafter                                         157,733
                                                         ----------
         Total                                           $7,789,993
                                                         ==========

         The Company has employment agreements with its three executive officers that are in effect until June 30, 2001. Such agreements provide for minimum salary levels as well as for incentive bonuses that are payable if the Company achieves specified target performance goals. The agreements also provide for lump sum severance payments upon termination of employment under certain circumstances. The Company's aggregate commitment for future salaries at June 30, 1998, excluding bonuses, was approximately $1,350,000.

         The Company has license agreements with White Consolidated Industries, Inc. ("White Consolidated"), which require minimum royalty payments through the year 2011. The current level of royalty payments are in excess of the minimum requirements. The Company also has various license agreements with other parties for periods usually not exceeding three years. The agreements are then typically renewable upon mutual consent. These license agreements require royalty payments based on the sales of licensed product in the period. Total royalties paid under these agreements, including the White Consolidated Industries, Inc. agreement, were $20,266,000 in fiscal year 1998, $6,300,000 in fiscal year 1997 and $1,600,000 in fiscal year 1996.

12.  LEGAL PROCEEDINGS

         The Company, White Consolidated, and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation (now known as CBS Corporation ("CBS")) in the United States District Court for the Western District of Pennsylvania on December 18, 1996. The action arises from a dispute between CBS and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between CBS and White Consolidated in the 1970's and the parties' subsequent conduct. The action seeks, among other things, an injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Company's license agreements with White Consolidated, White Consolidated is defending the Company and is obligated to indemnify the Company from and against any and all claims, losses and damages arising out of the action, including the costs of litigation. An adverse decision in the litigation could result in Salton being limited in further use of the White-Westinghouse(R) name and therefore the possible termination or significant modification of the supply contract between Salton and Kmart Corporation described in note 13.

         The Company is a party to various other legal actions and proceedings incident to its normal business operations. Management believes that the outcome of such litigation will not have a material adverse effect on its financial condition or annual results of operations.

13.  SUPPLY CONTRACT AND MAJOR CUSTOMERS

         The Company entered into a major supply contract with Kmart Corporation ("Kmart") on January 31, 1997. Under the contract, the Company supplies Kmart with small kitchen appliances, personal care products, heaters, fans and electrical air cleaners and humidifiers under the White-Westinghouse(R) brand name. Sales to Kmart approximated 19% and 16% of total net sales of the Company in fiscal years 1998 and 1997, respectively.

         The Company's net sales in the aggregate to its five largest customers during the fiscal years ended June 27, 1998, June 28, 1997 and June 29, 1996 were 47%, 47% and 55% of total net sales in these periods, respectively. In addition to Kmart, one customer accounted for 7%, 9%, and 15% of total net sales during the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, respectively. Another customer accounted for 8%, 9%, and 13%, respectively, over the same fiscal years.

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


14.  INCOME TAXES

         Federal, state and foreign taxes were approximately as follows:

                                                       Fiscal Years Ended
                                    June 27,1998          June 28,1997           June 29,1996
                                    ------------          ------------           ------------
Federal
  Current                           $ 10,080,000       $       371,000           $     32,000
  Deferred                            (1,134,000)              822,000             (2,711,000)
State
  Current                              2,699,000               303,000
  Deferred                              (294,000)                                    (771,000)
Foreign
  Current                                854,000               505,000
  Deferred                          ------------       ---------------           ------------

Total                               $ 12,205,000       $     2,001,000           $ (3,450,000)
                                    ============       ===============           ============


         Deferred taxes based upon differences between the financial statement and tax bases of assets and liabilities and available tax carryforwards consisted of:

                                                                                                Fiscal Year Ended
                                                                                     June 27, 1998             June 28, 1997
                                                                                     -------------             -------------
Allowance for doubtful accounts                                                        $1,309,065                $  960,000
Depreciation and amortization                                                          (1,099,679)               (1,060,680)
Other deferred items, net                                                                 175,940                  (302,415)
Net operating loss carry-forwards                                                       1,764,253                 2,349,579
Inventory reserves and capitalization                                                   1,938,643                   713,568
Unrealized gains on securities available for sale                                          --                      (720,058)
                                                                                       ----------                ----------
Net deferred tax asset                                                                 $4,088,222                $1,939,994
                                                                                       ==========                ==========

         During 1996, the Company re-assessed the measurement of deferred tax assets based on available evidence and concluded that a valuation allowance was unnecessary. Accordingly, a valuation allowance of $3,463,066 was eliminated in the fourth quarter of fiscal 1996.

         The Company has net loss carry-forwards at June 27, 1998 expiring as follows:

         YEAR CARRY-FORWARD EXPIRES                           AMOUNT
         --------------------------                           ------

                       2008                               $1,273,000
                       2009                                2,665,000
                       2110                                   60,000
                       2111                                   45,000
                                                          ----------
                       Total                              $4,043,000
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

         A reconciliation of the statutory federal income tax rate to the effective rate was as follows:

                                                                      Fiscal Years Ended
                                                                      ------------------
                                                           June 27,        June 28,        June 29,
                                                             1998            1997            1996
                                                             ----            ----            ----
Statutory federal income tax rate                            35.0%           35.0%           35.0%
Effective state tax rate                                      4.9             4.8             4.8
Permanent differences                                         0.3             2.3
Effect of foreign tax rate                                   (2.1)           (8.8)
Utilization of operating loss carryforwards                                                 (34.6)
Change in valuation allowance                                                              (296.9)
Other                                                        (0.2)           (2.0)           (9.4)
                                                             ----            ----          ------
Effective income tax rate                                    37.9%           31.3%         (301.1)%
                                                             ====            ====          =======

         U.S. income taxes were not provided on certain unremitted earnings of Salton Hong Kong, Ltd. which the Company considers to be permanent investments. The cumulative amount of U.S. income taxes which have not been provided totaled approximately $854,000 at June 27, 1998.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Unaudited quarterly financial data is as follows (amounts in thousands, except per share data).

                                              First           Second             Third             Fourth
                                             Quarter          Quarter           Quarter            Quarter
                                             -------          -------           -------            -------
1998

Net sales                                    $65,773          $102,153          $68,099           $69,574
Gross profit                                  24,797            35,029           26,159            27,911
Net income                                     4,124             5,448            2,778             7,631
Earnings per share: Basic                       0.32              0.42             0.21              0.58
Earnings per share: Diluted                     0.31              0.40             0.21              0.56

1997

Net sales                                    $34,862           $58,837          $41,690           $47,417
Gross profit                                   9,689            18,027           12,582            13,109
Net income (loss)                              1,129             3,977             (677)              (30)
Earnings (loss) per share:Basic                 0.09              0.31            (0.05)            (0.00)
Earnings (loss) per share: Diluted              0.09              0.30            (0.05)            (0.00)


16.  SUBSEQUENT EVENTS

THE NEW CREDIT AGREEMENT

         The Company entered into the New Credit Agreement dated as of July 27, 1998 with an investment banking firm. This agreement provides for $215.0 million in senior secured credit facilities consisting of a Tranche A $90.0 million term loan, a $75.0 million Delayed Draw Term Loan, and a five year $50.0 million senior secured revolving credit facility maturing on July 27, 2003. In addition, the New Credit Agreement allows the Company to undertake a subordinated notes offering of up to $125 million. Proceeds of the offering, if undertaken, would be required to be used to repay the Tranche A $90 million term loan, amounts outstanding, if any, under the Delayed Draw Term Loan and amounts outstanding under the senior secured Revolving Credit Facility, respectively, up to a total of $115 million. Any excess amount would be available as cash to the Company. On July 28, 1998, the Company borrowed the Tranche A term loan in order to complete the repurchase subsequently described in this note.

         The Company's borrowings under the New Credit Agreement are at an established base rate (equivalent to the prime rate of interest) plus an applicable margin or, at the Company's election, a eurodollar rate (equivalent to the LIBOR rate) plus an applicable margin based on a range of ratios of total debt to earnings before interest, taxes, depreciation and amortization. At July 28, 1998, the base rate plus applicable margin was 9.6% and the eurodollar rate plus applicable margin was 7.8%.

         The New Credit Agreement contains certain limitations restricting company activity and financial covenants, the most significant of which are, as defined, minimum interest coverages, fixed charge coverages and maximum total leverage.



         The Tranche A term loan matures in twenty consecutive installments commencing on September 30, 1998.

         The future maturities are:

                    1999                         $ 3,750,000
                    2000                           5,000,000
                    2001                          20,000,000
                    2002                          25,000,000
                    2003                          28,750,000
                    Thereafter                     7,500,000
                                                 -----------
                                                 $90,000,000
                                                 ===========

         The commitment for the Delayed Draw Term Loan expires on July 27, 1999. This loan, if drawn, matures in sixteen consecutive quarterly installments, commencing on September 30, 1999. Future installment payments would be made quarterly in accordance with the following table:

                     Installments    Principal Amount
                     ------------    ----------------

                     1 through 4        $ 2,500,000
                     5 through 12         5,000,000
                    13 through 16         6,250,000



         In addition to the preceding maturity schedules, the Company is required to make additional mandatory payments of 50% of the defined annual excess cash flow of the Company, 100% of the net proceeds of any sale or disposition of certain assets, and 100% of the net proceeds of the incurrence of certain indebtedness. All such amounts are first applied to the prepayment of outstanding term loans and secondly to the reduction of the Revolving Credit Facility.

THE PREFERRED STOCK

         On July 28, 1998, Salton also issued $40 million of convertible preferred stock to a private investment firm in connection with a Stock Purchase Agreement dated July 15, 1998. The convertible preferred stock is generally non-dividend bearing and is convertible into 2,352,941 shares of Salton common stock (reflecting a $17 per share conversion price). The holders of the convertible preferred stock are entitled to one vote for each share of Salton common stock that the holder would receive upon conversion of the convertible preferred stock.

         In connection with the convertible preferred stock issuance, two individuals representing the private investment firm were appointed to serve on the Company's Board of Directors.

THE REPURCHASE

         On July 28, 1998, the Company repurchased (the "Repurchase") 6,535,072 shares of Salton common stock owned by Windmere pursuant to a Stock Agreement dated as of May 6, 1998 (the "Windmere Stock Agreement") by and among Salton, Windmere and the executive officers of Salton. Prior to the Repurchase, Windmere owned approximately 50% of Salton's outstanding common stock. The price for the Repurchase was $12 per share in cash plus a $15 million subordinated promissory note. The note, which has a term of six and one-half years and bears interest at 4% per annum payable annually, is subject to offsets of 5% of the total purchase price paid by Salton for product purchases from Windmere and its affiliates during the term of the note. The principal amount of the note is also subject to reduction in the event Salton's supply agreement with Kmart is terminated for any reason.

         The Company (i) paid the cash portion of the purchase price for the Repurchase, (ii) refinanced the Facility described in note 4 and (iii) paid certain related fees and expenses in connection with the Repurchase with the net proceeds from the Convertible Preferred Stock Issuance and borrowings of $90 million under the Tranche A term loan.


         In connection with the Repurchase: (i) Windmere repaid in full its promissory note in the principal amount of $10,847,620, that was issued to Salton in July, 1996; (ii) Salton repurchased for approximately $3.3 million Windmere's option to purchase up to 458,500 shares of Salton, that was granted to Windmere in July, 1996; and (iii) Windmere and Salton agreed to continue various commercial and other arrangements, including an agreement relating to Salton's supply agreement with Kmart, subject to certain modifications.

         Effective upon the closing of the Repurchase, each of the persons who had been designated by Windmere to serve on Salton's Board of Directors resigned from Salton's Board of Directors.

THE TOASTMASTER TRANSACTION

         On August 26, 1998, the Company entered into a definitive merger agreement ("Agreement") for the acquisition of Toastmaster Inc. The Agreement provides for Toastmaster Inc. shareholders to receive $7.00 per share in cash, for a total purchase price, including related costs, of approximately $60.0 million. The Company intends to finance the transaction through available credit facilities.

         The transaction is expected to close in the last calendar quarter of 1998, and is subject to, among other things, the approval of the holders of 66 2/3 % of the outstanding shares of Toastmaster Inc. common stock.

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

Dated:   October 22, 1998