Form 10-Q
period 1998-09-30
WINDMERE DURABLE HOLDINGS INC
filed 1998-11-16
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---             SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

                                       OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---              SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission File Number 1-10177

                         WINDMERE-DURABLE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          FLORIDA                                       59-1028301
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


            5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA      33014
            --------------------------------------------    ----------
             (Address of principal executive offices)       (Zip Code)

                                 (305) 362-2611
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirement for the past 90 days. Yes  X   No
                                     ----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                                                 Number of Shares Outstanding
          CLASS                                      On November 4, 1998
----------------------------                     ----------------------------
Common Stock, $.10 Par Value                              22,090,966

                         WINDMERE-DURABLE HOLDINGS, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION

     ITEM 1.  Consolidated Statements of Earnings for the
                Three and Nine Months Ended September 30, 1998
                and 1997                                                    3-4

              Consolidated Balance Sheets as of
                September 30, 1998, December 31, 1997
                and September 30, 1997                                      5-6

              Consolidated Statements of Cash Flows
                for the Nine Months Ended September 30, 1998
                and 1997                                                    7-8

              Notes to Consolidated Financial Statements                   9-19

     ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                20-29

PART II.      OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                              30

     ITEM 5.  Other Information                                              30

     ITEM 6.  Exhibits and Reports on Form 8-K                            30-31

SIGNATURES                                                                   32

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         WINDMERE-DURABLE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                           Three Months Ended September 30,
                                         --------------------------------------
                                                1998                1997
                                        ----------------     -----------------
Sales and Other Revenues                 $160,453   100.0%    $ 79,976   100.0%
Cost of Goods Sold                        105,439    65.7       62,017    77.5
                                         --------   -----     --------   -----
  Gross Profit                             55,014    34.3       17,959    22.5

Selling, General and
 Administrative Expenses                   39,026    24.3       12,288    15.4
                                         --------   -----      -------    ----

  Operating Profit                         15,988    10.0        5,671     7.1

Other (Income) Expense
 Interest Expense                           8,104     5.1          861     1.1
 Interest and Other Income                   (464)    (.3)        (601)    (.8)
 Gain on sale of equity interest          (42,651)  (26.6)          --      --
                                         --------   -----      -------   -----
                                          (35,011)  (21.8)         260      .3
                                         --------   -----      -------   -----

Earnings Before Equity in Net
Earnings of Joint Ventures
 and Income Taxes                          50,999    31.8        5,411     6.8

Equity in Net Earnings
 of Joint Ventures                            362      .2        3,664     4.6
                                         --------   -----      -------   -----

Earnings Before
 Income Taxes                              51,361    32.0        9,075    11.4

Provision for
 Income Taxes                              16,401    10.2          558      .7
                                         --------   -----      -------   -----

Net Earnings                             $ 34,960    21.8%     $ 8,517    10.7%
                                         ========   =====      =======   =====

Earnings Per Share -  basic              $   1.65              $.   48
                                         ========              =======

Earnings Per Share - diluted             $   1.58              $.   43
                                         ========              =======





The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)


                                      Nine Months Ended September 30,
                                  -------------------------------------
                                         1998                  1997
                                  ----------------       --------------
Sales and Other Revenues          $278,415   100.0%      $191,451 100.0%
Cost of Goods Sold                 202,168    72.6        149,667  78.2
                                  --------   -----       -------- -----
  Gross Profit                      76,247    27.4         41,784  21.8

Selling, General and
 Administrative Expenses            63,558    22.8         33,635  17.5

Repositioning Charge                 9,914     3.6             --    --
                                  --------   -----       -------- -----

 Operating Profit                    2,775     1.0          8,149   4.3

Other (Income) Expense
 Interest Expense                   10,575     3.8          2,194   1.2
 Interest and Other Income          (2,662)    (.9)        (1,565) ( .8)
 Gain on sale of equity interest   (42,651)  (15.3)            --    --
                                  --------   -----       -------- -----
                                   (34,738)  (12.4)           629    .4
                                  --------   -----       -------- -----

Earnings Before Equity in
 Net Earnings of Joint
 Ventures and Income Taxes          37,513    13.4          7,520   3.9

Equity in Net Earnings
 of Joint Ventures                   1,558      .6          3,784   2.0
                                  --------   -----       -------- -----

Earnings Before
 Income Taxes                       39,071    14.0         11,304   5.9

Provision for
 Income Taxes                       10,838     3.9            527    .3
                                  --------   -----       -------- -----

Net Earnings                      $ 28,233    10.1%      $ 10,777   5.6%
                                  ========   =====       ======== =====

Earnings Per Share - basic        $   1.45               $   .61
                                  ========               =======

Earnings Per Share - diluted      $   1.34               $   .55
                                  ========               =======


Dividends Per Common Share        $.    00               $   .10
                                  ========               =======




The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)



                                            9/30/98      12/31/97      9/30/97
                                           --------      --------     ---------
ASSETS

CURRENT ASSETS

Cash & Cash Equivalents                    $ 12,826      $ 8,224      $  6,352

Accounts and Other Receivables,
 less allowances of $4,908,
 $1,111 and $1,122, respectively            143,947       43,338        50,281
Receivables from Affiliates (Note 2)          7,513       15,291        16,749
Inventories
 Raw Materials                               13,110       13,327        19,317
 Work-in-process                             20,656       21,062        21,622
 Finished Goods                             149,424       67,783        57,870
                                           --------     --------      --------
  Total Inventories                         183,190      102,172        98,809

Prepaid Expenses                             20,981        4,618         5,633

Refundable Income Taxes                       3,867        5,043            --

Future Income Tax Benefits                   13,837        1,274         2,791
                                           --------     --------      --------

  Total Current Assets                      386,161      179,960       180,615

INVESTMENTS IN JOINT VENTURES
 (NOTE 2)                                    15,788       43,091        39,621

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $54,388,
 $50,329 and $48,218, respectively           90,960       37,199        36,676

Notes Receivable from Affiliate              23,005        7,799            --

OTHER ASSETS                                259,781       13,798        12,973

                                           --------     --------      --------
TOTAL ASSETS                               $775,695     $281,847      $269,885
                                           ========     ========      ========

                         WINDMERE-DURABLE HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

CONTINUED

                                            9/30/98     12/31/97       9/30/97
                                           ---------    --------      --------
LIABILITIES
CURRENT LIABILITIES

Notes and Acceptances Payable              $    998     $ 42,982      $ 45,453

Current Maturities of Long-Term
 Debt                                         8,630        3,815         3,815

Acounts Payable and
 Accrued Expenses                           140,561       26,838        25,263

Income taxes payable                         16,049           --            --

Deferred Income, current portion                 --          247           330
                                           --------     --------      --------
  Total Current Liabilities                 166,238       73,882        74,861

LONG-TERM DEBT                              262,370       16,070        16,274

DEFERRED INCOME TAXES                        13,022           --            --

DEFERRED INCOME, less current
 portion                                     16,043        1,074            15

SHAREHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued
Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares outstanding:
 22,090, 18,119 and
 17,800, respectively                         2,209        1,812         1,780

Paid-in Capital                             139,723       41,024        37,747
Retained Earnings                           177,320      149,087       140,029
Unrealized Foreign Currency
 Translation Adjustment                      (1,230)      (1,102)         (821)
                                           --------     --------      --------

 Total Shareholders' Equity                 318,022      190,821       178,735
                                           --------     --------      --------
TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY                      $775,695     $281,847      $269,885
                                           ========     ========      ========



The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                            Nine Months Ended September 30,
                                            -------------------------------
                                                 1998            1997
                                               ---------      ---------
Cash flows from operating activities:

 Net earnings                                  $  28,233      $ 10,777

 Adjustments to reconcile net earnings
  to net cash used in operating
  activities:
  Depreciation of property, plant and
   equipment                                       7,712         4,956
  Amortization of intangible assets                3,626           824
  Amortization of deferred income                   (248)         (321)
  Repositioning charge                            17,600             0
  Loss on disposal of fixed assets                   617             0
  Net change in allowance for losses
   on accounts receivable                          3,797             0
  Equity in net earnings of joint ventures        (1,588)       (4,332)
  Gain on sale of equity interest                (42,651)           --
  Changes in assets and liabilities

   Increase in accounts and other
    receivables                                  (63,877)      (12,687)
   Increase in inventories                       (10,632)       (9,295)
   Increase in prepaid expenses                  (12,171)       (1,882)
   (Increase) decrease in other assets           (29,956)          615
   Increase (decrease) in accounts payable
    and accrued expenses                          39,424        (1,072)
   Increase in current and
    deferred income taxes                         11,634           441
   Increase in deferred income                    14,970            --
   Increase (decrease) in other accounts             128           (34)
                                               ---------      --------

     Net cash used in
       operating activities                      (33,382)      (12,010)

Cash flows from investing activities:

  Additions to property, plant and
    equipment - net                              (13,887)       (8,872)

  Purchase of net assets - Household
    Products Group                              (319,626)           --

  Proceeds from sale of equity interest
    in Salton - net                               72,279            --

  Investments in joint ventures                       --          (198)

  Increase in receivable accounts
    and notes from affiliates                     (8,165)       (4,610)
                                               ---------      --------

      Net cash used in
       investing activities                     (269,399)      (13,680)


                         WINDMERE-DURABLE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

CONTINUED

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  1998             1997
                                                  ----             ----
Cash flows from financing activities:

  Notes and acceptances                        $ (41,984)        $ 23,570
  Proceeds from issuance of long term debt       507,000                0
  Payments of long-term debt                    (255,885)            (611)
  Exercise of stock options
   and warrants                                    2,962            2,017
  Proceeds from sale of common
   stock - net                                    97,636               --
  Cash dividends paid                                 --           (1,713)
  Payment of withholding tax on
   stock option exercises                         (2,346)              --
                                               ---------         --------

  Net cash provided by
      financing activities                       307,383           23,263
                                               ---------         --------
     Increase (decrease) in cash
       and cash equivalents                        4,602           (2,427)

Cash and cash equivalents at
  beginning of year                                8,224            8,779
                                               ---------         --------
Cash and cash equivalents at end
  of quarter                                   $  12,826         $  6,352
                                               =========         ========


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

           Interest                            $    5,060        $    963
           Income taxes                        $        0        $     11


Non-cash investing and financing activities:

In August 1998, holders of the $2.0 million of convertible notes issued in connection with Newtech acquisition converted the notes into 133,333 shares of Common Stock.


The accompanying notes are an integral part of these statements.

                                   WINDMERE-DURABLE HOLDINGS, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                SUMMARY OF ACCOUNTING POLICIES

                  INTERIM REPORTING

                  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and 1997, and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                  RECLASSIFICATIONS

                  Certain prior period amounts have been reclassified for comparability.

                  RECEIVABLES FROM AFFILIATES

                  Receivables from Affiliates include accounts receivable which arise in the ordinary course of business and are settled as trade obligations, as well as the current portion of notes receivable due from certain of the Company's joint venture partners and other affiliates ("Affiliates"). Notes receivable from these Affiliates bear interest at prevailing market interest rates.

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

                  INTEREST RATE AND DEBT RISK MANAGEMENT

                  The Company uses interest rate swaps of one to four years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notational amounts of the swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense.

                  As of September 30, 1998, the Company had purchased swaps on $70 million notational principal amount with a market value of approximately ($1.7 million). The market value represents the amount the Company would have to pay to exit the contracts at September 30, 1998. The Company does not intend to exit such contracts at this time.

2.                INVESTMENTS IN JOINT VENTURES

                  Investments in Joint Ventures consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in Newtech Electronics Industries, Inc. ("Newtech"), Breakroom of Tennessee, Inc. and Anasazi Partners, L.P. ("Anasazi").

                  On July 28, 1998, the Company consummated the sale of its 6,535,072 shares of Salton/Maxim stock ("Salton"). The shares were sold for $12 per share in cash plus a six and one-half year, $15 million subordinated promissory note bearing interest at 4% per annum. The note is to be offset by 5% of the total purchase price paid by Salton for product purchases from the Company and its affiliates during the term of the note.

                  In addition, Salton repurchased for approximately $3.3 million an option owned by the Company to purchase 458,000 shares of Salton stock. The Company's after-tax proceeds from the transaction were approximately $50 million following the repayment of a $10.8 million note due Salton, resulting in an after-tax gain of approximately $28.0 million.

                  Furthermore, the arrangements between the Company and Salton/Maxim pertaining to the Kmart contract will continue with certain modifications.

                  Summarized financial information of the unconsolidated companies is as follows: (In Thousands)

                                           Nine                         Nine
                                       Months Ended    Year Ended   Months Ended
                                          9/30/98       12/31/97       9/30/97
                                       ------------    ----------   ------------
                  EARNINGS
                  --------
                  Sales                   $299,009      $467,549      $276,125
                  Gross Profit            $ 70,264      $108,100      $ 61,901
                  Net Earnings            $ 11,055      $ 15,885      $  8,651

                  BALANCE SHEET
                  -------------
                  Current Assets          $ 96,066      $169,300      $175,572
                  Noncurrent Assets       $ 12,245      $ 38,781      $ 37,772
                  Current Liabilities     $ 86,240      $132,550      $145,046
                  Shareholders' Equity    $ 21,208      $ 61,581      $ 66,661

                  Notes receivable from affiliates totaled $26.6 million at September 30, 1998 which includes $8.5 million from the 1997 sale of one of the Company's manufacturing subsidiaries and $15.0 million from the sale of the Company's equity interest in Salton.

                  Holders of the $2.0 million of 8% convertible notes issued in connection with the 1996 Newtech acquisition exercised their options to convert the notes into 133,333 shares of the Company's common stock at a price of $15 per share.

                  All sales made by joint ventures in the three month periods ended June 30, 1998 and 1997 were to entities other than members of the consolidated group.

                  Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results and are not part of the above table.

3.                ACQUISITION

                  On June 26, 1998 the Company consummated its acquisition of the Black & Decker Household Products Group ("HPG") for $319.6 million in cash, and assumed certain related liabilities ("HPG Acquisition"). The acquisition includes the cooking, garment care, food preparation and beverage categories. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $232.3 million has been allocated between goodwill and other intangible assets and is being amortized on a straightline basis over periods of 6.5 to 40 years. As part of the HPG Acquisition, the Company licensed the BLACK & DECKER(R) brand for use in marketing HPG products in North America, Central America, South America (excluding Brazil), and the Caribbean under a licensing arrangement with a minimum term of six and one-half years. For the first five years, the license will be on a royalty-free basis. Renewals, if mutually agreed upon, will be at specified minimum royalty payments. In addition, the Company purchased subbrands from The Black & Decker Corporation, including TOAST 'R OVEN(TM), PROFINISH(R), QUICK 'N EASY(R), SPACEMAKER(R), and KT KITCHENTOOLS(TM).

                  To facilitate the acquisition, the Company entered into credit agreements providing it with an aggregate amount of $345 million in Senior Secured Credit Facilities and $185.0 million in Senior Subordinated Loans (Note 5). The Company subsequently repaid the Senior Subordinated Loans in conjunction with the completion of its public offerings described in Note 4.

                  In connection with the acquisition, the Company will incur costs to exit certain activities and costs to terminate or relocate certain employees. Accrued acquisition liabilities for exit costs and employee termination and relocation costs are recognized in accordance with EITF 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination." The Company has not finalized its plans to exit activities and to terminate or relocate employees. Accordingly, unresolved issues could result in additional liabilities with respect to the acquisition. These adjustments will be reported primarily as an increase or decrease in goodwill.

                  The following unaudited proforma summary presents the consolidated results of operations of the Company as if the acquisition had occurred at the beginning of the 1998 period. Data for the 1997 period is not readily available.

                  (In thousands - except per share data)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                          1998
                                                          ----
                  Net Sales                             $402,015
                  Net Earnings                          $ 20,181(1)
                  Earnings Per Share                    $    .96(1)

                  ------------------
                  (1) Includes a one-time, primarily non-cash repositioning charge of $11.4 million, after tax and an after-tax gain on the sale of the Company's equity interest in Salton of $27.7 million.

4.                PUBLIC OFFERINGS

                  On July 27, 1998, the Company completed a public offering of 3,041,000 shares of its Common Stock. Net proceeds from the sale of the stock aggregated approximately $98,000,000. In conjunction with the Common Stock offering the Company granted the underwriters a 30 day option to purchase up to 456,150 additional shares of Common Stock to cover any over allotments, which was not exercised.

                  The Company simultaneously completed a public offering of $130.0 million in aggregate principal of its 10% Senior Subordinated Notes due 2008. Net proceeds from the offering totaled approximately $125,000,000, including related costs of approximately $5.0 million, which are being amortized over the 10 year term of the notes.

                  Proceeds from both offerings were used to pay, in total, outstanding principal and accrued interest under the $185.0 million Senior Subordinated Loans borrowed in connection with the June 26, 1998 acquisition of The Black & Decker Household Products Group as well as the $20.0 million Tranche C Term Loan and $12.0 million in revolving loans under the Senior Secured Credit Facilities.

5.                LONG-TERM DEBT

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

                  The Tranche C Term Loan was paid on July 27, 1998 with the proceeds from the Company's offerings (Note 4). In accordance with the provisions of the Company's Senior Secured Credit Facilities $26.0 million of the net proceeds from the Salton transaction were used to repay $14.0 million and $12.0 million of the Tranche A Term Loan and the Tranche B Term Loan, respectively.

                  Interest accrues on the loans made under the Senior Secured Revolving Credit Facility and the Tranche A Term Loan (other than Swing Line Loans) at either LIBOR (adjusted for any reserves) or the Base Rate, which is the higher of NationsBank, N.A.'s prime rate and the federal funds rate plus 0.50% (the "Base Rate"), at the Company's option, plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that initially has been set at 2.25%, or the Base Rate, plus a specified margin of 1.50%, at the Company's option. Interest accrues on the Tranche B Term Loan at either LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that initially is at 3.00%, or the Base Rate plus a specified margin of 2.00%, at the Company's option. Swing Line Loans will bear interest at the Base Rate.

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

                  The Senior Credit Facilities are secured by a security interest in substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries, as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of a subsidiary of the Company that is a borrower under the Senior Credit Facilities. The Senior Credit Facilities are guaranteed by all of the current and will be guaranteed by all of the future domestic subsidiaries of the Company.

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

                  10% SENIOR SUBORDINATED NOTES DUE 2008

                  The $130.0 million in Senior Subordinated Notes were issued in July 1998, bear interest at a rate of 10%, payable semiannually and mature on July 31, 2008.

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

6.                SHAREHOLDERS' EQUITY

                  EARNINGS PER SHARE

                  In 1997, the Company adopted Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic shares for the three month periods ended September 30, 1998 and 1997 were 21,132,969 and 17,664,295, respectively. Basic shares for the nine month periods ended September 30, 1998 and 1997 were 19,437,363 and 17,548,353, respectively.

                  Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 997,061 and 2,391,927 for the three month periods ended September 30, 1998 and 1997, respectively, and 1,561,771 and 2,063,054 for the nine month periods, respectively.

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

7.                RECENT ACCOUNTING PRONOUNCEMENTS

                  The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Differences between net earnings and comprehensive earnings for the three month periods ended September 30, 1998 and 1997 were insignificant and, therefore, have not been separately disclosed.

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The Company has not assessed the effect this new standard will have on its consolidated financial statements and/or disclosures.

8.                COMMITMENTS AND CONTINGENCIES

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

                  The Company is also a party to legal proceedings which are class action complaints, on behalf of those security holders of the Company who purchased such securities during a certain period in the second and third quarter of 1998, alleging violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of The Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The Company has obtained an extension to move against, answer or otherwise respond in each of the proceedings. Because these matters are in their preliminary stages, management is unable at this time to determine what effect these lawsuits will have on the financial condition, results of operations or liquidity of the Company.

                  The Company is currently advancing the legal expenses of the directors and officers who were named as defendants. Such defendants have agreed to repay the Company for all or any portion of such advances to which they are ultimately found not to be entitled pursuant to applicable law. Based on the information currently available to the Company, management does not believe that the indemnification of the officers and directors named as defendants in the above-listed matters will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, the actual effects of such indemnification on the Company cannot be finally determined until the amount of such indemnification, if any, is fixed.

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

9.                CONDENSED CONSOLIDATING FINANCIAL INFORMATION

                  The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume as if the guarantor subsidiaries were in place for all periods presented. The Company and subsidiary guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantors include the following: Windmere Corporation, Windmere Holdings Corporation, Windmere Holdings Corporation II, Jerdon Products, Inc., Fortune Products, Inc., Bay Books & Tapes, Inc., Windmere Innovative Pet Products, Inc., EDI Masters, Inc., Windmere Fan Products, Inc., Household Products, Inc., HP Delaware, Inc., HP Americas, Inc., HPG LLC, HP Intellectual Corp., WD Delaware, Inc. and WD Delaware II, Inc. The Notes contain certain covenants which, among other things, will restrict the ability of the Subsidiary Guarantors to make distributions to Windmere-Durable Holdings, Inc. The Company has not presented separate financial statements and other disclosures concerning the guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

                                               Nine Months Ended September 30, 1998
                                ----------------------------------------------------------------------
                                                             None
                                Windmere Durable   ------------------------
                                  Holdings, Inc.   Guarantors    Guarantors   Eliminations  Consolidated
                                ----------------   ----------    ----------   ------------  ------------
Statement of Operations

Net Sales                                 0       236,790,682   103,131,771   (61,507,790)   278,414,663
Cost of goods sold                        0       180,914,314    83,465,524   (62,211,552)   202,168,286
  Gross Profit                            0        55,876,368    19,666,247       703,762     76,246,377
Operating Expenses                 (448,497)       61,316,288     2,459,626       270,243     63,557,660
Repositioning Charge                      0         9,913,988             0             0      9,913,988
  Operating Income                  448,497        27,297,092    17,206,621       433,519     45,425,729
Other (income) expense,
 net                               (276,986)      (35,083,528)    1,698,917    (1,076,403)   (34,738,000)
  Earnings before income
  taxes and minority interest
  in subsidiaries                   211,511        19,038,568    18,905,539      (642,884)   37,512,733
Provision for income taxes                0        15,353,537     1,250,634    (5,766,384)   10,838,000
Equity in earnings of affiliated
 companies, net of tax              150,951         1,406,783             0             0     1,557,734
Minority interest                         0                 0             0             0             0
Net earnings                        362,462         5,091,815    17,654,905     5,123,500    28,232,467
                                    =======         =========    ==========     =========    ==========

Balance Sheet

Cash                                      0         5,254,032     7,572,180             0    12,826,212
Accounts receivables                      0       123,103,204    21,465,688      (622,372)  143,946,520

Intercompany
 Receivables                     24,761,456       (20,296,114)    3,584,831      (537,599)    7,512,574
Inventories                               0       137,772,923    45,134,227       282,655   183,189,805
Other current assets                      0        37,316,538     2,549,812    (1,181,847)   38,684,503
  Total current assets           24,761,456       283,150,583    80,306,738    (2,059,163)  386,159,614


Investments in
 affiliated companies           414,426,670        23,020,600    70,476,650  (492,135,475)   15,788,445
Property and equipment,
 net                                      0        59,474,928    31,485,227             0    90,960,155
Other assets                              0       617,283,750    19,940,434  (354,438,280)  282,785,904
                                -----------       -----------   -----------  ------------   -----------
   Total assets                 439,188,126       982,929,861   202,209,049  (848,632,917)  775,694,118
                                ===========       ===========   ===========  ============   ===========

LIABILITIES:

Notes payable                             0        11,350,207       998,444   (11,350,207)      998,444
Accounts payable and
  accrued expenses                    1,066       132,078,934     9,102,782      (622,071)  140,560,710

Current maturities
 of L.T.                          8,630,000                 0             0             0     8,630,000
Deferred income S.T.                      0                 0             0             0             0
Deferred income taxes                     0        15,838,868       865,616      (655,644)   16,048,840
                                -----------       -----------   -----------  ------------   -----------
   Total current
     liabilities                  8,631,066       159,268,009    10,966,842   (12,628,223)  166,237,694
Long term debt                  260,370,000       356,869,293             0  (354,869,293)  262,370,000
Deferred income, less
 current portion                          0        15,218,367             0       824,010    16,042,377
Deferred income taxes                     0        12,836,352     2,145,685    (1,960,037)   13,022,000
   Total liabilities            269,001,066       544,192,022    13,112,528  (368,633,543)  457,672,071
Shareholders' equity            170,187,060       438,737,840   189,096,521  (479,999,374)  318,022,047
   Total liabilities and
   shareholder equity           439,188,126       982,929,861   202,209,049  (848,632,917)  775,694,118
                                ===========       ===========   ===========  ============   ===========

Cash Flow Information

Net cash provided (used)
 in operating
 activities                      40,684,662      (613,451,297)   (5,983,456)  545,368,164   (33,381,927)
Net cash provided
 (used) in investing
 activities                    (398,520,952)       30,606,355    (1,885,068)  100,400,562  (269,399,103)
Net cash provided
 (used) in financing
 activities                     357,836,290       588,098,974     7,216,822  (645,768,726)  307,383,360
Cash at beginning                         0                 0     8,223,882             0     8,223,882
Cash at end                               0         5,254,032     7,572,180             0    12,826,211



                                                Nine Months Ended September 30, 1997
                                ----------------------------------------------------------------------
                                                             None
                                Windmere Durable   ------------------------
                                  Holdings, Inc.   Guarantors    Guarantors   Eliminations  Consolidated
                                ----------------   ----------    ----------   ------------  ------------
Statement of Operations

Net Sales                               0        136,975,478    116,066,766   (61,590,964)   191,451,279
Cost of goods sold                      0        106,675,357    105,153,283   (62,160,964)   149,667,676
  Gross profit                          0         30,300,120     10,913,483       570,000     41,783,603
Operating expenses                      0         29,521,931      3,843,279       270,243     33,635,453
  Operating income                      0            777,690      7,070,204       299,757      8,147,650

Other (income) expense,
  net                             324,537          1,447,111     (1,143,020)            0        628,627

Earnings before equity in net
 earnings (loss) of joint
 ventures and income tax         (324,537)          (669,421)     8,213,224       299,757      7,519,023
Provision for income taxes              0              9,099        183,882       333,805        526,786
Equity in net earnings loss
 of joint ventures                 87,349          3,696,998              0             0      3,784,347
                               ----------        -----------    -----------   -----------    -----------
Net earnings                     (237,189)         3,018,979      8,029,342       (34,048)    10,777,084
                               ==========        ===========    ===========   ===========    ===========

Balance Sheet

Cash & cash equivalents                 0            155,478      6,196,485             0      6,351,963
Accounts receivables                    0         38,556,265     11,365,913       358,822     50,281,000
Receivables from
 affiliates                    30,941,789        (32,525,764)    18,008,379       324,843     16,749,248
Inventories                             0         48,709,774     50,643,594      (544,368)    98,809,000
Other current assets                    0          5,827,499      3,172,182      (575,672)     8,424,009
   Total current assets        30,941,789         60,723,253     89,386,553      (436,375)   180,615,220
Investment in joint
 ventures                      46,265,002         47,379,290     46,199,154  (100,222,849)    39,620,596
Property and plant and
 equipment net                          0          7,201,146     29,474,963             0     36,676,109
Other assets                            0          5,035,628     12,525,799    (4,588,358)    12,973,069
   Total assets                77,206,791        120,339,317    177,586,469  (105,247,582)   269,884,994
                               ==========        ===========    ===========   ===========    ===========

Notes and acceptance payable            0         49,850,207      6,952,701   (11,350,207)    45,452,701
Current maturities of
 long term debt                         0          3,814,815              0             0      3,814,815
Accounts payable                        0          3,212,530     16,115,201             0     19,327,731
Accrued expenses                    2,068          1,107,906      4,826,781             0      5,936,754
Current maturities of L.T.              0          3,814,815              0             0      3,814,815
Deferred income current
 portion                                0            330,002              0             0        330,002
Deferred income taxes                   0          1,772,059       (341,377)   (1,430,523)           158
   Total current liabilities        2,068         60,087,518     27,553,305   (12,780,730)    74,862,161
Long term debt                 10,847,620          5,425,926              0             0     16,273,546
Deferred income, less
 current portion                        0             14,679              0             0         14,679
Deferred income taxes                   0           (185,648)        68,401       117,247              0
  Total liabilities            10,849,688         65,342,476     27,621,707   (12,663,483)    91,150,387
Shareholders' equity           66,357,104         54,996,841    149,964,762   (92,584,099)   178,734,607

Total liabilities
    and shareholders
    Equity                     77,206,791        120,339,317    177,586,469  (105,247,582)   269,884,994
                               ==========        ===========    ===========   ===========    ===========

Net cash provided (used)
 in operating activities         (235,122)       (17,426,085)    11,336,937    (5,686,031)   (12,010,301)
Net cash provided (used)
 in investing activities          (68,721)        (6,624,086)   (14,873,425)    7,885,930    (13,680,302)
Net cash provided (used)
 in financing activities          303,843         22,088,889      3,070,225    (2,199,899)    23,263,058
Cash at beginning                       0          2,116,760      6,662,748             0      8,779,508
Cash at end                             0            155,478      6,196,485             0      6,351,963


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
 THREE MONTHS ENDED SEPTEMBER 30, 1997

Sales and Other Revenues ("Sales") for the third quarter of 1998 increased by $80.5 million, more than double Sales for the same period in 1997. The increase in sales is the result of the June 26, 1998 acquisition of the Black & Decker Household Products Group, now the Company's Household Products, Inc. subsidiary. All Household Products, Inc. sales are distribution sales. Although contributing significantly to total sales for the period, Household Products, Inc. experienced softness in the domestic market for its higher-end product lines and weaker than expected sales in Latin America and Canada. Sales to Walmart accounted for 14% of total Company sales in the 1998 third quarter.


                                                    COMPARATIVE REVENUE RESULTS
                                       ------------------------------------------------------
(In Thousands)                                            THREE MONTHS ENDED
                                       ------------------------------------------------------
                                          SEPTEMBER 30, 1998               SEPTEMBER 30, 1997
                                       ---------------------              -------------------

DISTRIBUTION                           $ 147,488        91.9%             $  59,799     74.8%
MANUFACTURING                             12,965         8.1                 20,177     25.2
                                         -------       -----                -------     ----
  Total Sales                          $ 160,453       100.0%             $  79,976    100.0%
                                         =======       =====                =======    =====

The Company's gross profit margin increased to 34.3% of sales from 22.5% in the 1997 period. While the increase is attributable primarily to the June 26, 1998 acquisition, increased productivity, a more profitable product mix and lower raw material costs, which include the effect of volume purchase discounts, at the Company's manufacturing operations also contributed significantly to the margin improvement.

Selling, general and administrative expenses increased by $26.7 million and as a percentage of sales to 24.3% from 15.4% for the year ago quarter. The increase is due to the June 26, 1998 acquisition of the Black & Decker Household Products Group. Expenses incurred to integrate and delink Household Products, Inc. from Black & Decker were higher than anticipated.

Interest expense increased by $7.2 million to $8.1 million in the 1998 period. The change is the result of amounts borrowed in conjunction with the June 26, 1998 acquisition of the Black & Decker Household Products Group.

On July 28, 1998, the Company consummated the sale of its 6,535,072 shares of Salton/Maxim stock. The sale of the stock resulted in an after-tax capital gain of $27.7 million.

The Company's equity in net earnings of joint ventures decreased $3.3 million to $362,000 in the 1998 period. The decrease is primarily the result of the July 1998 sale of the Company's equity interest in Salton as well as weaker profits at Newtech.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations, and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

The Company's effective tax rate for the third quarter has increased to 32% compared to 10% in the prior year because of the gain on the sale of the Salton/Maxim stock. The gain increases the proportion of the Company's income taxable in the U.S. which is generally taxed at rates higher than its foreign income.

In 1997, the Company adopted Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share". Basic shares for the three month periods ended September 30, 1998 and 1997 were 21,132,969 and 17,664,295, respectively. The increase in number of shares was primarily due to the July 1998 public offering of 3,041,000 shares of the Company's common stock.

Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 997,061, and 2,391,927 for the three month period ended September 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
 NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales and Other Revenues for the 1998 nine month period increased by $87.0 million or 45.4% over sales for the same period in 1997. The increase is primarily the result of the June 26, 1998 acquisition of Household Products, Inc. (See discussion of three month period results). Sales to Walmart accounted for 11% of total sales for the nine month period ended September 30, 1998.


                                                    COMPARATIVE REVENUE RESULTS
                                    -------------------------------------------------------
                                                          NINE MONTHS ENDED
                                    -------------------------------------------------------
                                       SEPTEMBER 30, 1998               SEPTEMBER 30, 1997
                                    ------------------------           --------------------

DISTRIBUTION                        $    239,719        86.1%          $    138,988    72.6%
MANUFACTURING                             38,696        13.9                 52,463    27.4
                                         -------       -----                 ------    ----
  Total Sales                       $    278,415       100.0%          $    191,451   100.0%
                                         =======       =====                =======   =====

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

Excluding the portion of the repositioning charge recorded as cost of goods sold in the 1998 period, the Company's gross profit margin increased to 30.2% of sales from 21.8% in the 1997 period. While the increase is attributable primarily to the June 26, 1998 acquisition, increased productivity, a more profitable product mix and lower raw material costs, which include the effect of volume purchase discounts, at the Company's manufacturing operations also contributed significantly to the margin improvement.

Selling, general and administrative costs increased by $29.9 million and as a percentage of sales to 22.8% from 17.5% in the nine months ended September 30, 1998 compared to the same period of 1997. The increase is due to the June 26, 1998 acquisition of the Black & Decker Household Products Group. Expenses incurred to integrate and delink Household Products, Inc. from Black & Decker were higher than anticipated.

Interest expense increased by $8.4 million in the 1998 period. The change is the result of the increased level of borrowing throughout the year under the Company's credit facilities as well as amounts borrowed in conjunction with the acquisition of the Black & Decker Household Products Group.

The Company's equity in net earnings of joint ventures was $1.6 million for the nine months ended September 30, 1998 as compared to $3.8 million for the same period in 1997. The decrease is primarily the result of the July 1998 sale of the Company's equity interest in Salton.

The Company's tax expense is based on the earnings of each of its foreign and domestic operations, and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

The Company's effective tax rate for the 1998 nine month period has increased to 29% compared to 7% in the prior year because of the gain on the sale of the Salton/Maxim stock. The gain increases the proportion of the Company's income taxable in the U.S. which is generally taxed at rates higher than its foreign income.

Basic shares for the nine month periods ended September 30, 1998 and 1997 were 19,437,363 and 17,548,353, respectively. The increase in number of shares was primarily due to the July 1998 public offering of 3,041,000 of the Company's common stock.

Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,561,771 and 2,063,054 for the nine month periods ended September 30, 1998 and 1997.

LIQUIDITY & CAPITAL RESOURCES

At September 30, 1998, the Company's current ratio and quick ratio were 2.3 to 1 and 1.2 to 1 as compared to 2.4 to 1 and 1.1 to 1 at September 30, 1997. The Company had working capital of $219.9 million and $105.8 million at September 30, 1998 and 1997, respectively.

Cash balances increased by approximately $4.6 million for the nine month period ended September 30, 1998. The net use of cash in operating activities is a result of the increased growth in sales as a result of the June 26, 1998 acquisition of the Black & Decker Household Products Group, resulting in higher accounts receivable balances.

Cash used in investing activities is primarily the result of the payment of $319.6 to purchase the net assets of the Household Products Group offset by the net proceeds from the sale of the Company's equity interest in Salton.

Financing activities provided cash flows of $307.4 million primarily as a result of the borrowings and proceeds from the public offerings of Common Stock and 10% Senior Subordinated Notes made in conjunction with the acquisition of the Black & Decker Household Products Group.

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

Certain of the Company's foreign subsidiaries (the "subsidiaries") have $21.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At September 30, 1998, the subsidiaries were utilizing, including letters of credit, approximately $1.0 million of these credit lines. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company's primary sources of liquidity are its cash flow from operations and borrowings under the Senior Secured Credit Facilities. The Company is currently borrowing $139.0 million under the term loan portion of its Senior Secured Credit Facilities. In addition, $145.0 million is available for future borrowings under the Senior Secured Revolving Credit Facility and other credit facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

Under the Senior Secured Revolving Credit Facility, the Company may elect to borrow at either LIBOR (adjusted for any reserves) or the Base Rate (as defined). Interest will accrue on the Senior Secured Revolving Credit Facility and the Tranche A Term Loan at either LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that initially has been set at 2.25%, or the Base Rate, plus a specified margin of 1.50%. Interest will accrue on the Tranche B Term Loan at either LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that initially has been set at 3.00%, or the Base Rate plus a specified margin of 2.00%.

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

The indenture pursuant to which the 10% Senior Subordinated Notes are issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and issue preferred stock, pay dividends or make other certain restricted payments, apply net proceeds from certain asset sales, and sell stock of subsidiaries.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond the Company's control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit and other facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the indebtedness on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Secured Credit Facilities in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

The Company's aggregate capital expenditures for the nine months ended September 30, 1998 were $13.9 million. The Company anticipates that the total capital expenditures for the remainder of 1998 and for 1999 will be approximately $7.1 million and $25.0 million, respectively, which includes the cost of new tooling. The Company plans to fund those capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

At September 30, 1998, debt as a percent of total capitalization was 46 percent.

PUBLIC OFFERINGS

On July 27, 1998, the Company completed a public offering of 3,041,000 shares of its Common Stock. Net proceeds from the sale of the stock aggregated approximately $98,000,000. In conjunction with the Common Stock offering the Company granted the underwriters a 30 day option to purchase up to 456,150 additional shares of Common Stock to cover any over allotments, which was not exercised.

The Company simultaneously completed a public offering of $130.0 million in aggregate principal of its 10% Senior Subordinated Notes due 2008 (the "Notes"). Net proceeds from the offering totaled approximately $125,000,000, including related costs of approximately $5.0 million, which are being amortized over the 10 year term of the notes.

Proceeds from both offerings were used to pay, in total, outstanding principal and accrued interest under the $185.0 million Senior Subordinated Loans borrowed in connection with the June 26, 1998 acquisition of the Black & Decker Household Products Group as well as the $20.0 million Tranche C Term Loan and $12.0 million in revolving loans under the Senior Secured Credit Facilities.

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

In addition, Salton repurchased for approximately $3.3 million an option owned by the Company to purchase 458,000 shares of Salton stock. The Company's after-tax proceeds from the transaction were approximately $50 million following the repayment of a $10.8 million note due Salton resulting in an after-tax gain of approximately $28.0 million.

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

The Company uses interest rate swaps of one to four years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notational amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense.

As of September 30, 1998, the Company had purchased interest rate swaps on $70 million notational principal amount with a market value of approximately ($1.7 million). The market value represents the amount the Company would have to pay to exit the contracts at September 30, 1998. The Company does not intend to exit such contracts at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Differences between net earnings and comprehensive earnings for the three month periods ended September 30, 1998 and 1997 were insignificant and, therefore, have not been separately disclosed.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131). The Company has not assessed the effect this new standard will have on its consolidated financial statements and/or disclosures.

SEASONALITY

The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Company has historically experienced higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for products in the late summer for "back-to-school" sales and in the fall for holiday sales. The Company's major sales occur during August through November. Sales are generally made on 60 to 90 day terms. Heaviest collections on its open accounts receivable are received from November through March, at which time the Company is in its most liquid state.

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

The Company is also a party to the following legal proceedings:

1. CONCETTA BRUNO AND RICHARD EHRLICH, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID FRIEDSON, HARRY D. SCHULMAN AND NATIONSBANC MONTGOMERY SECURITIES LLC, Case No. CV 98-5974

                  Date suit instituted: 9/25/98
                  Name of Court: United States District Court, Eastern District of New York

2. RALPH CASEY, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON, HARRY D. SCHULMAN AND NATIONSBANC MONTGOMERY SECURITIES LLC, Case No.
         98-2273-CIV-GRAHAM

                  Date Suit Instituted:  November 9, 1998
                  Name of Court: United States District Court, Southern District of Florida

3.       GILBERT KUNKEN, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED
         V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON, HARRY D. SCHULMAN, AND LAI KIN Case No. 98-2316-CIV-MOORE

                  Date Suit Instituted:  October 5, 1998
                  Name of Court: United States District Court, Southern District of Florida

4. JONATHAN CHARIFF, INC. ON BEHALF OF ITSELF AND ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON, HARRY
         D. SCHULMAN AND NATIONSBANC MONTGOMERY SECURITIES LLC, Case No. 98-2344-CIV-MORENO

                  Date Suit Instituted:  October 7, 1998
                  Name of Court: United States District Court, Southern District of Florida

5. SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2367-CIV-GRAHAM

                  Date Suit Instituted: October 8, 1998
                  Name of Court: United States District Court, Southern District of Florida

6. KAM CHU TAM, MON TAY YAN AND MING HEUNG YAN, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID FRIEDSON, HARRY D. SCHULMAN AND NATIONSBANC MONTGOMERY SECURITIES LLC, Case No. CV 98-6360

                  Date Suit Instituted:  October 20, 1998
                  Name of Court: United States District Court, Eastern District of New York

Each of these matters is a class action complaint, purportedly on behalf of those security holders of the Company who purchased such securities during a certain period in the second and third quarter of 1998, alleging violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of The Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The Company has obtained an extension to move against, answer or otherwise respond in each of the Litigation Matters. Because these matters are in their preliminary stages, management is unable at this time to determine what effect these lawsuits will have on the financial condition, results of operations or liquidity of the Company.

The Company is currently advancing the legal expenses of the directors and officers who were named as defendants. Such defendants have agreed to repay the Company for all or any portion of such advances to which they are ultimately found not to be entitled pursuant to applicable law. Based on the information currently available to the Company, management does not believe that the indemnification of the officers and directors named as defendants in the above-listed matters will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, the actual effects of such indemnification on the Company cannot be finally determined until the amount of such indemnification, if any, is fixed. The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company.

COMMITMENTS AND CONTINGENCIES

The Company and the other 50 percent owner in Newtech have entered into an agreement whereby the Company will transfer 5.0% of its interest in Newtech to a third party if and when a liquidity event for the Company occurs. Pursuant to the agreement, a liquidity event would occur if Newtech sells equity interests in a public offering, Newtech is sold to a third party, or if there is an other disposition of the Company?s interest or other similar event. On May 14, 1998, Newtech filed a Form S-1 Registration Statement to publicly offer shares of its common stock with the Securities and Exchange Commission. There can be no assurance that such offering will be consummated.

MANUFACTURING OPERATIONS

The Company's products are manufactured primarily at the Company's facilities in the PRC, Mexico and the United States. In October 1998, the Company announced its intention to close the Asheboro, North Carolina plant. Prior to the HPG acquisition, approximately 85-percent to 90-percent of the Company's products were manufactured by Durable, its wholly-owned Hong Kong subsidiary operating in Bao An County, Guangdong Province of the People's Republic of China, which is approximately 60 miles northwest of Central, Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. The supply and cost of products, as well as finished products, can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic and Mexico.

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

FORWARD LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. These factors include economic conditions and the retail environment; the Company's dependence on the timely development, introduction and customer acceptance of products; competitive products and pricing; reliance on key customers; dependence on foreign suppliers and supply and manufacturing constraints; cancellation or reduction of orders; the outcome of pending litigation; and other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 5.  Other Information

         The deadline for submission of proposals by shareholders pursuant to Rule 14a-8 issued under the Securities Exchange Act of 1934 (the "Act") for inclusion in the proxy statement for the Company's 1999 Annual Meeting of Shareholders is December 21, 1998. Any proposals submitted other than pursuant to Rule 14a-8 of the Act must be received by the Company no later than March 6, 1999 or such proposals will be considered untimely, and the Company may confer discretionary voting with respect to such matters in its proxy for the 1999 Annual Meeting of Shareholders.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27.1....Financial Data Schedule (for S.E.C. USE ONLY).
         27.2....Financial Data Schedule (for S.E.C. USE ONLY).

(b)      Reports on Form 8-K:

1. Form 8-K dated July 16, 1998, reporting under "Item 5. Other Information," the execution of the Credit Agreement and the agreement for Senior Subordinated Loans referred to in the 8-K filed June 26, 1998 regarding the acquisition of the Household Products Group from Black & Decker.

2. Form 8-K dated July 21, 1998 reporting under "Item 5. Other Information," that Salton/Maxim Housewares, Inc. had given the Company notice of its intent to close, on July 27, 1998, on the purchase of the shares of Salton owned by the Company and attaching a copy of the press release related thereto.

3. Form 8-K dated July 27, 1998, reporting under "Item 5. Other Information," that the Company has completed an offering of 3,041,000 shares of its Common Stock and $130 million of its 10% Senior Subordinated Notes due 2008 and attaching (i) the Underwriting Agreements, dated July 22, 1998 among the Company, NationsBank Montgomery Securities LLC and Raymond James & Associates, Inc. (relating to the sale of Common Stock) and among the Company, the Guarantors named therein and NationsBanc Montgomery Securities LLC relating to the sale of the Senior Subordinated Notes) and (ii) the Supplemental Indenture dated as of July 27, 1998 among the Company, the Guarantors named therein and State Street Bank & Trust Company, as Trustee, relating to the issuance of the Senior Subordinated Notes.

4. Form 8-K dated July 28, 1998, reporting under "Item 5. Other Information," that Salton/Maxim Housewares, Inc. had completed the acquisition of the Salton shares owned by the Company and attaching a copy of the press release related thereto.

5. Form 8-K/A dated August 14, 1998, reporting under "Item Acquisition or Disposition of Assets," the unaudited proforma financial information for the completed acquisition of the Salton shares owned by the Company.

6. Form 8-K dated August 24, 1998 reporting under "Item 5. Other Events," the signing of The Amended and Restated Credit Agreement by and Among Windmere-Durable Holdings, Inc. and NationsBank, National Association, and the other Lenders Party Thereto from Time to Time dated August 7, 1998.

7. Form 8-K dated October 2, 1998 reporting under "Item 5. Other Events," the issuance of a press release dated September 29, 1998 announcing that Windmere-Durable Holdings received notice that a class action lawsuit had been filed on September 25, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            WINDMERE-DURABLE HOLDINGS, INC.
                                            (Registrant)



November 13, 1998                           By: /s/ Harry D. Schulman
                                                -------------------------------
                                                Harry D. Schulman
                                                Chief Financial Officer
                                                (Duly authorized to sign on
                                                behalf of the Registrant)



November 13, 1998                           By: /s/ Terry L. Polistina
                                                -------------------------------
                                                Terry L. Polistina
                                                Senior Vice President - Finance
                                                (Duly authorized to sign on
                                                behalf of the Registrant)