Form 10-K
period 1998-12-31
WINDMERE DURABLE HOLDINGS INC
filed 1999-03-31
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 1999, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $6.375) held by non-affiliates of the Registrant was approximately $122,794,485.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                        22,090,966 Shares of Common Stock
                 (as of the close of business on March 15, 1999)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Windmere-Durable Holdings, Inc. Proxy Statement for its 1999 Annual Meeting of Shareholders. Information contained in this document has been incorporated by reference in PART III.

                                     PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL

The Company, through its subsidiaries, is a leading diversified manufacturer and distributor of a broad range of branded and private label small household appliances, including electric housewares (kitchen and garment care), personal care, and other products. The Company manufactures and markets products under the Windmere(R) and other Company-owned brand names, under private-label brand names, under licensed brand names, such as Black & Decker(R) and, pursuant to licenses held by affiliates such as, the White-Westinghouse(R) brand name. The Company's customers for such products include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. In addition, the Company manufactures products on an OEM basis for other major consumer products companies. The Company also manufactures and markets the LitterMaid(R) self-cleaning cat litter box.

The Company operates manufacturing facilities in the People's Republic of China (the "PRC"), Mexico and the United States. Durable Electrical Metal Factory, Ltd. ("Durable"), is the Company's wholly-owned Hong Kong subsidiary, located in Bao An County, Guangdong Province of the People's Republic of China, which is approximately 60 miles northwest of central Hong Kong. Durable's facilities include six manufacturing plants located within a six square mile radius, constituting approximately two million square feet of production capability and employing over 13,000 workers. Durable is a vertically integrated manufacturing operation, with the capacity and expertise to handle most phases of product manufacturing, from design to component manufacturing through final assembly.

The Company also operates a 270,000 square foot manufacturing facility in Queretaro, Mexico, which currently manufactures Black & Decker-labeled products for distribution to both North America and Latin America. The Company is currently in the process of closing its manufacturing facilities in Asheboro, North Carolina.

The Company owns a 50-percent equity interest in Newtech Electronic Industries, Inc. ("Newtech"), which designs and markets consumer electronics. In January 1997, the Company through its 50-percent interest in Salton, Inc. ("Salton") and Newtech entered into supply contracts with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name. On July 28, 1998, the Company consummated the sale of its equity interest in Salton. The Company continues to manufacture and sell kitchen appliances to Salton for sale under the Kmart agreement and earns fees for sales by Salton to Kmart.

HOUSEHOLD PRODUCTS GROUP

With the June 26, 1998 acquisition of the Black & Decker Household Products Group (HPG), the Company became a leading supplier of brand name small electric housewares in the United States. The Company provides customers with a broad line of products at introductory, mid-tier and premium price points, primarily cooking (toaster ovens), garment care (hand-held irons), food preparation, and beverage products. The HPG brands had the number one United States market share in the toaster oven and hand-held iron categories, with market shares of approximately 58% and 38%, respectively, in 1998. Management believes that the products marketed by HPG have strong brand name recognition and a reputation for quality among consumers.

The Company licensed the Black & Decker(R) brand for use in marketing HPG products in North America, Central America, South America (excluding Brazil) and the Caribbean under a licensing arrangement with a minimum term of six and one-half years. For the first five years, the license will be on a royalty-free basis. Renewals, if mutually agreed upon, will be at specified minimum royalty payments. The Company purchased subbrands, including Toast `R Oven(TM), ProFinish(R), Quick `N Easy(R), Spacemaker(R), and KT Kitchentools(TM).

Total HPG sales totaled $232.9 million for 1998.

WINDMERE GROUP

The Windmere Group is a distributor of a broad range of branded and private label personal care products, kitchen electric appliances and seasonal products for major retailers and appliance distributors primarily in North America. The segment also markets the LitterMaid self-cleaning cat litter box. The Group's products are sold primarily through independent sales representatives.

The major portion of Windmere's revenues are generated by the sale of personal care products and appliances. The Company's personal care products include hair dryers, curling irons, curling brushes, hairsetters, combs and brushes, shears, mirrors and electric shavers. Appliances include toasters, toaster ovens, can openers, blenders, hand mixers, waffle irons, steam irons, electronic air cleaners, fans and air fresheners.

The Group's products are sold under various trademarks and registrations, some of which include: Windmere, Jumbo Curl, Belson Pro, Curlmaster, Design Pro, First Class Gourmet, Solid Gold, Windmere Salon, ESP, Electric Shock Protection, VIP Pro, Setting Pretty, Skinni Mini, Clothes Shaver, Easy Styler, Four Way Curls, Set Up, All Curl Trio, Mirror Go Lightly, Jerdon, First Class, Litter Maid, Smoke Catcher, Prelude, Belson, Pro Touch, Pro Star, Hot Silver, Golden Touch, Profiles, Comare, Salon Designs, Premiere, Espree, Gold'n Hot, Colossal Curl, Jumbo Air, Express Air, Euro Sport, Magnum, Superaire, Healthy Vibes, Health Zone, Gentle Air, Spa Venitia and Kitchen Selectives. The Company believes that its business has not been materially dependent on any one trademark.

In 1998, the Company entered into long-term agreements whereby it acquired the rights to use the Campbells(TM), the Fiesta(TM) and Corning Ware(R) brand names on its products.

In the United States, the Group wholesales its line of consumer products nationwide to retailers, including department stores, drug chains, catalog stores and discount and variety stores. The Company also markets its consumer and professional salon appliances, hair pieces and a wide variety of brushes and other hair care accessories to beauticians, barbers and stylists through distributors. In addition, certain items, including the Company's hair dryers, curling irons and other personal care appliances, are sold through professional beauty and barber retail store outlets.

DURABLE MANUFACTURING

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

Durable has begun to manufacture component parts as well as certain small household appliances that were historically outsourced by the Black & Decker Household Products Group.

RISK FACTORS

RISKS OF INTERNATIONAL OPERATIONS AND EXPANSION. A substantial amount of the Company's manufacturing operations are conducted and located abroad, and the Company's growth strategy involves expanding its operations in foreign jurisdictions. The Company also sells its products to customers located in foreign jurisdictions, including Latin America, Europe and the Far East. Prior to the HPG Acquisition, the majority of Windmere-Durable's products were manufactured by Durable, its wholly-owned Hong Kong subsidiary, in Bao An County, Guangdong Province of the PRC, which is approximately 60 miles northwest of central Hong Kong. In connection with the HPG Acquisition, the Company has acquired additional manufacturing facilities in Queretaro, Mexico, a country in which Windmere-Durable had not previously manufactured products. The geographical distances between the Far East, the United States and Mexico create a number of logistical and communications challenges. Because the Company manufactures its products and conducts business in several foreign countries, the Company is affected by economic and political conditions in those countries, including fluctuations in the value of currency, duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could have a material adverse effect on the Company, its business, financial condition or results of operations. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed. In addition, the attractiveness of the Company's services to its United States customers is affected by United States trade policies, such as normal trading relations status and trade preferences for certain nations. For example, trade preferences extended by the United States to Malaysia in recent years were not renewed in 1997.

Moreover, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA"), which may place the Company at a competitive disadvantage to foreign companies that are not subject to the FCPA. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's operations and assets are subject to significant political, economic, legal and other uncertainties in the PRC, where the Company maintains a substantial amount of its manufacturing operations. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors.

The Company could also be adversely affected by the imposition of austerity measures intended to reduce inflation, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the PRC. If the Company determines that it is necessary to relocate the Company's manufacturing facilities from the PRC and is unable to do so, due to confiscation, expropriation, nationalization, embargoes, governmental restrictions or otherwise, the Company would incur substantial operating and capital losses, including losses resulting from business disruption and delays in production. In addition, as a result of a relocation of its manufacturing equipment and certain other assets, the Company would likely incur relatively higher manufacturing costs. A relocation could also adversely affect the Company's revenues if the demand for the Company's products currently manufactured in the PRC decreases due to a disruption in the production and delivery of such products or due to higher prices which might result from increased manufacturing costs. Furthermore, earnings could be adversely affected due to reduced sales and/or the Company's inability to maintain its current margins on the products currently manufactured in the PRC.

In addition, the PRC currently enjoys normal trading relations ("NTR") trading status granted by the United States, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the United States. The United States annually reconsiders the renewal of NTR trading status for the PRC. No assurance can be given that the PRC's NTR trading status will be renewed in the future years. If NTR status for goods produced in the PRC were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which would have a material adverse impact on the Company's revenues and earnings.

Durable is incorporated in Hong Kong and its executive sales offices and its senior executives are located or reside there. The Company also conducts significant trading activities through subsidiaries incorporated in Hong Kong, which may be influenced by the changing political situation in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region. There can be no assurance that the transfer of sovereignty over Hong Kong will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

CURRENCY FLUCTUATIONS. While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of the Company's costs, such as payroll, rent and indirect operations costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars and Mexican pesos. Changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

The Company's manufacturing subsidiary, Durable, uses the Hong Kong dollar as its functional currency. The Hong Kong dollar has historically been "pegged" to a fixed exchange rate vis-a-vis the U.S. dollar. If the Hong Kong dollar were to be significantly devalued against the U.S. dollar and the exchange rate allowed to fluctuate, the Company could experience significant changes in its currency translation account which would impact the Company's future comprehensive income. The Company has acquired the Queretaro property and related assets from The Black & Decker Corporation. Because the operations of such facilities are primarily peso-denominated and the revenues derived from products manufactured at such facilities are primarily dollar-denominated, the Company is now subject to fluctuations in the value of the peso as a result of its acquisition of the Queretaro property. The December 1994 devaluation of the peso had a number of effects on the Mexican economy that adversely affected the financial condition of businesses in Mexico. The devaluation caused the peso value of dollar denominated indebtedness associated with businesses in Mexico to increase significantly, and also greatly increased the rate of inflation, resulting in a sharp rise in nominal interest rates on peso-denominated financing. There can be no assurance that the peso to dollar foreign exchange rate will not be volatile in the future and that financial markets will not have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON TRADEMARKS. As part of the HPG Acquisition, the Company licensed the Black & Decker(R) brand for use in marketing HPG products in North America, Central America, South America (excluding Brazil) and the Caribbean under a licensing arrangement with a minimum term of six and one-half years. For the first five years, the license will be on a royalty-free basis. Renewals, if mutually agreed upon, will be at specified minimum royalty payments. In addition, the Company purchased subbrands, including Toast `R Oven(TM), ProFinish(R), Quick `N Easy(R), Spacemaker(R), and KT Kitchentools(TM). The Company believes that its rights in owned and licensed names is a significant part of the Company's business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks. There can be no assurance as to the breadth or degree of protection that these trademarks may afford the Company, or that the Company will be able to successfully exploit its trademarks in the future. Any inability to do so, particularly with respect to names in which the Company has made significant capital investments, including the Black & Decker(R), Toast `R Oven(TM), ProFinish(R), Quick `N Easy(R), Spacemaker(R), and KT Kitchentools(TM) brand names, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because the Company's business strategy is heavily dependent upon the use of brand names, adverse publicity with respect to products that are not sold by the Company, but bear the brand names used by the Company could have a material adverse effect on the Company's business, financial condition and results of operations, notwithstanding the fact that the products at issue are different from those sold by the Company.

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY. As a result of the HPG Acquisition, the Company now manufactures significantly more products with features for which the Company has filed or obtained licenses for patents and design registrations in the United States and in several foreign countries. With respect to the Company's applications for patents, there can be no assurance that any patents will be obtained. If obtained, there can be no assurance that any patents will afford the Company commercially significant protection of its technologies or that the Company will have adequate resources to enforce its patents. Patent applications in the United States are maintained in secrecy until patents are issued, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that it will be the first creator of inventions covered by any patent application it makes or the first to file patent applications on such inventions.

Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with the Company's ability to make and sell its products. The Company has not conducted an independent review of patents issued to third parties. Although the Company believes that its products do not infringe on the patents or other proprietary rights of third parties, there can be no assurance that other parties will not assert infringement claims against the Company or that such claims will not be successful. There can also be no assurance that competitors will not infringe on any patents obtained by the Company. Defense and prosecution of patent suits, even if successful, are both costly and time consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

The Company also relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's unpatented technology. If the Company is unable to maintain the proprietary nature of its technologies, the Company's business, financial condition and results of operations could be materially adversely affected.

RISKS ASSOCIATED WITH INTEGRATION OF THE BLACK & DECKER HOUSEHOLD PRODUCTS GROUP. There can be no assurance that the Company will successfully complete its integration of HPG with the Company's pre-existing business operations. The full benefits of a business combination of the Company and the HPG will require the integration of administrative, finance, purchasing, engineering, product research and development, sales and marketing organizations; the coordination of production efforts; and the implementation of appropriate operational, financial, and management systems and controls. If the Company fails to successfully integrate the operations of Windmere-Durable and HPG, or if anticipated cost savings are not as substantial as the Company expects, the Company's business, results of operations and financial condition would be materially adversely affected.

COST AND AVAILABILITY OF RAW MATERIALS. Since Durable is a vertically integrated manufacturer, its raw materials primarily consist of metals and plastics such as aluminum, copper, polypropylene and polycarbonate. Because the majority of these materials are commodity based, they are available from at least two and as many as nine or more independent suppliers. The Company is not dependent on any single foreign source for such materials. In addition, the Company typically enters into up to one-year forward supply agreements for certain materials. However, there can be no assurance that the Company will not, from time to time, experience interruptions of supply in the future. In addition, there can be no assurance that such sources will continue to provide raw materials to the Company at attractive prices, or at all, or that the Company will be able to obtain such raw materials in the future from these or other providers on the scale and within the time frames required by the Company. Any failure to obtain such raw materials on a timely basis at an affordable cost or any significant delays or interruptions of supply, would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE UPON CERTAIN CUSTOMERS. The Company is dependent on certain of its principal customers. Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 19% of the Company's 1998 net sales, and the top five customers of the Company accounted for approximately 41% of the Company's 1998 net sales. Although the Company has long-established relationships with many of its customers, the Company and its affiliates do not have any long-term supply contracts with them, other than the Kmart Agreements between each of Salton or Newtech, on the one hand, and Kmart, on the other hand. A decrease in business from any of its major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

BACKLOG. The Company's backlog of orders as of December 31, 1998, 1997 and 1996 was approximately $47.3 million, $35.7 million and $32.1 million, respectively, which orders are generally shipped within the next succeeding year.

COMPETITION. The small household appliance industry is characterized by intense competition. Competition is based upon price and quality, as well as innovation in the design of new products and replacement models and in marketing and distribution approaches. The Company competes with domestic and international companies, some of which have substantially greater financial and other resources than those of the Company. The Company believes that its future success will depend upon its ability to develop and produce reliable products which incorporate developments in technology and satisfy consumer tastes with respect to style and design and its ability to market a broad offering of such products in each applicable category at competitive prices. No assurance can be given that the Company will be able to successfully compete on the basis of these factors in the future.

SEASONALITY OF BUSINESS. The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Company experiences higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for such companies' products in the late summer for "back-to-school" sales and in the fall for holiday sales. This seasonality has also resulted in additional interest expense to Windmere-Durable during the third and fourth quarters of each fiscal year due to an increased need to borrow funds to maintain sufficient working capital to finance such increased demand during such periods. Lower revenues than expected by the Company in the third and fourth quarters or the inability to service additional interest expense due to increased borrowings could have a material adverse effect on the Company's business, financial condition and results of operations.

RETAIL INDUSTRY. The Company sells its products to retailers, including mass merchandisers, department stores, catalog showrooms and wholesale clubs. Retail sales depend, in part, on general economic conditions, and a significant decline in such conditions could have a negative impact on sales by retailers of the type of products offered by the Company. A significant deterioration in the financial condition of the Company's major customers, or in the retail environment in general, could have a material adverse effect on the Company's sales and profitability. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a "just-in-time" basis which requires the Company to shorten its lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories by the Company.

PRODUCT LIABILITY. Any defects in the Company's products that result in personal injury could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains insurance to cover such risks; however, there can be no assurance that the Company will be able to obtain such insurance on acceptable terms in the future, if at all, or that the coverage in certain events will be adequate or will be available to insure against all product liability claims.

GOVERNMENT REGULATION. In the United States, Latin America, Canada and Europe, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc.

or other safety regulation certification prior to marketing electrical appliances in those jurisdictions for the jurisdictions in which such products are marketed. All of the non-professional salon appliances currently marketed by the Company have such certifications. There can be no assurance that the Company's products, or additional electrical appliances which may be developed by the Company, will meet such specifications. Certain of the products sold by the company in the United States are also subject to the cosmetic purity and labeling provisions of the Fair Packaging and Labeling Act. A determination that the Company is not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants. These and other initiatives could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

As of March 15, 1999, the Company had approximately 16,000 full-time employees, which includes approximately 13,000 employed at Durable's operations in Hong Kong and the PRC. From time to time, the Company also utilizes the services of seasonal employees. In connection with the HPG Acquisition, the company assumed the obligations of Black & Decker, S.A. de C.V. under a collective bargaining agreement with the Sindicato Unico de Trabajadores Black & Decker del Estado de Queretaro, C.T.M. (Single Workers Union of Black & Decker of the State of Queretaro, C.T.M.) (the "Union") covering approximately 1,800 employees employed at the Company's manufacturing plant in Queretaro, Mexico (the "Queretaro Collective Bargaining Agreement"). The Queretaro Collective Bargaining Agreement is subject to renegotiation with respect to wages and benefits in February 2000. To date, the Union has not engaged in strikes or work stoppages against the Company. The Company believes that its relationships with both Union and non-union employees are good.

GEOGRAPHIC AREA FINANCIAL INFORMATION

Incorporated by reference to Schedule 1 hereto attached, under the caption, "Note M to Consolidated Financial Statements, Business Segment and Geographic Area Information".

ITEM 2.  PROPERTIES

The following table sets forth the principal operating facilities of the Company.

LOCATION

Miami Lakes, Florida       Headquarters,general               40,000   Owned
                             administration and sales office

Shelton, Connecticut     HPG headquarters, general            170,000  Leased
                          administration, laboratories and
                          sales office

Asheboro, North Carolina Manufacturing and                    325,000  Leased
                          distribution

Shenzhen, China          Manufacturing, distribution,       2,000,000  Leased
                          warehouse, and office

Queretaro, Mexico        Manufacturing, distribution,         270,000  Owned
                          warehouse, and office

Overland Park, Kansas    General administration and             3,000  Leased
                          sales office

Little Rock, Arkansas    Warehouse and distribution           560,000  Leased

Miami Lakes, Florida     Warehouse and distribution           100,000   Owned

Hong Kong, China         Durable headquarters and              40,000  Leased
                          general administration


Pursuant to an interim service agreement with The Black & Decker Corporation, the Company presently warehouses inventory at a facility in Fort Mill, South Carolina. The Company also utilizes the services of various public warehouses pursuant to short-term contracts and plans to continue consolidating the warehousing of its products into Little Rock, Arkansas in the near future.

Durable's facilities in Shenzhen, China are operated under contracts with the local government. The contracts require such periodic adjustments such that terms between one and five years exist at all times.

The Company believes its current facilities are adequate to meet its needs in the foreseeable future. If necessary, the Company may, from time to time, acquire or lease additional facilities in the future for warehousing and/or other activities.

ITEM 3.  LEGAL PROCEEDINGS

The Company, Salton, Newtech, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United Stated District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties" subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14,

1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. It was subsequently determined that the entire dispute will be heard in the United States District Court for the Western District of Pennsylvania. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton and Newtech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the Court on July 15, 1997, and in accordance with the Court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the Court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. The parties have filed cross-motions for summary judgement, which are scheduled to be heard in April 1999. Trial is currently scheduled for June 1999.

The Company is also a party to the following legal proceeding:

         SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-LENARD

         Date Suit Instituted: October 8, 1998
         Name of Court: United States District Court, Southern District of Florida


This matter is a class action complaint which is a consolidation of eight separate class action complaints with substantially similar allegations. The complaints were purportedly filed on behalf of those security holders of the Company who purchased such securities during a certain period in the second and third quarter of 1998, alleging violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of The Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The Court is presently considering the appointment of lead counsel. The Company has filed a motion to dismiss the matter, which has been stayed pending further order of the court. Because these matters are in their preliminary stages, management is unable at this time to determine what effect these lawsuits will have on the financial condition, results of operations or liquidity of the Company.

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

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

QUARTERLY STOCK QUOTATIONS AND DIVIDENDS PER SHARE

The Company's common stock is traded on the New York Stock Exchange under the symbol WND. High and low market prices and dividends paid per share in 1998 and 1997, by quarters, are as follows:

                                                                   MARKET PRICE                    Cash
                                                              ---------------------
                                                               HIGH           LOW                DIVIDENDS
                                                              ------         ------              ---------
         1998
         ----
         Fourth quarter                                        7-3/4          4-5/16             $      --
         Third quarter                                        36-5/8          5-5/8                     --
         Second quarter                                       35-13/16       24-1/2                     --
         First quarter                                        28-7/8         20-3/8                     --
                                                                                                 ---------
                                                                                                 $       0
                                                                                                 =========

         1997
         ----
         Fourth quarter                                       26-11/16       19-5/8              $      --
         Third quarter                                        24-1/8         16-1/4                     --
         Second quarter                                       16-9/16        12-7/8                    .05
         First quarter                                        14-5/8         12                        .05
                                                                                                 ---------
                                                                                                 $     .10
                                                                                                 =========

The approximate number of holders of common stock of the Company, as of December 31, 1998, was 1,300. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 9,100 shareholders.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)


                                   1998           1997         1996
                                   ----           ----         ----

Net sales                       $ 474,356      $ 261,885    $ 197,004
Equity in net earnings (loss)
 of joint ventures              $   1,621      $   7,353    $   2,299
Earnings (loss) before taxes,
  and extraordinary item        $  40,368      $  20,758    $   3,672
Provision for taxes
 (benefit))                     $  11,616      $     923    $    (280)
Effective tax rate                   28.7%           4.5%        (7.6)%
Net earnings (loss)             $  28,752*     $  19,835    $     451 **
Working capital                 $ 267,434      $ 106,078    $ 105,565
Current ratio                    3.0 to 1       2.4 to 1     3.1 to 1
Property, plant and
 equipment, net                 $  76,077      $  37,199    $  32,760
Total assets                    $ 742,737      $ 281,847    $ 237,279
Long-term debt, deferred
 liabilities and minority
 interest                       $ 287,306      $  17,144    $  20,132
Shareholders' equity            $ 324,018      $ 190,821    $ 167,695



Per share data:

Net earnings (loss)-basic       $    1.43*   $    1.12      $    .03**
Net earnings (loss)-diluted     $    1.33*   $    1.00      $    .03**
Cash dividends paid             $      --    $     .10      $    .20
Book value at year end          $   14.67    $   10.53      $   9.61
Return on average equity             11.2%        11.1%           .3%


                                                       1995              1994
                                                       ----              ----

Net sales                                            $187,777          $181,112
Equity in net earnings (loss)
 of joint ventures                                   $   (393)         $     91
Earnings (loss) before taxes
 and extraordinary item                              $ (3,165)         $ 23,131
Provision for taxes
 (benefit)                                           $ (1,281)         $  2,595
Effective tax rate                                      (40.5)%            11.2%
Net earnings (loss)                                  $ (1,884)***      $ 20,537****
Working capital                                      $127,626          $129,281
Current ratio                                        7.5 to 1          7.0 to 1
Property, plant and
 equipment, net                                      $ 30,485          $ 28,449
Total assets                                         $188,012          $197,124
Long-term debt, deferred
 liabilities and minority
 interest                                            $  3,519          $  4,932
Shareholders' equity                                 $164,931          $170,625
Per share data:
Net earnings (loss)-basic                            $   (.11)***      $   1.24****
Net earnings (loss)-diluted                          $   (.11)***      $   1.17****
Cash dividends paid                                  $    .20          $    .15
Book value at year end                               $   9.87          $  10.20
Return on average equity                                   --              12.9%

   *Includes a one-time, primarily non-cash repositioning charge of $11.0 million, after tax and an after tax gain on the sale of the Company's equity interest in Salton of $27.5 million.

  **Includes extraordinary charge for the settlement of Izumi litigation of $3,500,000 or $.20 per share.

 ***Includes a non-recurring loss on the sale of an other asset of $5,280,000, or $.31 per share.

****Includes a non-recurring gain on the sale of Hong Kong office space of $7,810,500, or $.45 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as "anticipate," "projects," "management believes," "the Company believes," "intends," "expects," and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including the specific factors set forth in "Risk Factors." Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company disclaims any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

The Company, through its subsidiaries, is a leading diversified manufacturer and distributor of a broad range of branded and private label small household appliances, including electric housewares (kitchen and garment care), personal care, and other products. The Company manufactures and markets products under the Windmere(R) and other Company-owned brand names, under private-label brand names, under licensed brand names, such as Black & Decker(R) and, pursuant to licenses held by affiliates such as, the White-Westinghouse(R) brand name. The Company's customers for such products include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. In addition, the Company manufactures products on an OEM basis for other major consumer products companies. The Company also manufactures and markets the LitterMaid(R) self-cleaning cat litter box.

Results of Operations

The operating results of the Company expressed as a percentage of sales and other revenues are set forth below:

                          YEAR ENDED DECEMBER 31,
                         1998      1997      1996

Net sales               100.0%    100.0%    100.0%
Cost of sales            72.0*     75.4      79.8
                        -----     -----     -----
Gross profit             28.0      24.6      20.2
Selling, general and
 administrative expenses 23.9      19.2      20.0
Unusual items or non-
 recurring items          2.0       0.0       0.0
Net interest and other
 Income                  (6.1)**    0.2      (0.5)
Equity in net earnings
 of joint ventures         .3       2.8       1.2
                          ---       ---       ---
Earnings before
 taxes and extraordinary
 item                     8.5       7.9       1.9
Extraordinary items       0.0       0.0       1.8
Provision for taxes
 (benefit)                2.4       0.4       0.1
                          ---       ---       ---
Net earnings              6.1%      7.6%      0.2%
                          ===       ===       ===


 *  Includes $7.7 million as part of the one time repositioning charge.

**  Includes gain on sale of equity interest in Salton, Inc. of $27.5 million.


Year Ended December 31, 1998 compared with Year Ended December 31, 1997

Sales and other revenues

Sales and other revenues ("Revenues") for the Company increased by $212.5 million to $474.4 million, an increase of 81.1% over Revenues for the year ended 1997. The increase is the result of its June 26, 1998 acquisition of the Black & Decker Household Products Group (HPG) which contributed $232.9 million in distribution sales.

Sales contributed by the acquisition were offset by decreases in Windmere Group sales of $2.6 million and decreases in manufacturing sales to external customers at Durable, the Company's manufacturing subsidiary, of $19.1 million.

The $2.0 million decrease in Windmere Group sales is partially attributable to growth in LitterMaid sales offset by weakness in personal care sales. LitterMaid distribution sales increased by $7.1 million or 52.6% over 1997 sales.

Fees earned by the Company under marketing arrangements with its joint ventures totaled $2.6 million for 1998 as compared to $3.3 million for 1997 and are classified as Sales and other revenues. Walmart accounted for 19% of the Company' sales in 1998 and Salton accounted for 12% of sales in 1997.

Repositioning Charge

The Company, in connection with its acquisition of HPG, incurred a one-time repositioning charge totaling $17.2 million, $11.0 million after tax, of which $7.7 million is included in cost of goods sold. The charge is primarily non-cash and consists of write-offs of inventory, goodwill and tooling associated with the Company's decision to exit certain personal care and other non-core, low-margin products. Also included were certain costs associated with the integration of the acquisition. The repositioning program was substantially complete at December 31, 1998.

Gross Profit Margin

Excluding the portion of the repositioning charge recorded as cost of goods sold in 1998, the Company's gross profit margin increased to 29.6% of sales from 24.6% in 1997. While the increase is attributable primarily to the June 26, 1998 acquisition, increased productivity, a more profitable product mix and lower raw material costs, partially offset by the allocation of fixed overhead at the Company's manufacturing operations, also contributed significantly to the margin improvement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Company increased by $63.2 million in 1998. As a percentage of sales, costs increased to 23.9% from 19.2% in 1997. The increase is primarily due to the June 26, 1998 acquisition of HPG.

Selling, general and administrative expenses for the Windmere Group increased by $4.1 million to 17.4% of segment sales from 15.2% in 1997. Group expenses for 1998 represented 7.0% of total Company sales as compared to 11.0% in 1997. Contributing significantly to the increase was the hiring of additional employees. Volume related costs and advertising expenditures associated with sales of LitterMaid also contributed.

Selling, general and administrative expenses for the Household Products Group totaled $58.4 million or 25.0% of segment sales and 12.3% of total Company sales.

Equity in Net Earnings of Joint Ventures

The Company's equity in net earnings of joint ventures was $1.6 million for the year ended December 31, 1998 as compared to $7.4 million for the same period in 1997. The decrease is primarily the result of the July 1998 sale of the Company's equity interest in Salton as well as weaker earnings from Newtech.

Interest Expense

Interest expense increased by $13.2 million to $16.6 million in 1998 compared to $3.4 million in 1997. The change is the result of the increased level of borrowing throughout the year under the Company's credit facilities as well as amounts borrowed in conjunction with the acquisition of the Black & Decker Household Products Group.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

The Company's effective tax rate for 1998 has increased to 28.7% compared to 4.5% in the prior year because of the gain on the sale of the Company's equity interest in Salton. The gain increases the proportion of the Company's income taxable in the U.S.

The Internal Revenue Service has completed its examination of the Company's 1992 tax return. No material assessments were made. The Company is undergoing an examination of its U.S. tax returns for the years 1994 through 1997. The examination is still in process and at this time one adjustment has been proposed, which, if sustained, could result in a charge to earnings of approximately $400,000. The Company is protesting the disallowance. As part of the examination, the Internal Revenue Service is reviewing the Company's intercompany transfer pricing practices. The Company believes it has fairly set its transfer prices. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

Earnings Per Share

Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

              Net Income
               (Before
              Extraordinary     Basic            Basic           Diluted        Diluted
                Item)           Shares            Eps             Shares          Eps
                -----           ------            ---             ------          ---
1998          $28,751,600      20,100,764        $1.43          21,612,190       $1.33
1997           19,835,300      17,654,772        $1.12          19,776,183       $1.00

The increase in the number of basic shares is primarily due to the July 1998 public offering of 3,041,000 shares of the Company's common stock.

Options to purchase 1,469,500 shares of common stock which were outstanding during 1998, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average annual market price of the common shares.

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

                          Year Ended December 31,
                       1997                     1996

Distribution   $194,147,300   74%        $146,431,800    74%
Manufacturing    67,737,800   26           50,571,800    26
                -----------  ---          -----------   ---
  Total Sales  $261,885,100  100%        $197,003,600   100%
                ===========  ===          ===========   ===

Gross Profit Margin

The Company' gross margin percentage increased in 1997 to 24.6% of sales from 20.2% in 1996. The better absorption of fixed manufacturing overhead costs and decreases in certain raw material costs contributed significantly to the increase as did the higher margins related to sales of LitterMaid.

Selling, General and Administrative Expenses

Selling, general and administrative costs increased by $10.9 million for the year ended December 31, 1997 compared to the year ended December 31, 1996, yet decreased as a percentage of sales to 19.2% from 20.0% for the same periods as fixed expenses were spread over the Company's increased sales. The increase in costs is primarily the result of expenses related to LitterMaid, Inc., Bay Books & Tapes, Inc. and the Company' now wholly-owned seasonal products company, whose operations, due to their respective acquisition dates, were not fully reflected in the 1996 financial statements.

Equity in Net Earnings of Joint Ventures

The Company's equity in net earnings of joint ventures was $7.4 million for the year ended December 31, 1997 as compared to $2.3 million for the same period in 1996. Included in 1997 are the results of operations of the Company's interests in Salton, Newtech and various other ventures, which were not acquired until the second or third quarters of 1996. In December 1996, the Company acquired the remainder of its seasonal products joint venture. The Company's equity in Salton and Newtech totaled $6.8 million for 1997.

Interest Expense

Interest expense increased by $2.0 million to $3.4 million in 1997. The increase is the result of the amounts paid on notes payable issued in conjunction with the Salton and Newtech acquisitions as well as the increased level of borrowing under the Company' line of credit facility.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to the repatriation of foreign earnings. Foreign earnings, other than in Canada, are generally taxed at rates lower than in the United States.

The Internal Revenue Service is auditing the Dade County Industrial Development Authority Variable Rate Demand Industrial Development Revenue Bonds (Windmere Corporation Project Series 1985 (the "Bonds"). Windmere Corporation is obligated to pay debt service on the Bonds. The Internal Revenue Service has determined that interest on the Bonds is taxable to the Company, but has not yet made a final determination as to the amount of the liability. Management believes that any amount owed will not materially impact the Company' operations or financial position.

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

The increase in the number of shares used in the computations of both basic and diluted net earnings per share was due primarily to the additional dilutive effect of stock option and warrant exercises, the Company' higher average stock price in 1997 and inclusion of the additional shares issued upon the acquisition of Salton for a full year.

Supplier Contract

In January 1997, the Company through its 50-percent interests in Salton and Newtech entered into supply contracts with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name licensed to Salton and Newtech. Under the terms of the contract, Salton and Newtech will supply Kmart, either through the Company or other manufacturers, with a broad range of small electrical appliances, consumer electronics and telephone products under the White-Westinghouse brand name. Kmart will be the exclusive discount department store to market these White-Westinghouse products.

Liquidity and Capital Resources

At December 31, 1998, the Company's working capital was $267.4 million, as compared to $106.1 million at the end of 1997. At December 31, 1998 and 1997, the Company's current ratio was 3.0 to 1 and 2.4 to 1, respectively, and its quick ratio was 1.6 to 1 and 1.0 to 1, respectively. The improvement in ratios is primarily the result of the acquisition.

Cash balances increased by approximately $12.2 million for the year ended December 31, 1998. The net use of cash in operating activities is primarily the result of the increased growth in sales as a result of the June 26, 1998 acquisition of HPG, resulting in higher accounts receivable balances.

Cash used in investing activities is primarily the result of the payment of $319.8 to purchase the net assets of the Household Products Group offset by the net proceeds from the sale of the Company's equity interest in Salton.

Financing activities provided cash flows of $308.3 million primarily as a result of the senior secured bank borrowings and proceeds from the public offerings of common stock and 10% Senior Subordinated Notes made in conjunction with the acquisition of HPG.

No provision for U.S. taxes has been made on undistributed earnings of the Company' foreign subsidiaries and joint ventures because management plans to reinvest such earnings in their respective operations or in other foreign operations. Repatriating those earnings or using them in some other manner which would give rise to a U.S. tax liability would reduce after tax earnings and available working capital.

Certain of the Company's Hong Kong subsidiaries have $21.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At December 31, 1998, the Hong Kong subsidiaries were utilizing, including letters of credit, approximately $2.7 million of these credit lines. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company's primary sources of liquidity are its cash flow from operations and borrowings under the Senior Secured Credit Facilities. The Company is currently borrowing $135.0 million under the term loan portion of its Senior Secured Credit Facilities. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by the Company of up to $110.0 million through December 31, 1999 and $160.0 million thereafter and through the remainder of the term of the loan. The Company is currently not borrowing under the Senior Secured Revolving Credit Facility and other credit facilities and has $121.0 million available for future borrowings. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

Interest accrues on the loans made under the Senior Secured Revolving Credit Facility and the Tranche A Term Loan (other than Swing Line Loans) at either LIBOR (adjusted for any reserves) or the Base Rate, which is the higher of NationsBank, N.A.'s prime rate and the federal funds rate plus 0.50% (the "Base Rate"), at the Company's option, plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that has been set as amended through March 31, 2000 at 2.75% (7.85% at December 31, 1998), or the Base Rate, plus a specified margin of 1.50%, at the Company's option. Interest accrues on the Tranche B Term Loan at either LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that has been set at 3.375% (8.475% at December 31, 1998) as amended through March 31, 1999, or the Base Rate plus a specified margin of 2.00%, at the Company's option. Swing Line Loans will bear interest at the Base Rate.

The Senior Credit Facilities are collateralized by substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries, as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of a subsidiary of the Company that is a borrower under the Senior Credit Facilities. The Senior Credit Facilities are guaranteed by all of the current and will be guaranteed by all of the future domestic subsidiaries of the Company.

The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. In addition, under the Senior Credit Facilities, the Company is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio, a leverage ratio and a minimum EBITDA requirement.

The $130.0 million in Senior Subordinated Notes (the "Notes") issued in July 1998 (see Public Offerings), bear interest at a rate of 10%, payable semiannually and mature on July 31, 2008.

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

The Company's aggregate capital expenditures for the year ended December 31, 1998 were $13.5 million. The Company anticipates that the total capital expenditures for 1999 will be approximately $25.0 million, which includes the cost of new tooling. The Company plans to fund those capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

At December 31, 1998, debt as a percent of total capitalization was 46 percent.

PUBLIC OFFERINGS

On July 27, 1998, the Company completed a public offering of 3,041,000 shares of its common stock. Net proceeds from the sale of the stock aggregated approximately $97.0 million.

The Company simultaneously completed a public offering of $130.0 million in aggregate principal of its 10% Senior Subordinated Notes due 2008. Net proceeds from the offering totaled approximately $125.0 million, net of related costs of approximately $5.0 million, which are being amortized over the 10 year term of the Notes.

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

In addition, Salton repurchased for approximately $3.3 million an option owned by the Company to purchase 458,000 shares of Salton stock. The Company's after-tax proceeds from the transaction were approximately $50 million following the repayment of a $10.8 million note due Salton resulting in an after-tax gain of approximately $27.5 million.

In accordance with the provisions of the Company's Senior Secured Credit Facilities $26.0 million of the net proceeds from the Salton transaction were used to repay $14.0 million and $12.0 million of the Tranche A Term Loan and the Tranche B Term Loan, respectively.

CURRENCY MATTERS

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of the Company's costs, such as payroll, rent and indirect operations costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars and Mexican pesos. Changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases as well as trade receivables. The purpose of the Company's foreign currency management activity is to reduce the risk that eventual cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates.

Durable uses the Hong Kong dollar as its functional currency. The Hong Kong dollar has historically been "pegged" to a fixed exchange rate vis-a-vis the U.S. dollar. If the Hong Kong dollar were to be significantly devalued against the U.S. dollar and the exchange rate allowed to fluctuate, the Company could experience significant changes in its currency translation account which would impact the Company's future comprehensive income.

The Company has acquired the Queretaro property and related assets from The Black & Decker Corporation. Because the operations of such facilities are primarily peso-denominated and the revenues derived from products manufactured at such facilities are primarily dollar-denominated, the Company is now subject to fluctuations in the value of the peso. The December 1994 devaluation of the peso had a number of effects on the Mexican economy that adversely affected the financial condition of businesses in Mexico. The devaluation caused the peso value of dollar denominated indebtedness associated with businesses in Mexico to increase significantly, and also greatly increased the rate of inflation, resulting in a sharp rise in nominal interest rates on peso-denominated financing. There can be no assurance that the peso to dollar foreign exchange rate will not be volatile in the future and that financial markets will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company uses interest rate swaps of one to four years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense.

As of December 31, 1998, the Company had purchased interest rate swaps on $70 million notional principal amount with a market value of approximately ($1.2 million). The market value represents the amount the Company would have to pay to exit the contracts at December 31, 1998. The Company does not intend to exit such contracts at this time.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fixed quarters of years beginning after June 1999. The Company has not completed its evaluations of FAS No. 133.

In 1998, the AICPA issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes standards for accounting for internal use software projects. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP was adopted. Management does not expect this Statement to have a material impact on the Company's financial statements.

In 1998, the AICPA issued Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect this Statement to have a material impact on the Company's financial statements.

SEASONALITY

The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Company has historically experienced higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for products in the late summer for "back-to-school" sales and in the fall for holiday sales. The Company's major sales occur during August through November. Sales are generally made on 45 to 90 day terms. Heaviest collections on its open accounts receivable are received from November through March, at which time the Company is in its most liquid state.

YEAR 2000 ISSUES

The Company uses a significant number of computer software programs and operating systems across its entire organization, including applications used in financial business systems, manufacturing and administrative functions. A complete evaluation has been performed to identify whether any of the Company's software applications contain source code that is unable to interpret the upcoming year 2000 and beyond. The appropriate modifications have been made and the Company now believes that its critical systems are Year 2000 compliant. The Company has received communications from its major suppliers and trading partners, some of who have filed reports with the Securities and Exchange Commission, and believes that they are also Year 2000 Compliant. The cost of implementing required system changes is not material to the Company's consolidated financial systems. No assurance can be given, however, that all of the Company's systems, the systems of acquired businesses and those of significant customers and suppliers will not experience Year 2000 compliance difficulties. Difficulties that arise may result in unfavorable business consequences including disruption in product shipments, delays in receipt of materials, delay in customer receipts and payments to suppliers.

LEGAL PROCEEDINGS

The Company, Salton, Newtech, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United Stated District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties" subsequent conduct. Prior to the filing of Westinghouse' complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. It was subsequently determined that the entire dispute will be heard in the United States District Court for the Western District of Pennsylvania. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys" fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton and Newtech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the Court on July 15, 1997, and in accordance with the Court' memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the Court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. The parties have filed cross-motions for summary judgement, which are scheduled to be heard in April 1999. Trial is currently scheduled for June 1999.

The Company is also a party to the following legal proceeding:

         SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-LENARD

         Date Suit Instituted: October 8, 1998

         Name of Court: United States District Court, Southern District of Florida

This matter is a class action complaint, which is a consolidation of eight separate class action complaints with substantially similar allegations. The complaints were purportedly filed on behalf of those security holders of the Company who purchased such securities during a certain period in the second and third quarter of 1998, alleging violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of The Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The court is presently considering the appointment of lead counsel. The Company has filed a motion to dismiss the matter, which has been stayed pending further order of the court. Because these matters are in their preliminary stages, management is unable at this time to determine what effect these lawsuits will have on the financial condition, results of operations or liquidity of the Company.

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

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial position of the Company. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.

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

MANUFACTURING OPERATIONS

The Company's products are manufactured primarily at the Company's facilities in the PRC, Mexico and the United States. In October 1998, the Company announced its intention to close the Asheboro, North Carolina plant. Prior to the HPG acquisition, the majority of the Company's products were manufactured by Durable, its wholly-owned Hong Kong subsidiary operating in Bao An County, Guangdong Province of the People's Republic of China, which is approximately 60 miles northwest of Central, Hong Kong. The Company has a significant amount of its assets in the People' Republic, primarily consisting of inventory, equipment and molds. The supply and cost of products, as well as finished products, can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners

OTHER

Newtech has advised the Company that it is in discussions with its lenders regarding noncompliance of certain of its loan covenants. At December 31, 1998, the Company has an investment and receivables from Newtech aggregating $23 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's major market risk exposure is to changing interest rates, debt obligations issued at a fixed rate and fluctuations in the currency exchange rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments.

The Senior Credit Facilities accrue interest at variable rates; however, the Company has purchased interest rate protection for such loans in the form of interest rate swaps. Based on the current amount of variable rate, as well as underlying swaps, the exposure to interest rate risk is not material. Fixed-rate debt obligations issued by the Company are not callable until July 31, 2003.

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of December 31, 1998, the notional value of such derivatives was $6.0 million, with no significant unrealized gain or loss. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information included in Schedules I and II is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

NAME                                   AGE                  OFFICE
----------------------------------    -----   ----------------------------------
David M. Friedson                      43     Chairman of the Board, President
                                                and Chief Executive Officer
Harry D. Schulman                      47     Chief Operating Officer, Chief Financial
                                                Officer and Secretary
Barbara F. Garrett                     46     Senior Vice President
Terry L. Polistina...............      35     Senior Vice President - Finance and Administration
Arnold Thaler....................      60     Senior Vice President
William Endres...................      50     President of Windmere Corp.
Michael Michienzi................      44     President of Household Products, Inc.
Lai Kin..........................      68     Chairman of Durable
Raymond So.......................      49     Managing Director of Durable

         DAVID M. FRIEDSON has served as Chairman of the Board of the Company since April 1996, Chief Executive Officer of the Company since January 1987 and as President of the Company since January 1985. From June 1976 to January 1985, Mr. Friedson held various other management positions with the Company. Mr. Friedson is the brother of Barbara Friedson Garrett.

         HARRY D. SCHULMAN has served as Chief Operating Officer of the Company since November 1, 1998, Chief Financial Officer of the Company since March 1990 and Secretary of the Company since January 1, 1999. From February 1998 until June 15, 1998 he served as Senior Vice President of the Company. From February 1993 until June 1998, he served as Executive Vice President - Finance and Administration of the Company. Prior thereto, he held other senior finance positions in the Company.

         BARBARA F. GARRETT has served as Senior Vice President of the Company since November 1, 1998. From June 16, 1998, until October 31, 1998, Ms. Garrett served as a director of the Company, and from February 1996 until June 15, 1998, she served as Senior Vice President of the Company. Ms. Garrett has also served as an Executive Vice President-Sales and Marketing of the Windmere Corporation since December 1988. Prior to that time, Ms. Garrett held various other management positions with the Company. Ms. Garrett is the sister of David Friedson.

         TERRY L. POLISTINA has served as a Senior Vice President of the Company since November 1, 1998. Mr. Polistina has served as Senior Vice President - Finance and Administration of Windmere Corp. and as a director of Durable since June 1998. Mr. Polistina served as Controller of the Company from December 1995 to June 1998, as Assistant Controller from April

1992 to December 1995, and prior thereto, he held other senior finance positions in the Company.

         ARNOLD THALER has served as a Senior Vice President of the Company since November 1, 1998. From June 16, 1998 until October 31, 1998, Mr. Thaler served as a director of the Company, and from February 1996 until June 15, 1998, he served as a Senior Vice President of the Company. Mr. Thaler also served as an Executive Vice President - Product Development, Engineering and Manufacturing of the Company from December 1988 to February 1998. Prior to that time, Mr. Thaler held various other management positions with the Company.

         WILLIAM ENDRES has been President of Windmere Corp. since February 15, 1999, and a Senior Vice President of Windmere Corp. from June 10, 1998 to February 14, 1999. From 1992 to 1997, Mr. Endres was Senior Vice President of Sales and Marketing and a director of The Rival Company.

         MICHAEL MICHIENZI has been President of Household Products, Inc. since January 1, 1999. From June 1998 until January 1999 he was Senior Vice President of Household Products, Inc. From July 1994 to June 1998, Mr. Michienzi served as Vice President - Sales, Vice President - Sales and Supply Chain; and Vice President - Sales, Marketing and Supply Chain of the U.S. Household Products Group of Black & Decker (U.S.) Inc.

         LAI KIN has been Chairman of Durable Electrical Metal Factory, Ltd. ("Durable"), a subsidiary of the Company, since 1995. From 1973 to 1995, Mr. Lai was Managing Director of Durable. In addition, Mr. Lai Kin has been Managing Director of Ourimbah Investment, Limited ("Ourimbah"), a holding and investment company, since 1989. Mr. Lai Kin is the father of Desmond Lai.

         RAYMOND SO has served as Managing Director of Durable since February 1996. From February 1996 to June 15, 1998, he served as a Senior Vice President of the Company. Prior thereto and beginning in 1986, Mr. So held various senior executive management positions with Durable.

Information about the Directors of the Company is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Election of Directors".

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the caption "Security Ownership".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by Reference to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of Windmere-Durable Holdings, Inc. and subsidiaries are included in Schedules I and II attached hereto:


         AUDITOR'S REPORT

         CONSOLIDATED BALANCE SHEETS AS OF
         DECEMBER 31, 1998 AND 1997

         CONSOLIDATED STATEMENTS OF OPERATIONS
         YEARS ENDED DECEMBER 31, 1998, 1997
         AND 1996

         CONSOLIDATED STATEMENTS OF
         STOCKHOLDERS' EQUITY - THREE YEARS ENDED
         DECEMBER 31, 1998

         CONSOLIDATED STATEMENTS OF
         CASH FLOWS - YEARS ENDED
         DECEMBER 31, 1998, 1997 AND 1996

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS

2.       FINANCIAL STATEMENT SCHEDULES

         SCHEDULE II -  VALUATION AND QUALIFYING
                          ACCOUNTS AND RESERVES -
                          YEARS ENDED DECEMBER 31,
                          1998, 1997 AND 1996

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


3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company filed with the Florida Secretary of State on June 21, 1996. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1997.

3.5           Amended and Restated By-Laws.  Filed herewith.

4.1 Supplemental Indenture dated as of July 27, 1998, among the Company, the Guarantors named therein and State Street Bank & Trust Company, as Trustee, relating to the issuance by the Company of $130 million in 10% Senior Subordinated Notes due 2008. Incorporated by reference to the Company's Form 8-K dated July 27, 1998.

(10)          Material Contracts


10.1*         Employment Agreements dated as of July 18, 1983, between David M.
              Friedson, Barbara Friedson Garrett and Arnold Thaler, respectively, and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1983.

10.2* Employment Agreement, First Amendment, dated as of January 17, 1985, between David M. Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1984.

10.3* Employment Agreement, Second Amendment and Nonqualified Stock Option, dated as of September 30, 1985, between David M. Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1985.

10.4* Employment Agreement (Third Amendment) and Nonqualified Stock Option (First Amendment) dated as of October 28, 1987, between David M. Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.5* Employment Agreement (Fourth Amendment) and Nonqualified Stock Option (Second Amendment) dated as of October 26, 1987, between David M. Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.6* Employment Agreement (Fifth Amendment) dated as of December 16, 1992, between David M. Friedson and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.7* Nonqualified Stock Option dated as of January 5, 1987, granted by the Company to Barbara Friedson Garrett. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

10.8* Employment Agreement (First Amendment) and Nonqualified Stock Option (First Amendment) dated as of October 26, 1987, between Barbara Friedson Garrett and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.9* Employment Agreement (Second Amendment) and Nonqualified Stock Option (Second Amendment) dated as of October 26, 1987 between Barbara Friedson Garrett and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.10* Employment Agreement (Third Amendment) dated as of December 16, 1992, between Barbara Friedson Garrett and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.11* Nonqualified Stock Option dated as of January 5, 1987, granted by the Company to Arnold Thaler. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

10.12* Employment Agreement (First Amendment) and Nonqualified Stock Option (First Amendment) dated as of October 26, 1987 between Arnold Thaler and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.13* Employment Agreement (Second Amendment) and Nonqualified Stock Option (Second Amendment) dated as of October 26, 1987 between Arnold Thaler and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.14* Employment Agreement (Third Amendment) dated as of December 16, 1992, between Arnold Thaler and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.15* Employment Agreement dated May 31, 1987, between Robert Gorman and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

10.16* 1992 Employees Incentive Stock Option Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.


10.17* Consulting Agreement dated January 1, 1989 between Mr. Lai Kin, Chairman of Durable, and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

10.18* Employment Agreement dated January 3, 1989, between Harry Schulman and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

10.19* Employment Agreement (First Amendment) dated as of June 4, 1990, between Harry Schulman and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.20* Employment Agreement (Second Amendment) dated as of December 16, 1992, between Harry Schulman and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

10.21* 1988 Director Stock Option Plan. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

10.22* 1989 Employees 401(k) Profit Sharing Plan and Trust. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10.23 Exclusive Sales Agreement dated May 29, 1992 among the Company, American International Industries and Zvi and Betty Ryzman. Incorporated by reference to the Company's Form S-2 Registration Statement No. 33-51776.

10.24 Settlement Agreement dated May 6, 1992 between North American Philips Corporation and the Company. Incorporated by reference to the Company's Form S-2 Registration Statement No. 33-51776.

10.25 Agreement dated May 28, 1991, between Xingiao Economic Development Corporation and Durable. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.26 Agreement dated May 28, 1991, between Bogang Economic Development Company and Durable. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.27 Agreement dated May 28, 1991, between Wanfeng Economic Development Corporation and Durable. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10.28 Stock Purchase Agreement dated May 29, 1992 between Glamour Industries, Inc. and the Company. Incorporated by reference to the Company's Form S-2 Registration Statement No. 33-51776.

10.29 Trademark Licensing Agreement dated January 11, 1994, between Helene Curtis, Inc. and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10.30 Stock Acquisition Agreement dated April 1, 1994, between Durable, PPC Industries 1980 Limited, Ourimbah Investment, Limited and the Company. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10.31 1995 Common Stock Purchase Rights Agreement dated March 6, 1995 between American Stock Transfer and Trust Company and the Company. Incorporated by reference to the Company's Form 8-A Registration Statement filed March 7, 1995.

10.32 Facility Letter dated June 3, 1995, from the Bank of East Asia, Limited to Durable, Durable Electric Limited and PPC Industries 1980 Limited. Incorporated by reference to the Company's Form 10-Q dated June 30, 1995.

10.33 Letter Agreement dated April 30, 1997 between Windmere Corporation and Salton/Maxim Housewares, Inc. Incorporated by reference to the Company's Form 10-Q dated March 31, 1997.

10.34* 1996 Stock Option Plan. Incorporated by reference to the Company's Proxy Statement dated April 17, 1997.

10.35*        1997 Cash Bonus Performance Plan for Executive Officers.
              Incorporated by reference to the Company's Proxy Statement dated April 18, 1997.

10.36 Transaction Agreement dated as of May 10, 1998 by and between the Company and the Black & Decker Corporation, together with Amendment No. 1 thereto, dated as of June 26, 1998. Incorporated by reference to the Company's Form 8-K dated June 26, 1998.

10.37 Credit Agreement by and among the Company and NationsBanc, National Association and the other lenders parties thereto from time to time dated June 26, 1998. Incorporated by reference to the Company's Form 8-K dated July 16, 1998.

10.38 Amended and Restated Credit Agreement by and among the Company and NationsBanc, National Association and the other lenders parties thereto from time to time dated August 7, 1998. Incorporated by reference to the Company's Form 8-K dated August 7, 1998.

10.39 Amendment No. 1 to Amended and Restated Credit Agreement by and among Windmere-Durable Holdings, Inc., each of its subsidiaries party thereto, each of the lenders party thereto and NationsBank, National Association as agent for the lenders, dated December 29, 1998. Incorporated by reference into the Company's Current Report on Form 8-K dated December 29, 1998.

10.40* Employment agreement dated June 26, 1998 between Household Products, Inc. and Michael Michienzi. Filed herewith.

10.41*        Employment agreement dated October 30, 1998 between William S.
              Endres and Windmere Corporation. Filed herewith.

(21)          Subsidiaries of the Registrant. Filed herewith.

(23)          Consents of experts and counsel. Filed herewith.


---------------

* These exhibits are management contracts or compensatory plans or arrangements.

     (b)      REPORTS ON FORM 8-K

         Amendment No. 1 to Amended and Restated Credit Agreement by and among Windmere-Durable Holdings, Inc., each of its subsidiaries party thereto, each of the lenders party thereto and NationsBank, National Association as agent for the lenders, dated December 29, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WINDMERE-DURABLE HOLDINGS, INC.
                                  (REGISTRANT)

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    David M. Friedson, Chairman,
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    David M. Friedson, Chairman,
    President and Chief Executive Officer

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Harry D. Schulman, Chief Operating
     Officer and Chief Financial Officer

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Terry Polistina, Senior Vice President

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Fred Fair, Director

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Jerald I. Rosen, Director

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Harold Strauss, Director

By:                                      DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Lai Kin, Director

By:                                      DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Raymond So, Director

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Leonard Glazer, Director

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Barbara Friedson Garrett, Director

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Felix S. Sabates, Director

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Arnold Thaler, Director

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Thomas J. Kane, Director

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Susan J. Ganz, Director

By:                                      DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Desmond Lai, Director

By:                                      DATE:             3-30-99
   -----------------------------------        ----------------------------------
    J. Maurice Hopkins, Director

By:              /s/                     DATE:             3-30-99
   -----------------------------------        ----------------------------------
    Wendy Pomerantz, Director

Schedule 1

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Windmere-Durable Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Windmere-Durable Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Windmere-Durable Holdings, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Windmere-Durable Holdings, Inc. and Subsidiaries for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Miami, Florida
February 12, 1999















                                       F1

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                                                      ASSETS

                                                                                  1998             1997
                                                                              -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents (Note A)                                        $  20,414,800    $   8,223,900
    Accounts and other receivables, less allowances of $7,367,000
       in 1998 and $1,111,300 in 1997 (Note A)                                  165,836,900       43,338,000
    Receivables from affiliates (Notes A, B and O)                                5,588,600       15,291,200
    Inventories (Notes A and G)                                                 165,464,800      102,172,400
    Prepaid expenses                                                             16,709,500        4,617,600
    Refundable income taxes (Notes A and I)                                       6,555,000        5,043,100
    Future income tax benefits (Notes A and I)                                   18,277,000        1,274,100
                                                                              -------------    -------------

       Total current assets                                                     398,846,600      179,960,300

INVESTMENTS IN JOINT VENTURES (Notes A, B and J)                                 15,707,900       43,090,800

PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation (Notes A and D)                                 76,076,900       37,199,400

NOTES RECEIVABLE FROM AFFILIATE (Note B)                                          7,890,700        7,798,800

OTHER ASSETS (Notes A, C and I)                                                 244,214,400       13,797,800
                                                                              -------------    -------------

                                                                              $ 742,736,500    $ 281,847,100
                                                                              =============    =============


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes and acceptances payable (Note E)                                    $          --    $  42,981,600
    Current maturities of long-term debt (Note G)                                 8,630,000        3,814,800
    Accounts payable                                                             38,974,800       14,600,500
    Accrued expenses (Note F)                                                    80,636,400       12,237,800
    Income taxes payable (Note I)                                                 2,692,900               --
    Deferred income, current portion                                                479,000          247,500
                                                                              -------------    -------------

       Total current liabilities                                                131,413,100       73,882,200

LONG-TERM DEBT, less current maturities (Note G)                                272,370,000       16,069,800

DEFERRED INCOME TAXES (Note I)                                                   12,132,100               --

DEFERRED INCOME, less current portion                                             2,803,500        1,073,800

COMMITMENTS AND CONTINGENCIES (Note J)                                                   --               --

SHAREHOLDERS' EQUITY (Notes A, K and L)
    Special preferred stock - authorized 40,000,000 shares
       of $.01 par value; none issued                                                    --               --
    Common stock - authorized 40,000,000 shares of $.10 par value;
       issued 22,090,966 in 1998 and 18,119,147 in 1997                           2,209,100        1,811,900
    Paid-in capital                                                             145,160,400       41,024,100
    Retained earnings                                                           177,839,200      149,087,500
    Accumulated other comprehensive income (loss)                                (1,190,900)      (1,102,200)
                                                                              -------------    -------------

       Total shareholders' equity                                               324,017,800      190,821,300
                                                                              -------------    -------------

                                                                              $ 742,736,500    $ 281,847,100
                                                                              =============    =============

The accompanying notes are an integral part of these statements.


                                       F2

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            YEARS ENDED DECEMBER 31,

                                                           1998             1997              1996
                                                       -------------    -------------    -------------
Sales and other revenues (Note P)                      $ 474,356,000    $ 261,885,100    $ 197,003,600

Cost of goods sold                                       341,621,500      197,507,200      157,278,400
                                                       -------------    -------------    -------------

       Gross profit                                      132,734,500       64,377,900       39,725,200

Selling, general and administrative expenses             113,505,400       50,349,200       39,425,100
Repositioning charge (Note A)                              9,519,000               --               --
                                                       -------------    -------------    -------------

       Operating profit                                    9,710,100       14,028,700          300,100

Other (income) expense
    Interest expense                                      16,632,500        3,351,100        1,345,900
    Interest and other income                             (3,203,000)      (2,727,500)      (2,418,800)
    Gain on sale of equity interest in joint venture     (42,466,100)              --               --
                                                       -------------    -------------    -------------
                                                         (29,036,600)         623,600       (1,072,900)
                                                       -------------    -------------    -------------

       Earnings before equity in net earnings
         of joint ventures, income taxes
         and extraordinary item                           38,746,700       13,405,100        1,373,000

Equity in net earnings of joint ventures
  (Notes A and B)                                          1,621,000        7,353,200        2,298,700
                                                       -------------    -------------    -------------

       Earnings before income taxes
         and extraordinary item                           40,367,700       20,758,300        3,671,700

Income taxes (benefit) (Notes A and I)
    Current                                               14,296,200       (3,272,000)        (716,300)
    Deferred                                              (2,680,200)       4,195,000          436,600
                                                       -------------    -------------    -------------
                                                          11,616,000          923,000         (279,700)
                                                       -------------    -------------    -------------

       Earnings before extraordinary item                 28,751,700       19,835,300        3,951,400

Extraordinary item (Note Q)                                       --               --       (3,500,000)
                                                       -------------    -------------    -------------

       Net earnings                                    $  28,751,700    $  19,835,300    $     451,400
                                                       =============    =============    =============

Per share data (Notes A, K and Q)
    Earnings per common share - basic
      before effect of extraordinary item              $        1.43    $        1.12    $         .23

       Extraordinary item                                         --               --             (.20)
                                                       -------------    -------------    -------------

       Net earnings                                    $        1.43    $        1.12    $         .03
                                                       =============    =============    =============

    Earnings per common share - diluted
      before effect of extraordinary item              $        1.33    $        1.00    $         .23

       Extraordinary item                                         --               --             (.20)
                                                       -------------    -------------    -------------

       Net earnings                                    $        1.33    $        1.00    $         .03
                                                       =============    =============    =============

    Dividends per common share                         $          --    $         .10    $         .20
                                                       =============    =============    =============

The accompanying notes are an integral part of these statements.


                                       F3

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                Accumulated
                                                   Other
                                                Comprehensive       Common           Paid-in         Retained
                                                Income (Loss)        Stock           Capital          Earnings           TOTAL
                                                -------------        -----           -------          --------           -----
Balance at January 1, 1996                      $    (765,200)   $   1,671,300    $  30,173,000    $ 133,851,400    $ 164,930,500

Comprehensive income:
    Net earnings                                           --               --               --          451,400          451,400
    Other comprehensive income (loss) -
      foreign currency translation adjustment         (15,500)              --               --               --          (15,500)
                                                                                                                    -------------
       Total comprehensive income                                                                                         435,900

Cash dividends - $.20 per share                            --               --               --       (3,337,700)      (3,337,700)
Purchase and retirement of
  463,000 shares of common stock                           --          (46,300)      (3,721,800)              --       (3,768,100)
Exercise of stock options and warrants                     --           44,700        2,531,500               --        2,576,200
Tax benefit resulting from exercise
  of stock options                                         --               --          183,600               --          183,600
Fair value of options to
  non-employees                                            --               --          617,000               --          617,000
Issuance of 748,112 shares -
  acquisition of 50% of Salton, Inc.                       --           74,800        5,982,600               --        6,057,400
                                                -------------    -------------    -------------    -------------    -------------

Balance at December 31, 1996                         (780,700)       1,744,500       35,765,900      130,965,100      167,694,800

Comprehensive income:
    Net earnings                                           --               --               --       19,835,300       19,835,300
    Other comprehensive income (loss) -
      foreign currency translation adjustment        (321,500)              --               --               --         (321,500)
                                                                                                                    -------------
        Total comprehensive income                                                                                     19,513,800

Cash dividends - $.10 per share                            --               --               --       (1,712,900)      (1,712,900)
Exercise of stock options and warrants                     --           67,400        1,675,200               --        1,742,600
Tax benefit resulting from exercise
  of stock options                                         --               --        3,493,000               --        3,493,000
Fair value of options to
  non-employees                                            --               --           90,000               --           90,000
                                                -------------    -------------    -------------    -------------    -------------

Balance at December 31, 1997                       (1,102,200)       1,811,900       41,024,100      149,087,500      190,821,300

Comprehensive income:
    Net earnings                                           --               --               --       28,751,700       28,751,700
    Other comprehensive income (loss) -
      foreign currency translation adjustment         (88,700)              --               --               --          (88,700)
                                                                                                                    -------------
        Total comprehensive income                                                                                     28,663,000

Payment of withholding tax on stock
  option exercises                                         --               --       (3,719,200)              --       (3,719,200)
Exercise of stock options and warrants                     --           79,800        2,902,800               --        2,982,600
Tax benefit resulting from exercise
  of stock options                                         --               --        5,917,000               --        5,917,000
Conversion of Newtech Electronics
  Industries, Inc. note                                    --           13,300        1,986,700               --        2,000,000
Fair value of options to
  non-employees                                            --               --           95,500               --           95,500
Issuance of common stock - net                             --          304,100       96,953,500               --       97,257,600
                                                -------------    -------------    -------------    -------------    -------------

Balance at December 31, 1998                    $  (1,190,900)   $   2,209,100    $ 145,160,400    $ 177,839,200    $ 324,017,800
                                                =============    =============    =============    =============    =============


The accompanying notes are an integral part of this statement.


                                       F4

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         1998               1997             1996
                                                                     -------------    -------------    -------------
Cash flows from operating activities
    Net earnings                                                     $  28,751,700    $  19,835,300    $     451,400
    Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities
       Depreciation of property, plant and equipment                    11,609,000        6,856,600        6,377,900
       Amortization of intangible assets                                 8,768,700          840,700          613,400
       Repositioning charge                                             17,204,800               --               --
       Gain on sale of equity interest in joint venture                (42,466,100)              --               --
       Net change in allowance for losses on
          accounts receivable                                            2,313,700          (17,400)         (29,300)
       Consulting expense on non-employee stock options                     95,500           90,000           68,000
       Amortization of deferred income                                    (261,000)        (334,400)        (598,100)
       Undistributed equity in earnings of joint ventures               (1,758,100)      (7,537,300)      (2,762,700)
       Gain on sale of assets                                                   --          988,800               --
       Changes in assets and liabilities
          (Increase) decrease in accounts and other receivables        (84,283,600)      (5,719,400)         149,600
          Decrease (increase) in inventories                             7,812,600      (12,658,400)         534,700
          Increase in prepaid expenses                                  (7,899,900)        (866,500)        (709,600)
          Increase in accounts payable and accrued expenses             18,496,000          503,100        7,714,400
          Increase (decrease) in current and deferred income taxes       2,068,200       (2,250,000)      (1,405,300)
          (Increase) decrease in other assets                           (5,924,900)       2,231,000         (783,600)
          Increase in other accounts                                       (88,700)        (321,500)         (14,000)
                                                                     -------------    -------------    -------------

               Net cash provided by (used in) operating activities     (45,562,100)       1,640,600        9,606,800

Cash flows from investing activities
    Proceeds from fixed asset sales                                      1,461,000               --               --
    Additions to property, plant and equipment                         (13,477,500)     (11,296,200)      (8,618,200)
    Purchase of net assets - Household Products Group                 (319,791,000)              --               --
    Proceeds from sale of equity interest in Salton - net               72,279,000               --               --
    Purchase of assets - LitterMaid(TM)                                         --               --       (2,246,000)
    Purchase of assets - Bay Books and Tapes                                    --               --       (1,180,000)
    Investments in joint ventures                                               --         (262,700)      (7,745,400)
    Decrease (increase) in receivable accounts and
       notes from affiliates                                             8,972,000      (10,951,200)     (15,301,600)
                                                                     -------------    -------------    -------------

               Net cash used in investing activities                  (250,556,500)     (22,510,100)     (35,091,200)

Cash flows from financing activities
    Notes and acceptances                                              (40,759,400)              --               --
    Proceeds from issuance of long-term debt                           519,000,000               --               --
    Payment of debt costs                                              (10,567,500)              --               --
    Net borrowings under lines of credit                                        --       21,099,100       21,840,200
    Payments of long-term debt                                        (255,884,600)        (814,900)        (814,800)
    Exercises of stock options and warrants                              2,982,600        1,742,600        2,576,200
    Cash dividends paid                                                         --       (1,712,900)      (3,337,700)
    Purchases of common stock                                                   --               --       (3,768,100)
    Proceeds from sale of common stock - net                            97,257,600               --               --
    Payment of withholding tax on stock option exercises                (3,719,200)              --               --
                                                                     -------------    -------------    -------------

               Net cash provided by financing activities               308,309,500       20,313,900       16,495,800
                                                                     -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents                        12,190,900         (555,600)      (8,988,600)

Cash and cash equivalents at beginning of year                           8,223,900        8,779,500       17,768,100
                                                                     -------------    -------------    -------------

Cash and cash equivalents at end of year                             $  20,414,800    $   8,223,900    $   8,779,500
                                                                     =============    =============    =============

                                                                     (continued)



                                       F5

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        FOR THE YEARS ENDED DECEMBER 31,


                                                                                     1998            1997            1996
                                                                                  ------------    ------------   ------------

                                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
    Interest                                                                      $  6,616,000    $  3,187,200   $  1,488,200
    Income taxes                                                                  $ 11,329,000    $     33,700   $    548,400

Non-cash investing and financing activities:
    Tax benefit resulting from exercise of stock options                          $  5,917,000    $  3,493,000   $    183,600
    Valuation of non-employee stock options under SFAS 123
      (LitterMaid(TM)acquisition)                                                 $         --    $         --   $    549,000


    In 1996, the Company purchased a 50-percent interest in Newtech Electronics Industries, Inc. ("Newtech") in exchange for $3,000,000 in cash and $7,000,000 in long-term promissory notes

    In 1996, the Company purchased a 50-percent interest in Salton, Inc.
      ("Salton") in exchange for $3,254,300 in cash, 748,112 shares of Windmere common stock (valued at $6,057,000) and a $10,847,700 promissory note

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
                                                                                  ============

    In August 1998, holders of $2,000,000 of convertible notes issued in connection with the Newtech acquisition converted the notes into 133,333 shares of the Company's common stock














The accompanying notes are an integral part of these statements.


                                       F6

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES

     Windmere-Durable Holdings, Inc. and its Subsidiaries (the "Company") is principally engaged in the manufacture and sale of personal care, electric housewares and seasonal products. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The Company reflects its investments in its 50%-owned joint ventures at cost plus its equity in undistributed net earnings.

     FOREIGN CURRENCY TRANSLATION

     For subsidiaries where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of these foreign subsidiaries is included in a separate component of shareholders' equity entitled "Accumulated Other Comprehensive Income (Loss)." For entities in highly inflationary countries or where business is transacted predominantly in U.S. dollars, the U.S. dollar is considered the functional currency and a combination of current and historical rates are used in translating assets, liabilities, revenues and expenses. The related exchange adjustments are included in earnings.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at December 31, 1998 include $17,331,600 held in foreign banks by the Company's Hong Kong, Canadian and Latin American subsidiaries.

                                                                     (continued)








                                       F7

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

                                                         1998                 1997
                                                   -----------------    -----------------
         Raw materials                             $      12,648,300    $      13,327,400
         Work in process                                  28,726,700           21,062,400
         Finished goods                                  124,089,800           67,782,600
                                                   -----------------    -----------------

                                                   $     165,464,800    $     102,172,400
                                                   =================    =================

     RECEIVABLES FROM AFFILIATES

     Receivables from affiliates include accounts receivable which arise in the ordinary course of business and are settled as trade obligations, as well as the short term portion of notes receivable due from certain of the Company's joint venture partners ("affiliates"). Notes receivable from these affiliates are due upon demand and bear interest at prevailing market interest rates (Note B).

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using accelerated and straight-line methods.

     INTANGIBLE ASSETS

     Intangible assets, consisting primarily of goodwill, are being amortized on a straight-line basis over periods ranging from 6.5-40 years. Intangible assets were $230,504,100 and $13,955,300 at December 31, 1998 and 1997,
     respectively, and the related accumulated amortization was $9,874,600 and $3,502,000, respectively.

     On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the value and future benefits of the net cash flows generated by the related subsidiaries to determine that no impairment has occurred.

                                                                     (continued)




                                       F8

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and bank debt. At December 31, 1998, the fair value of these instruments approximates the carrying amount of these items, except for the Company's Senior Subordinated Notes whose fair value was $119,600,000, or 92% of face value.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that eventual cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial statement line as the hedged transaction. The Company's manufacturing subsidiary, Durable, realized $700,000 in foreign exchange transaction gains for the year ended December 31, 1998. Transaction gains and losses were insignificant in 1997 and 1996. The Company does not use derivative financial instruments for trading or speculative purposes. Outstanding at December 31, 1998 and 1997, are $6,000,000 and $7,000,000, respectively, in contracts to purchase Hong Kong dollars, forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of six months or less.

     The Company uses interest rate swaps of one to four years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense. As of December 31, 1998, the Company had purchased swaps on $70 million notional principal amount with a market value of approximately ($1,200,000). The market value represents the amount the Company would have to pay to exit the contracts at December 31, 1998. The Company does not intend to exit such contracts at this time. The Company had no interest rate swaps in effect as of December 31, 1997.

                                                                     (continued)





                                       F9

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     INCOME TAXES

     No provision has been made for U.S. taxes on undistributed earnings of foreign subsidiaries and joint ventures of approximately $137,837,700 at December 31, 1998, as it is anticipated that such earnings will be reinvested in their respective operations or in other foreign operations.

     Deferred taxes have been provided on temporary differences in reporting certain transactions for financial accounting and tax purposes.

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 1998, 1997 and 1996 totaled approximately $24,731,300, $8,175,100 and $3,379,000, respectively.

     EARNINGS PER SHARE

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

                          Net Earnings
                              (Before
                          Extraordinary                Basic           Basic               Diluted         Diluted
                                Item)                 Shares            Eps                Shares             Eps
                          --------------            ----------        -------            ----------        -------
         1998             $   28,751,700            20,100,764        $  1.43            21,612,190        $  1.33
         1997             $   19,835,300            17,654,772        $  1.12            19,776,183        $  1.00
         1996             $    3,951,400            16,846,418        $   .23            17,558,275        $   .23

     Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,511,426, 2,121,411, and 711,857 for 1998, 1997 and 1996, respectively. Options to purchase 1,469,500 shares of common stock at prices ranging from $24.19 to $31.69, which were outstanding during 1998, were not included in the computation of diluted EPS because the options' exercise prices were greater than the annual average market price of the common shares. These options were granted in 1997 and 1998 and become exercisable over the next 10 years.

                                                                     (continued)



                                       F10

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     EARNINGS PER SHARE - Continued

     Basic and diluted earnings per share for 1996 are $.03 after the effect of the extraordinary charge of $3,500,000 or $.20 per share for settlement of the Izumi case (Note Q).

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards
     (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fixed quarters of years beginning after June 1999. The Company has not completed its evaluations of FAS No. 133.

     In 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes standards for accounting for internal use software projects. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP was adopted. Management does not expect this Statement to have a material impact on the Company's financial statements.

     In 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. This Statement is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect this Statement to have a material impact on the Company's financial statements.

     REPOSITIONING CHARGE

     The Company in connection with its acquisition of the Black & Decker Household Products Group incurred a one-time repositioning charge totaling $17,200,000, $11,000,000 after tax, of which $7,700,000 is included in cost of goods sold. The charge is primarily non-cash and consists of write-offs of inventory, goodwill and tooling associated with the Company's decision to exit certain personal care and other non-core, low-margin products. Also included were costs associated with the integration of the acquisition. The repositioning program was substantially complete at December 31, 1998.

                                                                     (continued)



                                       F11

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     RECLASSIFICATIONS

     Certain prior year amounts within the accompanying financial statements have been reclassified for comparability.

NOTE B - INVESTMENTS IN JOINT VENTURES

     Investments in joint ventures consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in Salton, Inc. ("Salton"), Newtech Electronics Industries, Inc. ("Newtech"), PX Distributors, Inc. ("PX"), Breakroom of Tennessee, Inc. and Anasazi Partners, L.P. ("Anasazi").

     SALTON, INC.

     On July 11, 1996, Windmere completed its acquisition of 50-percent of Salton. The Company received 6,508,572 shares of Salton common stock (market value at date of acquisition of approximately $36,200,000) in exchange for a cash payment of $3,254,300 a $10,847,700 promissory note and 748,112 shares of Windmere stock (market value at date of agreement of approximately $6,057,000). The total cost in excess of net assets acquired is not deemed to be material.

     In addition, the Company received an option to purchase 485,000 shares of Salton common stock at an exercise price of $4.83 per share. During 1997, the Company exercised 26,500 options under the terms of the agreement.

     On July 28, 1998, the Company consummated the sale of its 6,535,072 shares of Salton stock. The shares were sold for $12 per share in cash plus a six and one-half year, $15,000,000 subordinated promissory note bearing interest at 4% per annum. The note is to be offset by 5% of the total purchase price paid by Salton for product purchases made during the term of the note from the Company and its affiliates. The note has been recorded net of the related deferred income for future purchases.

     In addition, Salton repurchased for approximately $3,300,000 the option owned by the Company to purchase the remaining 458,500 shares of Salton stock. The Company's after-tax proceeds from the transaction were approximately $50,000,000 following the repayment of a $10,800,000 note due Salton, resulting in an after-tax gain of approximately $27,500,000 after payment of certain transaction costs.

     Furthermore, the arrangements between the Company and Salton pertaining to Salton's agreement with Kmart will continue with certain modifications (Note P).

                                                                     (continued)



                                       F12

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996





NOTE B - INVESTMENTS IN JOINT VENTURES - Continued

     NEWTECH ELECTRONICS INDUSTRIES, INC.

     In April 1996, the Company acquired a 50-percent interest in Newtech, a consumer electronics company for $10,000,000. Payment consisted of $3,000,000 in cash and $7,000,000 in unsecured promissory notes. The promissory notes bear interest at 8% per annum and consist of a $3,000,000 promissory note which matured in 1998, and two $2,000,000 promissory notes maturing in 2001, one of which is convertible into shares of the Company's common stock at a price of $15 per share. The total cost in excess of net assets acquired of $5,300,000 has resulted in goodwill and is being amortized over 20 years on a straight-line basis.

     In 1998, the $2,000,000 convertible note payable of the Company was converted into 133,333 shares of the Company's common stock. In January 1999, the Company paid the remaining $2,000,000 note.

     On October 1, 1997, one of the Company's wholly-owned subsidiaries sold certain assets to Newtech for $1,977,600 of which a gain of $988,800 was recorded as other income in 1997. The Company accepted a note receivable from Newtech as payment for the assets. The note is payable in 24 quarterly installments, which commenced December 31, 1997 and bears interest at a rate of prime plus one percent (8.75% at December 31, 1998). On November 1, 1997, Newtech purchased all the common stock of the subsidiary for $1,300. The liabilities of the subsidiary included $6,220,000 due to Durable. The note evidencing the indebtedness matures on October 31, 2003, bears interest at a rate of prime plus one percent (8.75% at December 31, 1998) and is collateralized by inventory and fixed assets.

     Newtech has advised the Company that it is in discussions with its lenders regarding noncompliance of certain of its loan covenants. At December 31, 1998, the Company has an investment in and receivables from Newtech aggregating approximately $23,000,000.

     ANASAZI PARTNERS, L.P.

     In June 1996, the Company acquired a 50-percent interest in an investment partnership for $1,250,000. As of December 31, 1998, the Company had made $2,000,000 in capital contributions and loans totaling $2,000,000 to the partnership and its other equity partner. The loans bear interest at a rate of 8% per annum, are collateralized by the other equity partner's interest in the partnership and are payable upon demand.

     The partnership's investments include certain privately traded securities whose values have been estimated by the General Partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed.

                                                                     (continued)



                                       F13

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE B - INVESTMENTS IN JOINT VENTURES - Continued

     Summarized financial information of the unconsolidated companies is as follows:

                                                            1998                  1997                  1996
                                                     ------------------    ------------------    ------------------
         Current assets                              $       58,248,000    $      189,169,000    $       85,536,000
         Non-current assets                                  12,079,000            41,623,000            32,524,000
                                                     ------------------    ------------------    ------------------

         Total assets                                $       70,327,000    $      230,792,000    $      118,060,000
                                                     ==================    ==================    ==================

         Current liabilities                         $       49,220,000    $      158,405,000    $       65,991,000
         Non-current liabilities                                     -              2,544,000               889,000
                                                     ------------------    ------------------    ------------------

         Total liabilities                           $       49,220,000    $      160,589,000    $       66,880,000
                                                     ==================    ==================    ==================

         Sales                                       $      346,280,000    $      467,549,000    $      162,368,000
                                                     ==================    ==================    ==================

         Gross profit                                $       50,986,000    $      105,941,000    $       34,312,000
                                                     ==================    ==================    ==================

         Net earnings                                $        5,919,000    $       15,885,000    $        5,552,000
                                                     ==================    ==================    ==================


     The above sales, gross profit, and net earnings amounts include the operations of Salton through July 28, 1998.

     All sales made by joint ventures were to entities other than members of the consolidated group except for $1,250,000 by Salton to the Company in 1997. Included in the Company's sales are sales made to joint ventures of approximately $29,705,700, $37,226,200 and $17,855,400 in 1998, 1997 and
     1996, respectively.

NOTE C - ACQUISITION

     On June 26, 1998, the Company consummated its acquisition of the Black & Decker Household Products Group ("HPG") for $319.8 million in cash, and assumed certain related liabilities ("HPG Acquisition"). The acquisition includes the cooking, garment care, food preparation and beverage categories. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the

                                                                     (continued)







                                       F14

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE C - ACQUISITION - Continued

     amount of $228,807,000 has been allocated between goodwill and other intangible assets and is being amortized on a straight-line basis over the assets' estimated useful lives of 6.5 to 40 years. The goodwill portion of approximately $181,600,000 recorded as a result of this acquisition is being amortized on a straight-line basis over 40 years. As part of the HPG Acquisition, the Company licensed the BLACK & DECKER(R) brand for use in marketing HPG products in North America, Central America, South America (excluding Brazil), and the Caribbean under a licensing arrangement with a minimum term of six and one-half years. For the first five years, the license will be on a royalty-free basis. Renewals, if mutually agreed upon, will be at specified minimum royalty payments. In addition, the Company purchased subbrands from The Black & Decker Corporation, including TOAST 'R OVEN(TM), PROFINISH(R), QUICK 'N EASY(R), SPACEMAKER(R), and KT KITCHENTOOLS(TM). The results of operations of HPG are included in the accompanying consolidated statement of earnings as of the date of the acquisition.

     To facilitate the acquisition, the Company entered into credit agreements providing it with an aggregate amount of $345,000,000 in Senior Secured Credit Facilities and $185,000,000 in Senior Subordinated Loans (Note G). The Company subsequently repaid the Senior Subordinated Loans in conjunction with the completion of its public offerings described in (Note G and Note K).

     The following unaudited proforma summary presents the consolidated results of operations of the Company as if the HPG acquisition had occurred at the beginning of the 1998 and 1997 periods.

     (In thousands - except per share data)

                                                              1998                  1997
                                                        ---------------       ---------------
                      Net sales                         $       597,956       $       664,813
                      Net earnings                      $        20,700 (1)   $        24,089
                      Earnings per share                $           .96 (1)   $          1.22


     (1) Includes a one-time, primarily non-cash repositioning charge of $11.0 million, after tax and an after-tax gain on the sale of the Company's equity interest in Salton of $27.5 million.

     In connection with the acquisition, the Company has and will continue to incur costs to exit certain activities and costs to terminate or relocate certain employees. Accrued acquisition liabilities for exit costs and employee termination and relocation costs have been recognized in accordance with EITF 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination."

                                                                     (continued)


                                       F15

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE C - ACQUISITION - Continued

     The Company has accrued certain liabilities relating to the exiting of certain activities, the termination of employees and integration of operations in conjunction with the acquisition, which have been included in the allocation of the acquisition cost as follows:

         (In Thousands)

                                                   Amount                                  Anticipated
                        Activity                   Accrued               Paid               Completion
                        --------                   -------               ----               ----------
         Closing of Asheboro
           manufacturing facility                $       2,000         $     679          June 30, 1999

         Employee termination -
           Asheboro and Shelton                         10,800                            June 30, 1999

         Integration, transition and
           other                                         2,391                91          December 31, 1999

         Unfavorable lease - idle
           property                                      6,408               719          December 31, 2001
                                                 -------------

                                                 $      21,599
                                                 =============


     Amounts paid during the period from the date of acquisition through December 31, 1998, have been recorded as adjustments to the purchase price and are excluded from net earnings.

     Closing of the Asheboro manufacturing facility includes the dismantling of unsold manufacturing equipment, and the clean up and evacuation of the premises.























                                       F16

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE D - PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

                                                         USEFUL LIVES                  1998               1997
                                                         ------------           ---------------    ----------------
         Building                                       15 - 50 years           $    15,780,500    $      7,784,400
         Building improvements                           8 - 31 years                 1,193,600           1,925,600
         Computer equipment                               3 - 5 years                 9,087,600           6,045,500
         Furniture and equipment                          3 - 8 years                92,967,600          59,128,200
         Leasehold improvements                               8 years                13,911,400           9,984,600
         Land and land improvements                     15 - 31 years                 2,660,100           2,660,100
                                                                                ---------------    ----------------
                                                  (Improvements only)               135,600,800          87,528,400
         Less accumulated depreciation
           and amortization                                                          59,523,900          50,329,000
                                                                                ---------------    ----------------

                                                                                $    76,076,900    $     37,199,400
                                                                                ===============    ================

NOTE E - NOTES AND ACCEPTANCES PAYABLE

     The Company's foreign subsidiaries (the "foreign subsidiaries") have $21,400,000 in trade finance lines of credit, payable on demand, which are collateralized by the subsidiaries' tangible and intangible property located in Hong Kong and in the People's Republic of China, as well as a Company guarantee. At December 31, 1998, the subsidiaries were utilizing, including letters of credit, approximately $2,700,000 of these credit lines.

NOTE F - ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

                                                                1998               1997
                                                          ---------------    ----------------
         Advertising allowances                           $    13,047,800    $      1,307,200
         Salaries and bonuses                                   8,011,400           2,823,600
         Volume rebates                                         6,945,700           1,586,000
         Warranty                                               7,010,000                  -
         HPG integration                                        7,989,000                  -
         Asheboro plant closing                                 9,383,000                  -
         Other                                                 28,249,500           6,521,000
                                                          ---------------    ----------------

                                                          $    80,636,400    $     12,237,800
                                                          ===============    ================



                                       F17

NOTE G - LONG-TERM DEBT

     SENIOR SECURED CREDIT FACILITIES

     The Senior Credit Facilities, as amended, consist of a $160,000,000 Senior Secured Revolving Credit Facility ($110,000,000 through December 31, 1999 of which $100,000,000 is available at December 31, 1998), a $90,000,000
     Tranche A Term Loan, a $75,000,000 Tranche B Term Loan and a $20,000,000 Tranche C Term Loan. The Company paid the purchase price of the HPG Acquisition, in part, with borrowings of $185,000,000 under the Term Loans and $7,000,000 under the Senior Secured Revolving Credit Facility.

     The Tranche C Term Loan was paid on July 27, 1998 with the proceeds from the Company's offerings (Note K). In accordance with the provisions of the Company's Senior Secured Credit Facilities, $26,000,000 of the net proceeds from the Salton transaction (Note B) were used to repay $14,000,000 and $12,000,000 of the Tranche A Term Loan and the Tranche B Term Loan, respectively.

     The Senior Secured Revolving Credit Facility includes (a) a $20,000,000 sublimit for the issuance of letters of credit and (b) a $10,000,000 sublimit for swing line loans (the "Swing Line Loans"). All amounts outstanding under the Senior Secured Revolving Credit Facility are payable on June 26, 2003. The Tranche A Term Loan is payable in quarterly installments, ranging from $1,878,000 for the quarter ended March 31, 1999 to $6,378,000 for the quarter ended March 31, 2003, and all remaining amounts owing due the following quarter. The Tranche B Term Loan is payable in annual installments of $327,842, with all remaining amounts owing thereunder due June 26, 2004.

     Interest accrues on the loans made under the Senior Secured Revolving Credit Facility and the Tranche A Term Loan (other than Swing Line Loans) at either LIBOR (adjusted for any reserves) or the Base Rate, which is the higher of NationsBank, N.A.'s prime rate and the federal funds rate plus 0.50% (the "Base Rate"), at the Company's option, plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that has been set as amended through March 31, 2000 at 2.75% (7.85% at December 31, 1998), or the Base Rate, plus a specified margin of 1.50%, at the Company's option. Interest accrues on the Tranche B Term Loan at either LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that has been set as amended at 3.375% (8.475% at December 31, 1998) through March 31, 1999, or the Base Rate plus a specified margin of 2.00%, at the Company's option. Swing Line Loans will bear interest at the Base Rate.

                                                                     (continued)



                                       F18

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE G - LONG-TERM DEBT - Continued

     SENIOR SECURED CREDIT FACILITIES - Continued

     Amounts outstanding under the Senior Credit Facilities must be prepaid by amounts equal to the net proceeds, or a specified portion thereof, from certain debt and equity issuances and specified asset sales by the Company and its subsidiaries, and by a specified percentage of cash flow in excess of certain expenditures, costs and payments. The Company may at its option reduce the amount available under the Senior Credit Facilities to the extent such amounts are unused or prepaid in certain minimum amounts.

     The Senior Credit Facilities are collateralized by substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries, as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of a subsidiary of the Company that is a borrower under the Senior Credit Facilities. The Senior Credit Facilities are guaranteed by all of the current; and will be guaranteed by all of the future domestic subsidiaries of the Company.

     The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. In addition, under the Senior Credit Facilities, the Company is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio, a leverage ratio and a minimum EBITDA requirement.

     10% SENIOR SUBORDINATED NOTES DUE 2008

     The Company issued $130,000,000 in Senior Subordinated Notes (the "Notes") in July 1998, which bear interest at a rate of 10%, payable semiannually and mature on July 31, 2008.

     The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all senior debt of the Company and pari passu in right of payment to all future subordinated indebtedness of the Company.

                                                                     (continued)



                                       F19

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE G - LONG-TERM DEBT - Continued

     10% SENIOR SUBORDINATED NOTES DUE 2008 - Continued

     The Notes may be redeemed at the option of the Company, in whole or in part, on or after July 31, 2003 at various redemption prices and up to 35% of the original aggregate principal amount of the Notes may be redeemed with the net proceeds of an offering of common stock of the Company on or before July 31, 2001.

     The indenture pursuant to which the 10% Notes were issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and issue preferred stock, pay dividends or make other certain restricted payments, apply net proceeds from certain asset sales, and sell stock of subsidiaries.

     Long-term debt is summarized as follows:

                                                                                     1998                1997
                                                                             ------------------    ----------------
         Senior Secured Revolving Facility                                   $       10,000,000    $             -
         Senior Secured Tranche A                                                    76,000,000                  -
         Senior Secured Tranche B                                                    63,000,000                  -
         10% Senior Subordinated Notes                                              130,000,000                  -

         Note payable to Salton (Note B)                                                     --          10,847,700
         Notes payable to Newtech (Note B)                                            2,000,000           7,000,000
         Industrial development revenue bonds                                                --           2,036,900
                                                                             ------------------    ----------------
                                                                                    281,000,000          19,884,600

         Less current maturities                                                      8,630,000           3,814,800
                                                                             ------------------    ----------------

         Total long-term debt                                                $      272,370,000    $     16,069,800
                                                                             ==================    ================

NOTE H - EMPLOYEE BENEFIT PLANS

     The Company has 401(k) plans for its employees to which the Company makes discretionary contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the year ended December 31, 1998 totaled approximately $600,000. Amounts charged to earnings in 1997 and 1996 were not significant.

     The Company does not provide any health or other benefits to retirees.




                                       F20

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE I - INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                                   1998                1997               1996
                                                            ---------------     ---------------    ----------------
         Current
             Federal                                        $    11,988,100     $    (3,274,000)   $       (748,200)
             Foreign                                              2,302,300                  -               (2,100)
             State                                                    5,800               2,000              34,000
                                                            ---------------     ---------------    ----------------
                                                                 14,296,200          (3,272,000)           (716,300)

         Deferred                                                (2,680,200)          4,195,000             436,600
                                                            ---------------     ---------------    ----------------

                                                            $    11,616,000     $       923,000    $       (279,700)
                                                            ===============     ===============    ================


     The United States and foreign components of earnings before income taxes and extraordinary item are as follows:

                                                                   1998                1997               1996
                                                            ---------------     ---------------    ----------------
         United States                                      $    26,352,400     $     5,293,100    $      1,206,200
         Foreign                                                 14,015,300          15,465,200           2,465,500
                                                            ---------------     ---------------    ----------------

                                                            $    40,367,700     $    20,758,300    $      3,671,700
                                                            ===============     ===============    ================

     The differences between the statutory rates and the tax rates computed on pre-tax profits are as follows:

                                                                   1998                1997               1996
                                                               -----------          ----------          ---------
                                                                     %                   %                  %
                                                               -----------          ----------          ---------
         Tax expense at statutory rates                            34.0%              34.0%               34.0%
         State taxes, net of federal tax benefit                    -                  -                    .6
         Foreign (income) loss not subject to tax                  (1.3)               -                  (6.4)
         Provision for prior years' Hong Kong
           income taxes                                             -                  -                   (.6)
         Net tax rate differential on undistributed
           foreign earnings                                        (7.5)             (23.5)              (17.3)
         Equity in joint venture earnings not
           subject to U.S. tax or already taxed                    (1.3)             (11.1)              (25.7)
         Effect of gross up of foreign taxes,
           net of foreign tax credit                                (.1)               (.2)               (4.0)
         Federal withholding taxes                                  -                  1.2                 6.7
         Other                                                      4.9                4.1                 5.1
                                                                   ----               ----                ----

                                                                   28.7%               4.5%               (7.6)%
                                                                  =====               ====               =====

                                                                     (continued)


                                       F21

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE I - INCOME TAXES - Continued

     TAX EXAMINATION

     The Internal Revenue Service has completed its examination of the Company's 1992 tax return. No material assessments were made. The Company is undergoing an examination of its U.S. tax returns for the years 1994 through 1997. The examination is still in process and at this time one adjustment has been proposed, which, if sustained, could result in a charge to earnings of approximately $400,000. The Company is protesting the disallowance. As part of the examination, the Internal Revenue Service is reviewing the Company's intercompany transfer pricing practices. The Company believes it has fairly set its transfer prices. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

     The Company's future income tax benefits at December 31, 1998, arise primarily from the Company's and its subsidiaries' temporary differences. Valuation allowances have not been recorded limiting such benefits based on management's current estimate that future profits will be sufficient to realize these benefits.

     The primary components of future income tax benefits at December 31, 1998 and 1997 are as follows:

                                                                                      1998               1997
                                                                                ---------------    ----------------
         Inventory differences                                                  $     4,071,000    $        728,500
         Reserves and accrued expenses                                               14,206,000             545,600
                                                                                ---------------    ----------------

              Total current assets                                                   18,277,000           1,274,100

         Net operating loss and other carryforwards                                   1,064,400           4,489,800
         Depreciation and amortization                                              (18,317,200)         (1,743,500)
         Deferred income                                                              5,055,600             131,800
         Other                                                                           65,100            (220,500)
                                                                                ---------------    ----------------

              Net non-current assets (liabilities)                                  (12,132,100)          2,657,600
                                                                                ---------------    ----------------

              Net deferred tax assets                                           $     6,144,900    $      3,931,700
                                                                                ===============    ================

     The tax benefits resulting from the exercise of stock options have been recorded as additions to paid-in capital in the amounts of $5,917,000 and $3,493,000 in 1998 and 1997, respectively.

     The Company also has U.S. tax credit carryforwards of $640,500, many of which do not expire and state net operating loss carryforwards totaling $16,480,000 which expire in 2013.




                                       F22

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE J - COMMITMENTS AND CONTINGENCIES

     LITIGATION

     The Company, Salton, Newtech, White Consolidated Industries, Inc.
     ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United States District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties' subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. Procedural motions concerning the jurisdiction in which the dispute should be heard have been filed by the parties. The action by Westinghouse seeks, among other things, a preliminary injunction enjoining the defendants from using the trademark, unspecified damages and attorneys' fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton and Newtech for all costs and expenses for claims, damages, and losses, including the costs of litigation. On April 9, 1997, on joint motion of the parties, the court issued an order staying future proceedings until the earlier of July 1, 1997 or five days after hearing before the court in order to give the parties an opportunity to pursue settlement discussions. Subsequently, after a status hearing before the court on July 15, 1997, and in accordance with the court's memorandum order of July 17, 1997, counsel for the parties in the litigation pending in the United States District Court for the Western District of Pennsylvania reported to the court in a letter that the parties had agreed to pursue an expedited mini-trial/mediation proceeding in an effort to resolve their disputes. The parties have filed cross-motions for summary judgement, which are scheduled to be heard in April 1999. Trial is currently scheduled for June 1999.

     The Company is also a party to the following legal proceeding:

          Sherleigh Associates LLC and Sherleigh Associates Inc. Profit Sharing
            Plan, on their own behalf and on behalf of all others similarly situated v. Windmere-Durable Holdings, Inc., David M. Friedson and NationsBanc Montgomery Securities LLC, 98-2273-CIV-LENARD

            Date Suit Instituted: October 8, 1998
            Name of Court: United States District Court, Southern District of
              Florida

     This matter is a class action complaint which is a consolidation of eight separate class action complaints with substantially similar allegations. The complaints were purportedly filed on behalf of those security holders of the Company who purchased such securities during a certain period in the second and third quarters of 1998, alleging violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of The Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, recission rights, unspecified damages and attorneys' fees and costs. The court is presently considering the appointment of lead counsel. The Company has filed a motion to dismiss the matter, which has been stayed pending further order of the court. Because these matters are in their preliminary stages, management is unable at this time to determine what effect these lawsuits will have on the financial condition, results of operations or liquidity of the Company.

                                                                     (continued)


                                       F23

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

     LITIGATION - Continued

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

                                                                     (continued)


                                       F24

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

     LEASES

     In January 1998, the Company entered into a long-term operating lease for a warehouse facility. Future minimum payments under this lease and other non-cancellable long-term operating leases, are as follows:

                 1999                              $      3,161,558
                 2000                                     3,388,800
                 2001                                     1,338,800
                 2002                                     1,338,800
                 2003                                     1,338,800
                 Thereafter                               5,689,600
                                                   ----------------

                                                   $     16,256,358
                                                   ================

      Rent expense for the years ended December 31, 1998 totaled $4,587,500. Rent expense for the years ended December 31, 1997 and 1996 was insignificant.

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



                                       F25

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

     INVESTMENT IN NEWTECH

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

     LICENSING AGREEMENTS

     During 1998, the Company entered into certain license agreements whereby it acquired the rights to use certain brand names on its products. The agreements call for minimum royalty payments of $542,500, $847,500, $962,500 and $225,000 in the years ended December 31, 1999, 2000, 2001 and
     2002, respectively.

NOTE K - SHAREHOLDERS' EQUITY

     PUBLIC OFFERING

     On July 27, 1998, the Company completed a public offering of 3,041,000 shares of its common stock. Net proceeds from the sale of the stock aggregated approximately $97,000,000 (after offering costs of approximately $6,400,000). The proceeds from this offering were used to help finance the HPG Acquisition (see Note C).

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












                                                                     (continued)

                                       F26

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE K - SHAREHOLDERS' EQUITY - Continued

     STOCK OPTIONS - Continued

     In May 1997, the Company's shareholders approved and ratified the 1996 Stock Option Plan. The 1996 plan provides for the granting of incentive stock options for employees and non-qualified stock options for employees, consultants and directors. A total of 850,000 shares of common stock have been reserved under the 1996 plan.

     On April 30, 1998, the Compensation Committee of the Board of Directors approved the 1998 Stock Option Plan, subject to ratification by the shareholders of the Company. The 1998 plan provides for the granting of nonqualified stock options to employees, consultants and directors. A total of 2,100,000 shares have been reserved under the plan as amended in March 1999.

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

     During 1996, the Company issued options to purchase 97,500 shares of common stock to non-employee sales representatives. These sales representatives included Top Sales and TJK (Note O), each of which received options to purchase 25,000 shares. The options were issued with an exercise price that was equal to the market price on the date of the grant. The total fair value of the options, as determined under SFAS 123, was $357,000 which is to be amortized over the vesting period of the options. The 1998 and 1997 expense associated with non-employee stock options totaled $96,000 and $90,000, respectively.

     On November 2, 1998, the Board of Directors approved and ratified the repricing of certain unexercised employee stock options granted under the Company's Stock Option Plans and in conjunction with certain employment contracts. As a result, options granted to purchase 893,500 shares of the Company's common stock were repriced from $12.50 - $30.50 per share to $7.375 per share. Options granted to the Chief Executive Officer, members of the Company's Board of Directors and certain other executive officers were not repriced.

                                                                     (continued)


                                       F27

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE K - SHAREHOLDERS' EQUITY - Continued

     STOCK OPTIONS - Continued

     Had compensation cost for the Employees' Incentive Stock Option Plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

                                                                     1998               1997              1996
                                                               --------------     --------------    ---------------
              Net earnings (loss)
                  As reported                                  $   28,751,700     $   19,835,300    $       451,400
                  Pro forma                                    $   23,645,900     $   18,911,900    $    (2,846,400)

              Basic earnings (loss) per share
                  As reported                                  $         1.43     $         1.12    $          .03
                  Pro forma                                    $         1.17     $         1.07    $         (.17)

              Diluted earnings (loss) per share
                  As reported                                  $         1.33     $         1.00    $          .03
                  Pro forma                                    $         1.10     $          .96    $         (.17)

     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0.0 percent for all years; expected volatility ranging from 44.89 to 69.54 percent for 1998, 37.85 percent for 1997 and 43.97 percent for 1996; risk-free interest rates of 5.145 percent in 1998, 5.53 percent in 1997 and 5.56 percent in 1996; and expected holding periods of 4 years in 1998 and 1997 and 6.34 years in 1996.













                                                                     (continued)



                                       F28

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE K - SHAREHOLDERS' EQUITY - Continued

     STOCK OPTIONS - Continued

     A summary of the status of the Company's fixed stock options as of December 31, 1998 and 1997, and changes during the years ending on those dates is as follows:

                                        1998                           1997                          1996
                             --------------------------     --------------------------    ---------------------------
                                             Weighted -                    Weighted -                     Weighted-
                                              Average                       Average                        Average
                               Shares        Exercise         Shares       Exercise         Shares        Exercise
                               (000)          Price           (000)          Price          (000)           Price
                             ----------    ------------     ----------    ------------    ----------     ------------
     Outstanding at
       beginning of year         2,813     $      7.77          3,369     $      7.03         1,866      $     5.95
     Granted                     2,627           17.06            235           14.94         1,758            7.89
     Exercised                  (1,139)          13.73           (764)           6.45          (221)           4.20
     Forfeited                    (136)          14.59            (27)           8.68           (34)           6.16
                             ---------     -----------      ---------     -----------     ----------     ----------
     Outstanding at
       end of year               4,165           11.78          2,813            7.77         3,369            7.03
                             =========                      =========                     =========

     Options exercisable at
       end of year               1,103                          1,750                         1,563
     Weighted-average
       fair value of options
       granted during
       the year              $    7.07                       $   5.54                     $    4.04


     The following information applies to options outstanding at December 31, 1998.

                                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                               ---------------------------------------------------    ------------------------------
                                                 Weighted -
                                                  Average            Weighted -                         Weighted -
           Range of                Shares        Remaining             Average            Shares          Average
       Exercise Prices              (000)    Contractual Life      Exercise Price          (000)      Exercise Price
       ---------------         -----------   -----------------   -----------------    -----------   ----------------
       $2.875 - $3.693               157            1.71             $    3.15               157        $    3.15
       $4.500 - $6.375                48           16.89                  4.62                48             4.62
       $7.000 - $10.375            2,348            5.74                  7.31               802             7.22
       $10.875 - $14.875             132            5.86                 13.09                93            13.25
       $18.375 - $24.50            1,460            4.34                 24.46                 3            20.31
       $31.69                         20            9.42                 31.69                -             -
                                --------                                               ---------
       $2.875 - $31.69             4,165                                                   1,103
                                ========                                               =========


                                                                     (continued)


                                       F29

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996





NOTE K - SHAREHOLDERS' EQUITY - Continued

     WARRANTS

     As part of a lawsuit settlement, warrants to purchase 750,423 shares of the Company's common stock were issued. The warrants which had an exercise price of $7.50 per share expired on January 19, 1998. Upon expiration, 565,796 warrants had been exercised.

     COMMON STOCK PURCHASE RIGHTS PLAN

     In March 1995, the Company implemented a Common Stock Purchase Rights Plan and distributed one Right for each share of the Company's common stock outstanding. The Rights are not exercisable or transferable, apart from the Company's common stock, until after a person or group acquires, or has the right to acquire, beneficial ownership of 15 percent or more of the Company's common stock (which threshold may, under certain circumstances, be reduced to 10 percent) or announces a tender or exchange offer to acquire such percentage of the Company's common stock. As amended in March 1999, each Right entitles the holder to purchase one share of common stock at an exercise price of $50.00 per share and contains provisions that entitle the holder in the event of specific transactions, to purchase common stock of the Company or any acquiring or surviving entity at one-half of market price as determined under the terms of the Rights Agreement. The Rights will expire in March 2005, unless previously exercised or redeemed at the option of the Company for $.00001 per Right.

     STOCK PURCHASE PROGRAM

     The $3,800,000 purchase in 1996 of 463,000 shares of the Company's common stock completed the Company's purchase of 1,000,000 shares of its common stock under the 1994 stock purchase program. In 1996, the Company's Board of Directors authorized a new stock purchase program, whereby, the Company can purchase up to 10-percent of its outstanding shares (approximately 1,600,000 shares). No shares have been purchased under the new program.

     DIVIDENDS

     In August 1997, the Board of Directors re-evaluated the dividend policy in light of the Company's strategic repositioning for growth and the resultant cash requirements and eliminated the Company's quarterly cash dividend.










                                       F30

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996





NOTE L - SPECIAL PREFERRED STOCK

     During 1986, the Company was authorized to issue 40,000,000 shares of $.01 par value special preferred stock. These rights entitled the holder to purchase one share of special preferred stock at a price of $.01 under certain conditions in connection with preserving for the Company and its shareholders the benefits of any recovery in the Company's lawsuit with North American Philips Corporation, et al. In 1992, these conditions ceased to apply, therefore, the special preferred stock rights remain outstanding but have no continuing application.

NOTE M - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way the Company reports information about its operating segments. With the June 26, 1998 acquisition of HPG, the Company reorganized itself into three main business units: Windmere Group, Household Products Group and Durable Manufacturing. The information for 1997 and 1996 has been restated in order to conform to the 1998 presentation:

     The Windmere Group is a distributor of a broad range of branded and private label personal care products, kitchen electric appliances and seasonal products for major retailers and appliance distributors in North America and Latin America. The segment also markets the LitterMaid self-cleaning cat litter box. The Group's products are sold primarily through independent sales representatives.

     Household Products Group is a leading manufacturer and distributor of small electric housewares, primarily cooking (toaster ovens), garment care (hand-held irons), food preparation and beverage products marketed under the licensed brand name, Black & Decker. The Group's sales are handled primarily through in house sales representatives to mass merchandisers, specialty retailers and appliance distributors in North America, Latin America and the Caribbean. The Household Products Group segment also includes the acquired manufacturing operations in Queretaro, Mexico and Asheboro, North Carolina. The Company is currently in the process of closing down its North Carolina operations.

     Durable Manufacturing includes the Company's manufacturing operations located in Bao An County, Guangdong Province of the People's Republic of China (PRC). A majority of the Windmere Group's products are manufactured by Durable.

                                                                     (continued)










                                       F31

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996





NOTE M - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

     The accounting policies of the reportable segments are the same as those described in Note A to the Company's Consolidated Financial Statements. The Company evaluates the performance of its operating segments based upon income before income taxes and non-recurring and extraordinary items.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments are included in the reconciliations to consolidated results.

     Segment information for the years 1998, 1997 and 1996 was as follows:
     (In Thousands)

                                                               Household
                                               Windmere         Products             Durable
                                                 Group            Group           Manufacturing          Total
                                            --------------    ---------------     --------------    ---------------
     1998
     ----
     Net sales                              $      190,369    $       232,943     $       141,942    $      565,254
     Intersegment net sales                             -                  -               93,079            93,079
     Operating earnings                             10,191                236              14,221            24,648
     Depreciation and amortization                     470             11,438               6,752            18,660
     Total assets                                  102,685            480,812             101,265           684,762
     Capital expenditures                            2,387              2,762               8,328            13,477

     1997
     ----
     Net sales                                     192,957                 -              164,763           357,720
     Intersegment net sales                             -                  -               96,843            96,843
     Operating earnings                             10,040                 -               19,095            29,135
     Depreciation and amortization                     568                 -                5,917             6,485
     Total assets                                  100,272                 -               86,356           186,628
     Capital expenditures                            1,372                 -                9,925            11,297

     1996
     ----
     Net sales                                     140,809                 -              130,497           271,306
     Intersegment net sales                             -                  -               82,809            82,809
     Operating earnings                             12,428                 -                5,762            18,190
     Depreciation and amortization                      -                  -                5,748             5,748
     Total assets                                   78,158                 -               86,783           164,941
     Capital expenditures                              471                 -                8,147             8,618

                                                                     (continued)


                                       F32

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996





NOTE M - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

     Reconciliation to consolidated amounts:

                                                                        1998              1997             1996
                                                                  --------------    -------------    --------------
     Revenues
        Total revenues for reportable segments                    $      565,254    $     357,720    $      271,306
        Other revenues                                                     2,181            1,008             8,507
        Eliminations of intersegment revenues                            (93,079)         (96,843)          (82,809)
                                                                  --------------    -------------    --------------

           Total consolidated revenues                            $      474,356    $     261,885    $      197,004
                                                                  ==============    =============    ==============

     Operating earnings
        Total earnings for reportable segments                    $       24,648    $      29,135    $       18,190
        Other loss                                                          (903)          (1,286)             (782)
        Elimination of intersegment profits                                 (537)            (169)             (529)
        Unallocated amounts
           Corporate headquarters expense                                (17,408)         (14,275)          (15,506)
           Repositioning charge                                           (9,519)              -                 --
           Gain on sale of equity interest in
             joint venture                                                42,466               -                 -
           Equity in net earnings of joint ventures                        1,621            7,353             2,299
                                                                  --------------    -------------    --------------

           Consolidated operating earnings                        $       40,368    $      20,758    $        3,672
                                                                  ==============    =============    ==============

     Assets
        Total assets for reportable segments                      $      684,762    $     186,628    $      164,941
        Other assets                                                      30,874           32,587            25,559
        Corporate headquarters - fixed assets                              8,284            7,125             7,180
        Other unallocated amounts
           Investment in joint ventures                                   15,708           43,091            35,291
           Receivables from affiliates                                     3,109           12,416             4,308
                                                                  --------------    -------------    --------------

           Total consolidated assets                              $      742,737    $     281,847    $      237,279
                                                                  ==============    =============    ==============







                                                                     (continued)



                                       F33

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996





NOTE M - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

     GEOGRAPHIC INFORMATION

                                                                        1998              1997             1996
                                                                  --------------    -------------    --------------
     REVENUES(1)
        United States operations                                  $      364,293    $     189,468    $      137,594
        International operations
           Sales to unaffiliated customers                               110,063           72,417            59,410
           Transfers between geographical areas                           93,079           96,843            82,809
        Eliminations                                                     (93,079)         (96,843)          (82,809)
                                                                  --------------    -------------    --------------

                                                                  $      474,356    $     261,885    $      197,004
                                                                  ==============    =============    ==============

     LONG-LIVED ASSETS
        United States operations                                  $    1,067,561    $     148,661    $      100,313
        International operations                                         151,697           96,330            84,023
        Eliminations                                                    (875,368)        (143,113)         (102,073)
                                                                  --------------    -------------    --------------

           Consolidated assets                                    $      343,890    $     101,878    $       82,263
                                                                  ==============    =============    ==============


     Transfers between geographic areas are billed at negotiated prices. All United States revenues are derived from sales to unaffiliated customers. Included in domestic revenues are certain sales derived from direct product shipments from Hong Kong to customers located in the United States.

     International operations are conducted primarily in Canada, Mexico, South and Central America and the Caribbean, Hong Kong and the People's Republic of China.

     (1) Revenues are attributed to the country where the sale originates.

















                                       F34

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE N - CONCENTRATION OF CREDIT AND OTHER RISKS

     The Company sells on credit terms to a majority of its customers, most of which are U.S. and Canadian retailers and distributors located throughout those countries.

     Wal-Mart accounted for 19.0% of 1998 sales. Salton accounted for 12.0% of 1997 sales. A kitchen electric appliance distributor and a national retail beauty supply chain accounted for 10.9% and 10.3%, respectively, of 1996 sales.

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

     A substantial amount of the Company's manufacturing operations are conducted and located abroad. The Company also sells its products to customers located in foreign jurisdictions, including Latin America, Canada, Europe and the Far East. Prior to the HPG Acquisition, the majority of the Company's products were manufactured by Durable. In connection with the HPG Acquisition, the Company has acquired additional manufacturing facilities in Queretaro, Mexico, a country in which the Company had not previously manufactured products. The geographical distances between the Far East, the United States and Mexico create a number of logistical and communications challenges. Because the Company manufactures its products and conducts business in several foreign countries, the Company is affected by economic and political conditions in those countries, including fluctuations in the value of currency, duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, the burdens and costs of compliance with a variety of foreign laws and, in certain parts of the world, political instability. Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could have a material adverse effect on the Company, its results of operations, prospects or debt service ability. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.









                                                                     (continued)

                                       F35

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996






NOTE N - CONCENTRATION OF CREDIT AND OTHER RISKS - Continued

     If the Company determines that it is necessary to relocate the Company's manufacturing facilities from the PRC or Mexico and is unable to do so, due to confiscation, expropriation, nationalization, embargoes, governmental restrictions or otherwise, the Company would incur substantial operating and capital losses, including losses resulting from business disruption and delays in production. In addition, as a result of a relocation of its manufacturing equipment and certain other assets, the Company would likely incur relatively higher manufacturing costs. A relocation could also adversely affect the Company's revenues if the demand for the Company's products currently manufactured in the PRC and Mexico decreases due to a disruption in the production and delivery of such products or due to higher prices which might result from increased manufacturing costs. Furthermore, earnings could be adversely affected due to reduced sales and/or the Company's inability to maintain its current margins on the products currently manufactured in the PRC and Mexico.

     In addition, the PRC currently enjoys normal trading relations ("NTR") trading status granted by the United States, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the Untied States. The United States annually reconsiders the renewal of NTR trading status for the PRC. No assurance can be given that the PRC's NTR trading status will be renewed in the future years. If NTR status for goods produced in the PRC were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which would have a material adverse impact on the Company's revenues and earnings.

     Durable is incorporated in Hong Kong and its executive sales offices and its senior executives are located or reside there. The Company also conducts significant trading activities through subsidiaries incorporated in Hong Kong, which may be influenced by the changing political situation in Hong Kong and by the general state of the Hong Kong economy. On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region. There can be no assurance that the transfer of sovereignty over Hong Kong will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

                                                                     (continued)


                                       F36

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE N - CONCENTRATION OF CREDIT AND OTHER RISKS - Continued

     CURRENCY FLUCTUATIONS

     While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of the Company's costs, such as payroll, rent and indirect operations costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars and Mexican pesos. Changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

     The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases as well as trade receivables. The purpose of the Company's foreign currency management activity is to reduce the risk that eventual cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates.

     Durable uses the Hong Kong dollar as its functional currency. The Hong Kong dollar has historically been "pegged" to a fixed exchange rate vis-a-vis the U.S. dollar. If the Hong Kong dollar were to be significantly devalued against the U.S. dollar and the exchange rate allowed to fluctuate, the Company could experience significant changes in its currency translation account which would impact the Company's future comprehensive income.

     The Company has acquired the Queretaro property and related assets from The Black & Decker Corporation. Because the operations of such facilities are primarily peso-denominated and the revenues derived from products manufactured at such facilities are primarily dollar-denominated, the Company is now subject to fluctuations in the value of the peso. The December 1994 devaluation of the peso had a number of effects on the Mexican economy that adversely affected the financial condition of businesses in Mexico. The devaluation caused the peso value of dollar denominated indebtedness associated with businesses in Mexico to increase significantly, and also greatly increased the rate of inflation, resulting in a sharp rise in nominal interest rates on peso-denominated financing. There can be no assurance that the peso to dollar foreign exchange rate will not be volatile in the future and that financial markets will not have a material adverse effect on the Company's business, financial condition and results of operations.











                                       F37

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996






NOTE O - RELATED PARTY TRANSACTIONS

     The Company has used the services of Top Sales Company, Inc. ("Top Sales"), an independent sales representative, since 1978. A member of the Company's Board of Directors is the sole shareholder and Chief Executive Officer of Top Sales. The Company made commission payments to Top Sales of $497,900, $531,100 and $693,300 in 1998, 1997 and 1996, respectively. In 1996, the
     President of TJK Sales Inc. ("TJK"), an independent sales representative, became a member of the Company's Board of Directors. Commission payments to TJK totaled $468,600 and $427,000 in 1998 and 1997, respectively.

     In 1995 and 1998, the Company and/or its subsidiaries made loans to Lion Redcliffe and Co. Ltd ("Lion Redcliffe"), which is 50 percent owned by an entity whose president is also a Director of the Company. The loans totaling $300,000 and $250,000 respectively, bore interest at prevailing interest rates and were repaid in 1998.

     In 1998, an affiliate of Lion Redcliffe purchased 60% of the Company's ownership interest for $375,000, resulting in a gain of $305,000.

     Included in receivables from affiliates at December 31, 1998 is $978,400 due from the Company's President and Chief Executive Officer. Such amount is due upon demand and bears interest at the prevailing market rate.

NOTE P - SUPPLIER CONTRACT

     In January 1997, the Company through its 50-percent interests in Newtech and their interest in Salton entered into supply contracts with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name licensed to Salton and Newtech. Under the terms of the contract, Salton and Newtech supply Kmart, either through the Company or other manufacturers, with a broad range of small electrical appliances, consumer electronics and telephone products under the White-Westinghouse brand name. Kmart is the exclusive discount department store to market these White-Westinghouse products. The Company has entered into an agreement guaranteeing the performance of Salton and Newtech under the Kmart contract. On April 30, 1997, Salton and the Company entered into an agreement under which fees are paid to the Company in consideration of its efforts in connection with the supply contract
     (Notes J and B).

NOTE Q - EXTRAORDINARY ITEM

     On March 27, 1997, the Company paid $4,500,000 to settle the lawsuit filed in April 1994 by Izumi relating to the 1992 Phillips settlement. An accrual of $5,300,000, including $800,000 in estimated legal expenses, was recorded as of December 31, 1996. The transaction resulted in an after tax charge of $3,500,000 and has been recorded as an extraordinary item, to correspond with the extraordinary gain recorded from the settlement in 1992.




                                       F38

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996






NOTE R - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company's domestic subsidiaries are guarantors of the Company's Senior Subordinated Notes (Note G). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume as if the guarantor subsidiaries were in place for all periods presented. The Company and subsidiary guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Subsidiary Guarantors include the following: Windmere Corporation, Windmere Holdings Corporation, Windmere Holdings Corporation II, Jerdon Products, Inc., Fortune Products, Inc., Bay Books & Tapes, Inc., Windmere Innovative Pet Products, Inc., EDI Masters, Inc., Windmere Fan Products, Inc., Household Products, Inc., HP Delaware, Inc., HP Americas, Inc., HPG LLC, HP Intellectual Corp., WD Delaware, Inc. and WD Delaware II, Inc. The Notes contain certain covenants which, among other things, restrict the ability of the Subsidiary Guarantors to make distributions to Windmere-Durable Holdings, Inc. The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.





















                                                                     (continued)


                                       F39

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE R - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                                                  YEAR ENDED DECEMBER 31, 1998

                                     Windmere
                                      Durable
                                     Holdings                               Non
                                         Inc.        Guarantors         Guarantors     Eliminations      Consolidated
                                 ---------------   --------------    --------------   --------------    --------------
     STATEMENT OF EARNINGS

     Net sales                   $           --    $  364,292,600    $  203,142,700   $  (93,079,300)   $  474,356,000
     Cost of goods sold                      --       270,141,900       164,022,000      (92,542,400)      341,621,500
                                 ---------------   --------------    --------------   --------------    --------------

        Gross profit                         --        94,150,700        39,120,700         (536,900)      132,734,500

     Operating expenses                 (689,000)      97,712,100        16,122,000          360,300       113,505,400

     Repositioning charge                    --         9,519,000                --               --         9,519,000
                                 ---------------   --------------    --------------   --------------    --------------

        Operating profit (loss)          689,000      (13,080,400)       22,998,700         (897,200)        9,710,100

     Other (income) expense,
        net                            4,549,800      (41,672,600)        6,232,700        1,853,500       (29,036,600)
                                 ---------------   --------------    --------------   --------------    --------------

        Earnings (loss) before
          income taxes and
          equity in earnings of
          joint ventures              (3,860,800)      28,592,200        16,766,000       (2,750,700)       38,746,700

     Income taxes (benefit)                  --        14,997,600         8,444,600      (11,826,200)       11,616,000

     Equity in earnings of
       joint ventures                    351,000        1,270,000                --               --         1,621,000
                                 ---------------   --------------    --------------   --------------    --------------

     Net earnings (loss)         $    (3,509,800)  $   14,864,600    $    8,321,400   $    9,075,500    $   28,751,700
                                 ===============   ==============    ==============   ==============    ==============











                                                                     (continued)


                                       F40

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE R - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                                           YEAR ENDED DECEMBER 31, 1998

                                    Windmere
                                      Durable
                                     Holdings                               Non
                                         Inc.        Guarantors         Guarantors     Eliminations      Consolidated
                                 ---------------   --------------    --------------   --------------    --------------
     BALANCE SHEET

     Cash                        $            --   $    3,083,100    $   17,331,700   $           --    $   20,414,800
     Accounts and other
       receivables                            --      124,024,800        42,631,600         (819,500)      165,836,900
     Receivables from affiliates      12,415,700      (16,341,000)        9,578,500          (64,600)        5,588,600
     Inventories                              --      111,183,900        55,711,900       (1,431,000)      165,464,800
     Other current assets                     --       29,368,600         6,594,400        5,578,500        41,541,500
                                 ---------------   --------------    --------------   --------------    --------------

        Total current assets          12,415,700      251,319,400       131,848,100        3,263,400       398,846,600

     Investments in joint
       ventures                      425,913,300       22,778,100        70,500,000     (503,483,500)       15,707,900
     Property, plant and
       equipment, net                         --       15,159,300        60,917,600               --        76,076,900
     Other assets                             --      603,710,500        20,279,200     (371,884,600)      252,105,100
                                 ---------------   --------------    --------------   --------------    --------------

        Total assets             $   438,329,000   $  892,967,300    $  283,544,900   $ (872,104,700)   $  742,736,500
                                 ===============   ==============    ==============   ==============    ==============

     LIABILITIES:
     Notes and acceptances
       payable                   $            --   $   11,350,200    $           --   $  (11,350,200)   $           --
     Accounts payable and
       accrued expenses                      300       45,691,100        74,739,300         (819,500)      119,611,200
     Current maturities of
       long-term debt                  8,630,000               --                --               --         8,630,000
     Deferred income, current
       portion                                --          479,000                --               --           479,000
     Income taxes                             --        5,618,200           894,900       (3,820,200)        2,692,900
                                 ---------------   --------------    --------------   --------------    --------------
        Total current liabilities      8,630,300       63,138,500        75,634,200      (15,989,900)      131,413,100

     Long-term debt                  260,370,000      382,918,000                --     (370,918,000)      272,370,000
     Deferred income, less
       current portion                        --        2,020,700                --          782,800         2,803,500
     Deferred income taxes                    --        8,549,500         2,985,300          597,300        12,132,100
                                 ---------------   --------------    --------------   --------------    --------------
        Total liabilities            269,000,300      456,626,700        78,619,500     (385,527,800)      418,718,700

     Shareholders' equity            169,328,700      436,340,600       204,925,400     (486,576,900)      324,017,800
                                 ---------------   --------------    --------------   --------------    --------------

     Total liabilities and
       Shareholders' equity      $   438,329,000   $  892,967,300    $  283,544,900   $ (872,104,700)   $  742,736,500
                                 ===============   ==============    ==============   ==============    ==============

                                                                     (continued)


                                       F41

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE R - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                                           YEAR ENDED DECEMBER 31, 1998

                                    Windmere
                                      Durable
                                     Holdings                               Non
                                         Inc.        Guarantors         Guarantors     Eliminations      Consolidated
                                 ---------------   --------------    --------------   --------------    --------------
     CASH FLOW INFORMATION

     Net cash provided by
       (used in) operating
       activities                $    (5,688,400)  $ (374,871,000)   $   17,626,300   $  317,459,700    $  (45,473,400)

     Net cash provided by
       (used in) investing
       activities                   (354,573,400)    (312,094,500)      (45,443,500)     461,554,900      (250,556,500)

     Net cash provided by
       (used in) financing
       activities                    360,261,800      690,048,600        37,013,700     (779,014,600)      308,309,500

     Effect of exchange rate                  --                            (88,700)              --           (88,700)

     Cash at beginning                        --               --         8,223,900               --         8,223,900

     Cash at end                              --        3,083,100        17,331,700               --        20,414,800




















                                                                     (continued)


                                       F42

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE R - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                                           YEAR ENDED DECEMBER 31, 1997

                                    Windmere
                                      Durable
                                     Holdings                              Non
                                         Inc.        Guarantors        Guarantors      Eliminations      Consolidated
                                 ---------------   --------------    --------------   --------------    --------------
     STATEMENT OF EARNINGS

     Net sales                   $            --   $  189,468,000    $  169,259,900   $  (96,842,800)   $  261,885,100
     Cost of goods sold                       --      148,402,000       145,778,700      (96,673,500)      197,507,200
                                 ---------------   --------------    --------------   --------------    --------------

        Gross profit                          --       41,066,000        23,481,200         (169,300)       64,377,900

     Operating expenses                 (674,600)      45,700,100         4,963,400          360,300        50,349,200
                                 ---------------   --------------    --------------   --------------    --------------

        Operating profit (loss)          674,600       (4,634,100)       18,517,800         (529,600)       14,028,700

     Other (income) expense, net      (3,066,100)       1,166,700        (3,424,600)       5,947,600           623,600
                                 ---------------   --------------    --------------   --------------    --------------

        Earnings (loss) before
          income taxes and
          equity in earnings of
          joint ventures               3,740,700       (5,800,800)       21,942,400       (6,477,200)       13,405,100

     Income taxes (benefit)                   --       (1,967,100)        2,507,000          383,100           923,000

     Equity in earnings of
       joint ventures                    578,200        6,775,000                --               --         7,353,200

     Minority interest                        --               --                --               --                --
                                 ---------------   --------------    --------------   --------------    --------------

     Net earnings (loss)         $     4,318,900   $    2,941,300    $   19,435,400   $   (6,860,300)   $   19,835,300
                                 ===============   ==============    ==============   ==============    ==============











                                                                     (continued)


                                       F43

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE R - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                                           YEAR ENDED DECEMBER 31, 1997

                                    Windmere
                                      Durable
                                     Holdings                              Non
                                         Inc.        Guarantors        Guarantors      Eliminations      Consolidated
                                 ---------------   --------------    --------------   --------------    --------------
     BALANCE SHEET

     Cash                        $            --   $           --    $    8,223,900   $           --    $    8,223,900
     Accounts and other
       receivables                            --       45,235,500         4,788,000       (6,685,500)       43,338,000
     Receivables from affiliates       3,063,500      (24,939,400)       27,573,200        9,593,900        15,291,200
     Inventories                              --       63,054,300        39,980,700         (862,600)      102,172,400
     Other current assets                     --       10,179,100         1,582,100         (826,400)       10,934,800
                                 ---------------   --------------    --------------   --------------    --------------
        Total current assets           3,063,500       93,529,500        82,147,900        1,219,400       179,960,300

     Investment in joint
       ventures                       80,692,100       50,422,400        46,199,200     (134,222,900)       43,090,800
     Property, plant and
       equipment, net                         --        7,310,100        29,889,300               --        37,199,400
     Other assets                             --       10,236,800        20,250,300       (8,890,500)       21,596,600
                                 ---------------   --------------    --------------   --------------    --------------

        Total assets             $    83,755,600   $  161,498,800    $  178,486,700   $ (141,894,000)   $  281,847,100
                                 ===============   ==============    ==============   ==============    ==============

     Notes and acceptances
       payable                   $            --   $   49,350,200    $    4,981,600   $  (11,350,200)   $   42,981,600
     Accounts payable                         --        7,120,000         8,054,200         (573,700)       14,600,500
     Accrued expenses                  2,178,900        6,141,000         3,885,100           32,800        12,237,800
     Current maturities of
       long-term debt                         --          814,900                --        2,999,900         3,814,800
     Deferred income,
       current portion                        --          997,500          (178,200)        (571,800)          247,500
                                 ---------------   --------------    --------------   --------------    --------------
        Total current liabilities      2,178,900       64,423,600        16,742,700       (9,463,000)       73,882,200

     Long-term debt                   10,847,700        8,222,200                --       (3,000,100)       16,069,800
     Deferred income, less
       current portion                        --          126,200                --          947,600         1,073,800
     Deferred income taxes                    --         (185,700)        2,153,700       (1,968,000)               --
                                 ---------------   --------------    --------------   --------------    --------------
        Total liabilities             13,026,600       72,586,300        18,896,400      (13,483,500)       91,025,800

     Shareholders' equity             70,729,000       88,912,500       159,590,300     (128,410,500)      190,821,300
                                 ---------------   --------------    --------------   --------------    --------------

     Total liabilities and

       Shareholders' equity      $    83,755,600   $  161,498,800    $  178,486,700   $ (141,894,000)   $  281,847,100
                                 ===============   ==============    ==============   ==============    ==============

                                                                     (continued)


                                       F44

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE R - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued


                                           YEAR ENDED DECEMBER 31, 1997

                                    Windmere
                                      Durable
                                     Holdings                             Non
                                       Inc.          Guarantors        Guarantors      Eliminations      Consolidated
                                 ---------------   --------------    --------------   -------------     --------------
     CASH FLOW INFORMATION

     Net cash provided by
       (used in) operating
       activities                $     4,251,600   $  (16,546,100)   $   20,694,300   $   (6,437,700)   $    1,962,100

     Net cash provided by
       (used in) investing
       activities                     (4,371,200)     (40,768,400)      (18,410,700)      41,040,200       (22,510,100)

     Net cash provided by
       (used in) financing
       activities                        119,600       55,197,700          (400,900)     (34,602,500)       20,313,900

     Effect of exchange rate                  --               --          (321,500)              --          (321,500)

     Cash at beginning                        --        2,116,800         6,662,700               --         8,779,500

     Cash at end                              --               --         8,223,900               --         8,223,900

















                                                                     (continued)



                                       F45

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE R - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                                           YEAR ENDED DECEMBER 31, 1996

                                    Windmere
                                      Durable
                                     Holdings                              Non
                                       Inc.          Guarantors        Guarantors      Eliminations      Consolidated
                                 ---------------   --------------    --------------   --------------    --------------
     STATEMENT OF EARNINGS

     Net sales                   $            --   $  137,593,800    $  142,219,200   $  (82,809,400)   $  197,003,600
     Cost of goods sold                       --      107,992,000       131,566,600      (82,280,200)      157,278,400
                                 ---------------   --------------    --------------   --------------    --------------

        Gross profit                          --       29,601,800        10,652,600         (529,200)       39,725,200

     Operating expenses                  258,000       32,538,100         6,268,700          360,300        39,425,100
     Non recurring items                      --               --                --               --                --
                                 ---------------   --------------    --------------   --------------    --------------

        Operating income                (258,000)      (2,936,300)        4,383,900         (889,500)          300,100

     Other (income) expense           (1,494,300)        (607,500)         (671,100)       1,700,000        (1,072,900)
                                 ---------------   --------------    --------------   --------------    --------------

        Earnings before income
          taxes and equity in
          net earnings (loss) of
          joint ventures               1,236,300       (2,328,800)        5,055,000       (2,589,500)        1,373,000

     Income taxes (benefit)             (157,700)        (701,400)          225,900          353,500          (279,700)

     Equity in net earnings
       (loss) of joint ventures        3,130,100         (831,400)               --               --         2,298,700

     Extraordinary item                       --       (3,500,000)               --               --        (3,500,000)
                                 ---------------   --------------    --------------   --------------    --------------

     Net earnings                $     4,524,100   $   (5,958,800)   $    4,829,100   $   (2,943,000)   $      451,400
                                 ===============   ==============    ==============   ==============    ==============











                                                                     (continued)



                                       F46

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996




NOTE R - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                                           YEAR ENDED DECEMBER 31, 1996

                                    Windmere
                                      Durable
                                     Holdings                              Non
                                         Inc.        Guarantors        Guarantors      Eliminations      Consolidated
                                 --------------    --------------    -------------    -------------     --------------
     CASH FLOW INFORMATION

     Net cash provided by
       operating activities      $            --   $    4,978,600    $    4,643,700   $           --    $    9,622,300

     Net cash used in investing
       activities                             --      (26,929,000)       (8,162,200)              --       (35,091,200)

     Net cash provided by
       financing activities                   --       12,655,600         3,840,200               --        16,495,800

     Effect of exchange rate                  --               --           (15,500)              --           (15,500)

     Cash at beginning                        --       11,411,600         6,356,500               --        17,768,100

     Cash at end                              --        2,116,800         6,662,700               --         8,779,500


















                                       F47

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                           SUPPLEMENTAL FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results for the years 1998 and 1997 are set forth in the following tabulation. (In Thousands)

                                                                                       Net               Earnings
                                                              Gross                Earnings                (Loss)
                                        Sales                 Profit                 (Loss)              Per Share
                                   ---------------       ---------------       ---------------              ----
     1998
     ----
     First quarter                 $        55,394       $        12,883       $         1,136             $ .06
     Second quarter                         62,568                 8,350                (7,864)            (.42)
     Third quarter                         160,453                55,014                34,960 **           1.51
     Fourth quarter                        195,941                56,488                   520               .02
                                   ---------------       ---------------       ---------------              ----
         Total                     $       474,356       $       132,735       $        28,752            $ 1.17 *
                                   ===============       ===============       ===============            ======

     1997
     ----
     First quarter                 $        51,412       $        10,819       $           321             $ .02
     Second quarter                         60,063                13,006                 1,941               .10
     Third quarter                          79,976                17,959                 8,517               .43
     Fourth quarter                         70,434                22,594                 9,056               .45
                                   ---------------       ---------------       ---------------              ----
         Total                     $       261,885       $        64,378       $        19,835            $ 1.00
                                   ===============       ===============       ===============            ======

     * Difference of $.16 from statement of earnings for full year due to exclusion of effect of stock options in earnings per share calculation in the second quarter.

     ** Includes a one time repositioning charge of $11.0 million, after tax and an after-tax gain on the sale of the Company's equity interest in Salton of $27.5 million.

QUARTERLY STOCK QUOTATIONS AND DIVIDENDS PER SHARE

The Company's common stock is traded on the New York Stock Exchange under the symbol WND. High and low market prices and dividends paid per share in 1998 and 1997, by quarters, are as follows:

                                                                   MARKET PRICE                    Cash
                                                              ---------------------
                                                               HIGH           LOW                DIVIDENDS
                                                              ------         ------              ---------
         1998
         ----
         Fourth quarter                                        7-3/4          4-5/16             $      --
         Third quarter                                        36-5/8          5-5/8                     --
         Second quarter                                       35-13/16       24-1/2                     --
         First quarter                                        28-7/8         20-3/8                     --
                                                                                                 ---------
                                                                                                 $       0
                                                                                                 =========

         1997
         ----
         Fourth quarter                                       26-11/16       19-5/8              $      --
         Third quarter                                        24-1/8         16-1/4                     --
         Second quarter                                       16-9/16        12-7/8                    .05
         First quarter                                        14-5/8         12                        .05
                                                                                                 ---------
                                                                                                 $     .10
                                                                                                 =========

The approximate number of holders of common stock of the Company, as of December 31, 1998, was 1,300. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 9,100 shareholders.




                                       F48

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED DECEMBER 1998, 1997 AND 1996

               COLUMN A                     COLUMN B     COLUMN C           COLUMN D                 COLUMN E      COLUMN F
               --------                     ---------    --------    ------------------------        --------      --------
                                                                            ADDITIONS
                                                                     -------------------------
                                            Balance at   Purchase    Charged to     Charged                        Balance at
                                            Beginning     Price      Costs and      to Other                         End of
             Description                    of Period    Reserves     Expenses      Accounts        Deductions       Period
                                            ---------    --------    ----------   ------------     -----------     ----------
YEAR ENDED DECEMBER 31, 1998

     Reserves deducted from assets to
      which they apply:
        Allowance for possible losses
          on accounts receivable           $1,111,300   $3,880,900   $2,449,700   $  244,800(a)   $ (319,700)(b)   $7,367,000
                                           ==========   ==========   ==========   ==========      ==========       ==========
YEAR ENDED DECEMBER 31, 1997

     Reserves deducted from assets to
      which they apply:
        Allowance for possible losses on
          accounts receivable              $1,129,000   $       --   $  433,000   $   62,700(a)   $ (513,400)(b)   $1,111,300
                                           ==========   ==========   ==========   ==========      ==========       ==========
YEAR ENDED DECEMBER 31, 1996

     Reserves deducted from assets to
      which they apply:
        Allowance for possible losses on
          accounts receivable              $1,158,000   $       --   $  930,000   $    4,000(a)   $ (963,000)(b)   $1,129,000
                                           ==========   ==========   ==========   ==========      ==========       ==========




(a) Recoveries of amounts previously written off against the reserve.

(b) Write-off of accounts receivable against the reserve.