Form 10-K/A
period 1998-12-31
WINDMERE DURABLE HOLDINGS INC
filed 1999-04-20
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

10.40* Employment agreement dated June 26, 1998 between Household Products, Inc. and Michael Michienzi. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.41*        Employment agreement dated October 30, 1998 between William S.
              Endres and Windmere Corporation. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.42* Addendum to employment agreement between Household Products, Inc. and Michael J. Michienzi dated July 28, 1998. Filed herewith.

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

                         WINDMERE-DURABLE HOLDINGS, INC.
                                  (REGISTRANT)

By: /s/ Harry D. Schulman                DATE:             4-20-99
   -----------------------------------        ----------------------------------
    Harry D. Schulman, Chief Operating
    Officer and Chief Financial Officer