Form 10-Q
period 1999-03-31
WINDMERE DURABLE HOLDINGS INC
filed 1999-05-17
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended March 31, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ____________ to ____________

                         Commission File Number 1-10177

                         WINDMERE-DURABLE HOLDINGS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             FLORIDA                                     59-1028301
-------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                   33014
--------------------------------------------           ----------------------
  (Address of principal executive offices)                   (Zip Code)

                                 (305) 362-2611
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           NUMBER OF SHARES OUTSTANDING
             CLASS                                 ON MAY 12, 1999
             -----                         -----------------------------

  Common Stock, $.10 Par Value                      22,114,066

                         WINDMERE-DURABLE HOLDINGS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

     ITEM 1.  Consolidated Statements of Earnings for the
                 Three Months Ended March 31, 1999 and 1998                     3

              Consolidated Balance Sheets as of
                 March 31, 1999, and December 31, 1998                         4-5

              Consolidated Statements of Cash Flows
                 for the Three Months Ended March 31, 1999
                 and 1998                                                      6-7

              Notes to Consolidated Financial Statements                       8-17

     ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                18-27

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk        27

PART II. OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                28

     ITEM 6.  Exhibits and Reports on Form 8-K                                 28

SIGNATURES                                                                     29



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         WINDMERE-DURABLE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)


                                                          Three Months Ended March 31,
                                           --------------------------------------------------------
                                                      1999                           1998
                                           -------------------------      -------------------------
Sales and Other Revenues                   $ 118,853           100.0%     $  55,394           100.0%
Cost of Goods Sold                            85,153            71.6         42,511            76.7
                                           ---------       ---------      ---------       ---------
  Gross Profit                                33,700            28.4         12,883            23.3

Selling, General and
 Administrative Expenses                      35,870            30.2         11,706            21.1
                                           ---------       ---------      ---------       ---------
  Operating Profit (Loss)                     (2,170)           (1.8)         1,177             2.2

Other (Income) Expense
 Interest Expense                              6,205             5.2          1,045             1.9
 Interest and Other Income                      (289)            (.2)          (680)           (1.2)
                                           ---------       ---------      ---------       ---------
                                               5,916             5.0            365              .7
Earnings (Loss) before Equity
 in Net Earnings (Loss) of Joint
 Ventures and Income Taxes                    (8,086)           (6.8)           812             1.5
Equity in Net Earnings (Loss)
 of Joint Ventures                              (519)            (.4)           445              .8
                                           ---------       ---------      ---------       ---------
Earnings (Loss) Before
 Income Taxes                                 (8,605)           (7.2)         1,257             2.3
Provision (Benefit) for
 Income Taxes                                 (2,076)           (1.7)           121              .2
                                           ---------       ---------      ---------       ---------
Net Earnings (Loss)                        $  (6,529)           (5.5)%    $   1,136             2.1%
                                           =========       =========      =========       =========
Earnings Per Share -  basic                $    (.30)                     $     .06
                                           =========                      =========

Earnings Per Share - diluted               $    (.30)                     $     .06
                                           =========                      =========


The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                3/31/99      12/31/98
                                               --------      --------
ASSETS

CURRENT ASSETS

Cash & Cash Equivalents                        $ 13,794      $ 20,415

Accounts and Other Receivables,
 less allowances of $8,474,
 $7,367 and $1,068, respectively                127,104       165,837
Receivables from Affiliates (Note 2)              4,270         5,589
Inventories
 Raw Materials                                   10,002        12,648
 Work-in-process                                 22,732        28,727
 Finished Goods                                 122,539       124,090
                                               --------      --------
  Total Inventories                             155,273       165,465

Prepaid Expenses                                 17,615        16,709

Refundable Income Taxes                           6,555         6,555

Future Income Tax Benefits                       24,170        18,277
                                               --------      --------

  Total Current Assets                          348,781       398,847

INVESTMENTS IN JOINT VENTURES
 (NOTE 2)                                        15,182        15,708

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $62,554,
 $59,524 and $52,014, respectively               76,422        76,077
Notes Receivable from Affiliate                   7,789         7,891
OTHER ASSETS                                    241,831       244,214
                                               --------      --------
TOTAL ASSETS                                   $690,005      $742,737
                                               ========      ========


                         WINDMERE-DURABLE HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


CONTINUED

                                             3/31/99        12/31/98
                                           ---------       ---------
LIABILITIES

CURRENT LIABILITIES


Current Maturities of Long-Term
 Debt                                       $  7,842        $  8,630
Accounts Payable and
 Accrued Expenses                             94,191         119,611
Income taxes payable                              --           2,693
Deferred Income, current portion                 637             479
                                           ---------       ---------
  Total Current Liabilities                  102,670         131,413

LONG-TERM DEBT                               256,280         272,370

DEFERRED INCOME TAXES                         12,131          12,132

DEFERRED INCOME, less current
 portion                                       1,464           2,804

SHAREHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 authorized 40,000,000 shares of
 $.01 par value; none issued

Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares outstanding:
 22,091, 22,091 and
 18,722, respectively                          2,209           2,209
Paid-in Capital                              145,184         145,161
Retained Earnings                            171,310         177,839
Unrealized Foreign Currency
 Translation Adjustment                       (1,243)         (1,191)
                                           ---------       ---------

 Total Shareholders' Equity                  317,460         324,018
                                           ---------       ---------
TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY                      $ 690,005       $ 742,737
                                           =========       =========



The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                              1999            1998
                                                          -----------       -----------
Cash flows from operating activities:

 Net earnings (Loss)                                         $ (6,529)      $  1,136

 Adjustments to reconcile net earnings (loss)
  to net cash used in operating
  activities:
  Depreciation of property, plant and
   equipment                                                    4,400          1,861
  Amortization of intangible assets                             4,330            213
  Amortization of deferred income                                  --           (125)
  Net change in allowance for losses
   on accounts receivable                                       1,107            (44)
  Equity in net earnings (loss) of joint ventures                 526           (608)
  Changes in assets and liabilities
   Decrease in accounts and other
    receivables                                                37,626          4,875
   Decrease in inventories                                     10,192          2,403
   Increase in prepaid expenses                                  (906)        (2,414)
   Increase in other assets                                    (1,845)          (180)
   Decrease in accounts payable
    and accrued expenses                                      (25,420)       (10,729)
   Increase in current and
    deferred income taxes                                      (8,587)         1,093
   Decrease in deferred income                                 (1,181)            --
   Increase (decrease) in other accounts                          (52)            22
                                                             --------       --------

     Net cash provided by (used in)
       operating activities                                    13,661         (2,497)

Cash flows from investing activities:

  Additions to property, plant and
    equipment - net                                            (4,745)        (2,671)

  (Decrease) increase in receivable accounts
    and notes from affiliates                                   1,318         (2,085)
                                                             --------       --------

      Net cash used in
       investing activities                                    (3,427)        (4,756)






                                                                               6

                         WINDMERE-DURABLE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

  CONTINUED

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1999           1998
                                                -------        --------
Cash flows from financing activities:
  Net borrowings under lines of credit          $     --       $  2,470
  Payments of long-term debt - net               (16,878)          (654)
                                                 -------        -------
 Exercise of stock options
   and warrants                                       23          2,050
  Payment of withholding tax on
   stock option exercises                             --         (2,346)
                                                 -------        -------
  Net cash provided by (used in)
    financing activities                         (16,855)         1,520
                                                 -------        -------

    Decrease in cash
      and cash equivalents                        (6,621)        (5,733)

Cash and cash equivalents at
  beginning of year                               20,415          8,224
                                                 -------        -------

Cash and cash equivalents at end
  of quarter                                    $ 13,794       $  2,491
                                                 =======        =======


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

 Interest                                        $ 9,615        $1,643
 Income taxes                                     $2,505        $   29



The accompanying notes are an integral part of these statements.

                         WINDMERE-DURABLE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF ACCOUNTING POLICIES

      INTERIM REPORTING

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

      DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. Outstanding at March 31, 1999 and 1998 are $20,000,000 and $23,000,000, respectively, in contracts to purchase Hong Kong dollars, forward. Also outstanding are option contracts to sell $9,000,000 in Canadian dollars, forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of six months or less.

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

      As of March 31, 1999, the Company had purchased swaps on $70 million notional principal amount with a market value of approximately ($600,000). The market value represents the amount the Company would have to pay to exit the contracts at March 31,

      1999. The Company does not intend to exit such contracts at this time.

2.    INVESTMENTS IN JOINT VENTURES

      Investments in Joint Ventures consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in Newtech Electronics Industries, Inc. ("Newtech"), Breakroom of Tennessee, Inc. and Anasazi Partners, L.P. ("Anasazi").

      On July 28, 1998, the Company consummated the sale of its equity interest in Salton Products, Inc. ("Salton"). Financial information for Salton has, therefore, been excluded from the 1999 period results.

      Arrangements between the Company and Salton pertaining to the Kmart contract, pursuant to which Salton provides Kmart with products under the White-Westinghouse brand name, are continuing with certain modifications.

      Summarized financial information of the unconsolidated companies is as follows: (In Thousands)

                                                Three                       Three
                                            Months Ended   Year Ended    Months Ended
                                               3/31/99      12/31/98       3/31/98
                                            ------------   ----------    ------------
               EARNINGS
               Sales                          $ 29,945      $346,280      $107,064
               Gross Profit                   $  2,422      $ 50,986      $ 29,746
               Net Earnings (Loss)            $   (792)     $  5,919      $  1,541

               BALANCE SHEET
               Current Assets                 $ 34,188      $ 58,248      $172,539
               Noncurrent Assets              $ 10,172      $ 12,079      $ 41,679
               Current Liabilities            $ 24,425      $ 49,220      $140,171


      Notes receivable from affiliates at March 31, 1999 include approximately $8.1 million from the 1997 sale of one of the Company's manufacturing subsidiaries and $15.0 million from the sale of the Company's equity interest in Salton. The $15.0 million note has been recorded net of related deferred income for anticipated future purchases by Salton from the Company.

      All sales made by joint ventures in the three month periods ended March 31, 1999 and 1998 were to entities other than members of the consolidated group. Sales made by the Company to Salton in the three month periods ended March 31, 1999 and 1998 totaled $7.9 million and $6.4 million, respectively.

      Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results and are not part of the above table.

3.    SHAREHOLDERS' EQUITY

      EARNINGS PER SHARE

      In 1997, the Company adopted Financial Accounting Standards No. 128 (SFAS
      128), "Earnings Per Share." Basic shares for the three month periods ended March 31, 1999 and 1998 were 22,090,966 and 18,413,731, respectively.

      Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,779,910 for the three month period ended March 31, 1998. All common stock equivalents have been excluded from the per share calculation for the 1999 period, as the Company incurred a net loss and their inclusion would have been anti-dilutive.

4.    COMMITMENTS AND CONTINGENCIES

      The Company, Salton, Newtech, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United Stated District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. It was subsequently determined that the entire dispute will be heard in the United States District Court for the Western District of Pennsylvania. The action by Westinghouse seeks, among other things, an injunction enjoining the defendants from using the trademark, unspecified damages and attorney's fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton and Newtech for all costs and expenses for claims, damages, and losses, including the costs of litigation. White Consolidated and Westinghouse reached a partial settlement in late April 1999 under which, among other things, White Consolidated will withdraw its claims against Westinghouse. The partial settlement does not resolve the dispute insofar as it relates to the products licensed by White Consolidated to Salton or Newtech, or manufactured by the Company, and the litigation is proceeding as to those matters. The parties have filed cross-motions for summary judgement. Trial is currently scheduled for June 1999.

      The Company is also a party to SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON, HARRY D. SCHULMAN AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-LENARD which was filed in the United States District Court, Southern District of Florida on October 8, 1998.

      This matter is a class action complaint, which is a consolidation of eight separate class action complaints with substantially similar allegations. The complaints were purportedly filed on behalf of those security holders of the Company who purchased such securities during a certain period in the second and third quarter of 1998, alleging violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of The Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The court is presently considering the appointment of lead counsel. The Company has filed a motion to dismiss, which has been stayed pending further order of the court. Because these matters are in their preliminary stages, management is unable at this time to determine what effect these lawsuits will have on the financial condition, results of operations or liquidity of the Company.

      By Order dated March 9, 1999, in addition to consolidating the above-referenced cases, the Court provisionally certified a class of plaintiffs who purchased Windmere stock between May 12, 1998 and September 22, 1998, provisionally certified Sherleigh Associates LLC and Sherleigh Associates, Inc. Profit Sharing Plan as lead plaintiff in this matter and is currently reviewing bids for lead counsel which bids are still under consideration by the Court.

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

      On March 25, 1999, the Company, pursuant to the terms of the applicable Shareholders' Agreement, offered to purchase the shares of Newtech not owned by it for a total of $1.0 million. The other shareholders of Newtech have until May 25, 1999 to accept the Company's offer or purchase the shares of Newtech owned by the Company for $1.0 million. On May 7, 1999, Newtech advised the Company that it is in default with its senior lenders. The Company and Newtech are currently in negotiations with the senior lenders to determine the appropriate course of action. The outcome of these negotiations and its impact on the Company's financial statements has not yet been determined. The Company has an investment in and receivables from Newtech aggregating approximately $22.0 million.

5.    BUSINESS SEGMENT INFORMATION

      Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments are included in the reconciliations to consolidated results.

      Segment information for the three month periods ended March 31, are as follows: (In Thousands)


                                                              HOUSEHOLD
                                               WINDMERE        PRODUCTS        DURABLE
                                                GROUP           GROUP       MANUFACTURING      TOTAL
                                              ---------       ---------     -------------    ---------
               1999
               Net Sales                      $  47,390       $  65,150       $  28,142      $ 140,682
               Intersegment net
                sales                                --              --          23,518         23,518
               Operating earnings
                (loss)                           (2,774)         (1,267)          2,728         (1,311)

               1998
               Net Sales                         45,890              --          24,724         70,614
               Intersegment net
                sales                                --              --          14,676         14,676
               Operating earnings
                (loss)                           (2,045)             --           1,799           (246)


Reconciliation to consolidated amounts:

                                                                     1999           1998
                                                                  ---------       ---------
               Revenues

                 Total revenues for reportable segments           $ 140,682       $  70,614
                 Other revenues (loss)                                1,689            (544)
                 Eliminations of intersegment revenues              (23,518)        (14,676)
                                                                  ---------       ---------
                   Total consolidated revenues                    $ 118,853       $  55,394
                                                                  =========       =========

               Operating earnings (loss)
                 Total earnings (loss) for
                  reportable segments                             $  (1,311)      $    (246)
                 Other earnings                                       1,353           2,283

                 Corporate headquarters expense                      (2,212)           (737)

                 Interest expense - net                              (5,916)           (488)

                 Equity in net earnings (loss) of
                  joint ventures                                       (519)            445
                                                                  ---------       ---------

                 Consolidated earnings (loss) before
                  income taxes                                    $  (8,605)      $   1,257
                                                                  =========       =========


6.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries of the Company's Senior Subordinated Notes ("Notes") (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume as if the guarantor subsidiaries were in place for all periods presented. The Company and subsidiary guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantors include the following: Windmere Corporation, Windmere Holdings

      Corporation, Windmere Holdings Corporation II, Jerdon Products, Inc., Fortune Products, Inc., Bay Books & Tapes, Inc., Windmere Innovative Pet Products, Inc., EDI Masters, Inc., Windmere Fan Products, Inc., Household Products, Inc., HP Delaware, Inc., HP Americas, Inc., HPG LLC, HP Intellectual Corp., WD Delaware, Inc. and WD Delaware II, Inc. The Notes contain certain covenants which, among other things, will restrict the ability of the Subsidiary Guarantors to make distributions to Windmere-Durable Holdings, Inc. The Company has not presented separate financial statements and other disclosures concerning the guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

                        Three Months Ended March 31, 1999

                                      Windmere Durable                     Non
                                       Holdings, Inc.   Guarantors     Guarantors   Eliminations    Consolidated
                                      ----------------  ----------     ----------   ------------    ------------
Statement of Operations

Net Sales                                        0         91,517         50,854        (23,518)       118,853
Cost of goods sold                               0         68,821         40,163        (23,831)        85,153
                                          --------       --------       --------       --------       --------
  Gross Profit                                   0         22,696         10,691            313         33,700
Operating Expenses                            (176)        29,856          6,100             90         35,870
                                          --------       --------       --------       --------       --------
  Operating Profit (Loss)                      176         (7,160)         4,591            223         (2,170)
Other (income) expense, net                  5,986            248           (318)             0          5,916
                                          --------       --------       --------       --------       --------
  Earnings (loss) before income
  taxes and equity in earnings
  (loss) of joint ventures                  (5,810)        (7,408)         4,909            223         (8,086)
Provision (Benefit) for
 income taxes                                    0          1,692             60         (3,828)        (2,076)
Equity in net earnings (loss)
 of joint ventures                             393           (912)             0              0           (519)
                                          --------       --------       --------       --------       --------
Net earnings (loss)                         (5,417)       (10,012)         4,849          4,051         (6,529)
                                          ========       ========       ========       ========       ========

Balance Sheet

Cash                                            10         (1,100)        14,884              0         13,794
Accounts and other receivables                   0         75,919         47,005          4,180        127,104
Receivables from affiliates                  1,744          4,207          1,357         (3,038)         4,270
Inventories                                      0         89,570         63,754          1,949        155,273
Other current assets                             0         25,914          4,596         17,830         48,340
                                          --------       --------       --------       --------       --------
  Total current assets                       1,754        194,510        131,596         20,921        348,781

Investments in
 joint ventures                            426,306         22,252         70,500       (503,876)        15,182
Property, plant and
 equipment, net                                  0         12,587         63,835              0         76,422
Other assets                                     0        601,226         20,280       (371,886)       249,620
                                          --------       --------       --------       --------       --------
  Total assets                             428,060        830,575        286,211       (854,841)       690,005
                                          ========       ========       ========       ========       ========




                                     Windmere Durable                  Non
                                       Holdings, Inc. Guarantors    Guarantors   Eliminations  Consolidated
                                     ---------------- ----------    ----------   ------------  ------------
LIABILITIES:
Accounts payable and
 accrued expenses                                3         74,393         36,872        (17,077)        94,191
Current maturities
 of long term debt                           7,842              0              0              0          7,842
Deferred income, current
  Portion                                        0            637              0              0            637
Income taxes payable                             0            394            900         (1,294)             0
                                          --------       --------       --------       --------       --------
   Total current
     liabilities                             7,845         75,424         37,772        (18,371)       102,670

Long term debt                             256,280        370,918              0       (370,918)       256,280

Deferred income, less
 current portion                                 0         17,943              0        (16,479)         1,464
Deferred income taxes                            0         16,253          2,984         (7,106)        12,131
                                          --------       --------       --------       --------       --------
   Total liabilities                       264,125        480,538         40,756       (412,874)       372,545

Shareholders' equity                       163,935        350,037        245,455       (441,967)       317,460
                                          --------       --------       --------       --------       --------

  Total liabilities
   and shareholders'
   equity                                  428,060        830,575        286,211       (854,841)       690,005
                                          ========       ========       ========       ========       ========

Cash Flow Information

Net cash provided by (used
 in) operating activities                   (5,414)       116,007        (43,382)       (53,498)        13,713
Net cash provided by (used
 in) investing activities                   10,279        (20,548)         5,305          1,537         (3,427)
Net cash provided by
 (used in) financing
 activities                                 (4,855)       (99,642)        35,681         51,961        (16,855)

Effect of exchange rate                          0              0            (52)             0            (52)
Cash at beginning                                0          3,083         17,332              0         20,415
Cash at end                                     10         (1,100)        14,884              0         13,794




                        Three Months Ended March 31, 1998


                                     Windmere Durable                  Non
                                       Holdings, Inc. Guarantors    Guarantors   Eliminations  Consolidated
                                     ---------------- ----------    ----------   ------------  ------------
Statement of Operations

Net Sales                                       0        44,507        25,563      (14,676)       55,394
Cost of goods sold                              0        35,037        22,450      (14,976)       42,511
                                          -------       -------       -------      -------       -------
  Gross profit                                  0         9,470         3,113          300        12,883
Operating expenses                           (154)       10,375         1,395           90        11,706
                                          -------       -------       -------      -------       -------
  Operating profit (Loss)                     154          (905)        1,718          210         1,177



                                     Windmere Durable                  Non
                                       Holdings, Inc. Guarantors    Guarantors   Eliminations  Consolidated
                                     ---------------- ----------    ----------   ------------  ------------

0ther (income) expense,
  net                                          107           358           (460)           360            365
                                          --------      --------       --------       --------       --------
Earnings (loss) before income
 taxes and equity in earnings
 (loss) of joint ventures                       47        (1,263)         2,178           (150)           812
Provision (Benefit) for
 income taxes                                    0            43             94            (16)           121
Equity in net earnings (loss)
 of joint ventures                             122           323              0              0            445
                                          --------      --------       --------       --------       --------

Net earnings (loss)                            169          (983)         2,084           (134)         1,136
                                          ========      ========       ========       ========       ========

Balance Sheet

Cash                                             0        (1,593)         4,084              0          2,491
Accounts and other receivables                   0        27,955          9,709            842         38,506
Receivables from affiliates                    793        (7,305)        24,112           (297)        17,303
Inventories                                      0        54,458         45,672           (361)        99,769
Other current assets                             0        15,589          1,324         (4,657)        12,256
                                          --------      --------       --------       --------       --------
   Total current assets                        793        89,104         84,901         (4,473)       170,325

Investment in joint
 ventures                                   80,701        51,021         46,200       (134,223)        43,699
Property, plant and
 equipment, net                                  0         7,429         30,580              0         38,009
Other assets                                     0         4,632         20,137         (3,131)        21,638
                                          --------      --------       --------       --------       --------
   Total assets                             81,494       152,186        181,818       (141,827)       273,671
                                          ========      ========       ========       ========       ========

Notes and acceptances payable                    0        50,350          6,452        (11,350)        45,452
Accounts payable and
 accrued expenses                               45         4,635         12,051           (622)        16,109
Current maturities of
 long term debt                                  0         3,365              0              0          3,365
Income taxes payable and
 other current liabilities                       0           948           (134)          (649)           165
                                          --------      --------       --------       --------       --------
 Total current liabilities                      45        59,298         18,369        (12,621)        65,091
Long term debt                              10,848         5,018              0              0         15,866
Deferred income                                  0           125              0            906          1,031
Deferred income taxes                            0          (186)         2,154         (1,968)             0
                                          --------      --------       --------       --------       --------
  Total liabilities                         10,893        64,255         20,523        (13,683)        81,988

Shareholders' equity                        70,601        87,931        161,295       (128,144)       191,683
                                          --------      --------       --------       --------       --------
Total liabilities
    and shareholders
    equity                                  81,494       152,186        181,818       (141,827)       273,671
                                          ========      ========       ========       ========       ========

Net cash used in operating activities            0          (522)        (1,997)             0         (2,519)

Net cash used in investing activities            0        (2,399)        (2,357)             0         (4,756)

Net cash provided by financing activities        0         1,329            191              0          1,520

Effect of exchange rate                          0             0             22              0             22

Cash at beginning                                0             0          8,224              0          8,224

Cash at end                                      0        (1,592)         4,083              0          2,491




7.    Related Party Transactions

      On April 14, 1999, the Company sold 210,000 shares of authorized, but unissued Common Stock at the fair market value of $7.125 per share to its Chief Executive Officer in exchange for a promissory note. The note is on a full recourse basis, with a maturity of three years from the date of purchase and bears interest at LIBOR plus 2.75%. The transaction requires a waiver of certain provisions under the Company's Senior Credit Agreement. In the event such waiver is not obtained, the sale of the shares will be rescinded.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as "anticipate," "projects," "management believes," "the Company believes," "intends," "expects," and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of the Company may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company disclaims any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Results of Operations

The operating results of the Company expressed as a percentage of sales and other revenues are set forth below:

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                  1999         1998
                                              -----------   ------------
Net Sales                                         100.0%       100.0%
Cost of goods sold                                 71.6         76.7
                                                -------      -------
Gross Profit                                       28.4         23.3
Selling, general and
 administrative expenses                           30.2         21.1
Other (income) expense - net                        5.0           .7
Earnings (loss) before income taxes
 and equity in earnings (loss) of
 joint ventures                                     (.4)          .8
                                                -------      -------
Earnings (loss) before taxes                       (7.2)         2.3

Provision (benefit) for income taxes               (1.7)          .2
                                                -------      -------
Net earnings (loss)                                (5.5)%        2.1%
                                                =======      =======

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Sales and other revenues

Sales and other revenues ("Revenues") for the Company increased by $63.5 million to $118.9 million, an increase of 115% over Revenues for the first quarter of 1998. The increase is primarily the result of its June 26, 1998 acquisition of the Black & Decker Household Products Group (HPG) which contributed $65.2 million in distribution sales. Sales to Walmart accounted for 18% of total sales for the 1999 period. In the 1998 period, sales to a national retail beauty supply chain accounted for 10.2% of total sales.

Fees earned by the Company under marketing arrangements with its joint ventures totaled $300,000 for the 1999 period as compared to $655,000 for 1998 and are classified as Revenues.

Gross Profit Margin

The Company's gross profit margin increased to 28.4% of Revenues from 23.3% in the 1998 period. The increase is attributable primarily to the June 26, 1998 acquisition. Partially offsetting the increase is approximately $760,000 in unabsorbed overhead from the Asheboro facility, which is scheduled to be closed in the second quarter of 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Company increased by $24.2 million in the first quarter of 1999. As a percentage of sales, costs increased to 30.2% from 20.1% in the 1998 period. The increase is primarily due to the June 26, 1998 acquisition of HPG.

Equity in Net Earnings of Joint Ventures

The Company's equity in net earnings of joint ventures decreased to a loss of $519,000 in the 1999 first quarter as compared to income of $445,000 in the 1998 period. The decrease is primarily the result of the July 1998 sale of the Company's equity interest in Salton as well as weaker performance by Newtech.

Interest Expense

Interest expense increased to $6.2 million in 1999 from $1.1 million in 1998. The change is the result of amounts borrowed in conjunction with the acquisition of the Black & Decker Household Products Group.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

EARNINGS PER SHARE

In 1997, the Company adopted Financial Accounting Standards No. 128 (SFAS) 128), "Earnings Per Share." Basic shares for the three month periods ended March 31, 1999 and 1998 were 22,090,966 and 18,413,731, respectively.

Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,779,910 for the three month period ended March 31, 1998. All common stock equivalents have been excluded from the per share calculation for the 1999 period, as the Company incurred a net loss and their inclusion would have been anti-dilutive. The increase in the number of basic shares is primarily due to the July 1998 public offering of 3,041,000 shares of the Company's common stock.

Windmere Group

Windmere Group sales decreased by $1.5 million to $47.4 million in the first quarter of 1999. The decrease in Windmere Group sales is attributable to weakness in personal care and seasonal product sales partially offset by growth in LitterMaid sales. LitterMaid distribution sales increased by $3.5 million or 137% over 1998 sales.

Selling, general and administrative expenses for the Windmere Group increased by approximately $700,000 to 22.4% of segment sales from 21.6% in the 1998 period. Group expenses for 1998 represented 8.9% of total Company sales as compared to 17.9% in the 1998 period. Contributing significantly to the increase were costs directly associated with the increase in sales volume such as commissions and approximately $500,000 related to the write-off of product design costs in conjunction with a change in accounting regulations.

Household Products Group

Selling, general and administrative expenses for the Household Products Group totaled $22.1 million or 34.0% of segment sales and 18.6% of total Company sales. Included in selling, general and administrative expenses was approximately $4.5 million in costs under contracts where Black & Decker is providing services to the Company. These services were to be provided during a transition period during which the Company would be putting in place its own personnel and systems. Now and until the contracts are completed, which is scheduled for the end of the 1999 second quarter, there will be some duplication of operating costs. Also included is approximately $3.5 million in amortization of intangibles recorded in conjunction with the acquisition.

Durable Manufacturing

Sales at the Company's China based manufacturing subsidiary increased by $3.4 million or 13.8% to $28.1 million in the 1999 period.

Operating earnings for Durable Manufacturing increased by $900,000 to $2.7 million in the 1999 first quarter. Better absorption of fixed overhead as a result of increased sales volume in addition to increased productivity, contributed to the improved results.

Liquidity and Capital Resources

At March 31, 1999, the Company's working capital was $246.1 million, as compared to $105.2 million at March 31, 1998. At March 31, 1999 and 1998, the Company's current ratio was 3.4 to 1 and 2.6 to 1, respectively, and its quick ratio was
1.7 to 1 and 1.1 to 1, respectively. The improvement in ratios is primarily the result of the acquisition.

Cash balances increased by approximately $6.6 million for the first quarter ended March 31, 1999. The net cash provided by operating activities is primarily the result of the increased growth in sales resulting from the June 26, 1998 acquisition of HPG and the resultant cash collections in the period.

Cash used in investing activities totaled approximately $3.4 million for the period and is primarily the result of $4.7 million in capital expenditures at the Company's manufacturing facilities.

Funds used in financing activities totaled approximately $16.9 million in the period. Funds generated in operations were used to repay borrowings under the Company's credit facilities including a $4.0 million prepayment of the Company's Senior Secured Term debt.

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

Certain of the Company's foreign subsidiaries have approximately $26.0 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property, as well as a Company guarantee. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company's primary sources of liquidity are its cash flow from operations and borrowings under the Senior Secured Credit Facilities. The Company is currently borrowing $133.2 million under the term loan portion of its Senior Secured Credit Facilities. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by the Company of up to $110.0 million through December 31, 1999 and $160.0 million thereafter and through the remainder of the term of the loan. As of May 10, 1999, the Company is not borrowing under the Senior Secured Revolving Credit Facility and has approximately $117.8 million available for future borrowings, under all its credit facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

The Company's aggregate capital expenditures for the quarter ended March 31, 1999 were $4.7 million. The Company anticipates that the total capital expenditures for 1999 will be approximately $25.0 million, which includes the cost of new tooling. The Company plans to fund those capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

At March 31, 1999, debt as a percent of total capitalization was 45 percent.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond the Company's control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit and other facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the indebtedness on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Secured Credit Facilities in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

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

As of March 31, 1999, the Company had purchased interest rate swaps on $70 million notional principal amount with a market value of approximately ($600,000). The market value represents the amount the Company would have to pay to exit the contracts at March 31, 1999. The Company does not intend to exit such contracts at this time.

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

YEAR 2000 ISSUES

The Company uses a significant number of computer software programs and operating systems across its entire organization, including applications used in financial business systems, manufacturing and administrative functions. A complete evaluation has been performed to identify whether any of the Company's software applications contain source code that is unable to interpret the upcoming year 2000 and beyond. The appropriate modifications have been made and the Company now believes that its critical systems are

Year 2000 compliant. The Company has received communications from its major suppliers and trading partners, some of who have filed reports with the Securities and Exchange Commission, and believes that they are also Year 2000 Compliant. The cost of implementing required system changes is not material to the Company's consolidated financial statements. No assurance can be given, however, that all of the Company's systems, the systems of acquired businesses and those of significant customers and suppliers will not experience Year 2000 compliance difficulties. Difficulties that arise may result in unfavorable business consequences including disruption in product shipments, delays in receipt of materials, delay in customer receipts and payments to suppliers.

LEGAL PROCEEDINGS

The Company, Salton, Newtech, White Consolidated Industries, Inc. ("White Consolidated"), and certain other parties have been named as defendants in litigation filed by Westinghouse Electric Corporation ("Westinghouse") in the United Stated District Court for the Western District in Pennsylvania on December 18, 1996. The action arises from a dispute between Westinghouse and White Consolidated over rights to use the "Westinghouse" trademark for consumer products, based on transactions between Westinghouse and White Consolidated in the 1970's and the parties subsequent conduct. Prior to the filing of Westinghouse's complaint against the Company, White Consolidated, on November 14, 1996, filed a complaint in the United States District Court for the Northern District of Ohio against Westinghouse and another corporation for trademark infringement, dilution, false designation or origin and false advertisement, seeking both injunctive relief and damages. It was subsequently determined that the entire dispute will be heard in the United States District Court for the Western District of Pennsylvania. The action by Westinghouse seeks, among other things, an injunction enjoining the defendants from using the trademark, unspecified damages and attorney's fees. Pursuant to the Indemnification Agreement dated January 23, 1997 by and among White Consolidated, Kmart Corporation, and the Company, White Consolidated is defending and indemnifying the Company for all costs and expenses for claims, damages, and losses, including the costs of litigation. Pursuant to the license agreements with White Consolidated, White Consolidated is defending and indemnifying Salton and Newtech for all costs and expenses for claims, damages, and losses, including the costs of litigation. White Consolidated and Westinghouse reached a partial settlement in late April 1999 under which, among other things, White Consolidated will withdraw its claims against Westinghouse. The partial settlement does not resolve the dispute insofar as it relates to the products licensed by White Consolidated to Salton or Newtech, or manufactured by the Company, and the litigation is proceeding as to those matters. The parties have filed cross-motions for summary judgement. Trial is currently scheduled for June 1999.

The Company is also a party to SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON, HARRY
D. SCHULMAN AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-LENARD which was filed in the United States District Court, Southern District of Florida on October 8, 1998.

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

By Order dated March 9, 1999, in addition to consolidating the above-referenced cases, the Court provisionally certified a class of plaintiffs who purchased Windmere stock between May 12, 1998 and September 22, 1998, provisionally certified Sherleigh Associates LLC and Sherleigh Associates, Inc. Profit Sharing Plan as lead plaintiff in this matter and is currently reviewing bids for lead counsel which bids are still under consideration by the Court.

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

On March 25, 1999, the Company, pursuant to the terms of the applicable Shareholders' Agreement, offered to purchase the shares of Newtech not owned by it for a total of $1.0 million. The other shareholders of Newtech have until May 25, 1999 to accept the Company's offer or purchase the shares of Newtech owned by the Company for $1.0 million. On May 7, 1999, Newtech advised the Company that it is in default with its senior lenders. The Company and Newtech are currently in negotiations with the senior lenders to determine the appropriate course of action. The outcome of these negotiations and its impact on the Company's financial statements has not yet been determined. The Company has an investment in and receivables from Newtech aggregating approximately $22,000,000.

MANUFACTURING OPERATIONS

The Company's products are manufactured primarily at the Company's facilities in the PRC, Mexico and the United States. In October 1998, the Company announced its intention to close the Asheboro, North Carolina plant. The Company has ceased manufacturing at the Asheboro facility as of March 31, 1999 and is scheduled to completely exit the facility by June 30, 1999. Prior to the HPG acquisition, the majority of the Company's products were manufactured by Durable, its wholly-owned Hong Kong subsidiary operating in Bao An County, Guangdong Province of the People's Republic of China, which is approximately 60 miles northwest of Central, Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. The supply and cost of products, as well as finished products, can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic and Mexico.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward and option contracts. As of March 31, 1999, the notional value of such derivatives was approximately $26 million, with no significant unrealized gain or loss. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         None.

 (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WINDMERE-DURABLE HOLDINGS, INC.
                                 (Registrant)



May 14, 1999                     By: /s/ Harry D. Schulman
                                     ----------------------------------
                                     Harry D. Schulman
                                     Chief Financial Officer
                                     (Duly authorized to sign on
                                     behalf of the Registrant)



May 14, 1999                     By: /s/ Terry L. Polistina
                                     ----------------------------------
                                     Terry L. Polistina
                                     Senior Vice President - Finance
                                     (Duly authorized to sign on
                                     behalf of the Registrant)