Form 10-Q
period 1999-06-30
WINDMERE DURABLE HOLDINGS INC
filed 1999-08-16
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended June 30, 1999


                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ____________ to ____________

                         Commission File Number 1-10177

                        WINDMERE-DURABLE HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                                        59-1028301
 -------------------------------                        ----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification Number)

   5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                   33014
   --------------------------------------------                 ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                NUMBER OF SHARES OUTSTANDING
              CLASS                                  On August 12, 1999
  -----------------------------                 ----------------------------
  Common Stock, $.10 Par Value                          22,479,716

                        WINDMERE-DURABLE HOLDINGS, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION

        ITEM 1.    Consolidated Statements of Operations for the
                       Three Months Ended June 30, 1999 and 1998             3

                   Consolidated Statements of Operations for the
                       Six Months Ended June 30, 1999 and 1998               4

                   Consolidated Balance Sheets as of
                       June 30, 1999, and December 31, 1998                 5-6

                   Consolidated Statements of Cash Flows
                       for the Six Months Ended June 30, 1999
                       and 1998                                              7

                   Notes to Consolidated Financial Statements              8-14

        ITEM 2. Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      15-21

        ITEM 3.  Quantitative and Qualitative Disclosures About Market
                       Risk                                                 22

PART II. OTHER INFORMATION

        ITEM 1.  Legal Proceedings                                          23

        ITEM 4.  Submission of Matters to a Vote of Security Holders        23

        ITEM 6.  Exhibits and Reports on Form 8-K                           23

SIGNATURES                                                                  24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        WINDMERE-DURABLE HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (IN THOUSANDS EXCEPT PER SHARE INFORMATION)



                                                     Three Months Ended June 30,
                                    -------------------------------------------------------------
                                               1999                               1998
                                    ---------------------------       ---------------------------
Sales and Other Revenues            $149,168             100.0%        $ 62,568            100.0%
Cost of Goods Sold                   106,203              71.2           54,218             86.7
                                    --------           -------         --------            -----
  Gross Profit                        42,965              28.8            8,350             13.3

Selling, General and
 Administrative Expenses              40,284              27.0           12,826             20.5
 Repositioning charge                     --                --            9,914             15.8
                                    --------           -------         --------            -----
  Operating Profit (Loss)              2,681               1.8          (14,390)           (23.0)

Other (Income) Expense
 Interest Expense                      6,531               4.4            1,426              2.3
 Interest and Other Income              (735)              (.5)          (1,517)            (2.4)
                                    --------           -------         ---------           -----
                                       5,796               3.9              (91)             (.1)
Earnings (Loss) before Equity
 in Net Earnings (Loss) of Joint
 Ventures and Income Taxes            (3,115)             (2.1)         (14,299)           (22.9)
Equity in Net Earnings (Loss)
 of Joint Ventures                   (12,374)             (8.3)             751              1.2
                                    ---------          --------        --------            -----
Earnings (Loss) Before
 Income Taxes                        (15,489)            (10.4)         (13,548)           (21.7)
Provision (Benefit) for
 Income Taxes                         (4,924)             (3.3)          (5,684)            (9.1)
                                    --------           -------         ---------           ------
Net Earnings (Loss)                 $(10,565)             (7.1)%       $ (7,864)           (12.6)%
                                    =========          =======         =========           ======
Earnings Per Share -  basic         $   (.47)                          $   (.42)
                                    =========                           ========

Earnings Per Share - diluted        $   (.47)                          $   (.42)
                                    =========                          =========




The accompanying notes are an integral part of these statements.

                        WINDMERE-DURABLE HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (IN THOUSANDS EXCEPT PER SHARE INFORMATION)



                                                      Six Months Ended June 30,
                                    -------------------------------------------------------------
                                               1999                               1998
                                    ---------------------------        --------------------------
Sales and Other Revenues            $268,021             100.0%        $117,962            100.0%
Cost of Goods Sold                   191,356              71.4           96,729             82.0
                                    --------           -------         --------            -----
  Gross Profit                        76,665              28.6           21,233             18.0

Selling, General and
 Administrative Expenses              76,154              28.4           24,532             20.8
 Repositioning charge                     --                --            9,914              8.4
                                    --------           -------         --------            -----
  Operating Profit (Loss)                511                .2          (13,213)           (11.2)

Other (Income) Expense
 Interest Expense                     12,736               4.8            2,471              2.1
 Interest and Other Income            (1,024)              (.4)          (2,198)            (1.9)
                                    --------           -------         ---------           -----
                                      11,712               4.4              273               .2
Earnings (Loss) before Equity
 in Net Earnings (Loss) of Joint
 Ventures and Income Taxes           (11,201)             (4.2)         (13,486)           (11.4)
Equity in Net Earnings (Loss)
 of Joint Ventures                   (12,894)             (4.8)           1,196              1.0
                                    -------- -         --------        --------            -----
Earnings (Loss) Before
 Income Taxes                        (24,095)             (9.0)         (12,290)           (10.4)
Provision (Benefit) for
 Income Taxes                         (7,000)             (2.6)          (5,563)            (4.7)
                                    --------           -------         ---------           ------
Net Earnings (Loss)                 $(17,095)             (6.4)%       $ (6,727)            (5.7)%
                                    =========          =======         =========           ======
Earnings (Loss) Per Share -
 basic                              $   (.77)                          $   (.36)
                                    =========                          ========
Earnings (Loss) Per Share -
 dilutive                           $   (.77)                          $   (.36)
                                    =========                          =========
Dividends Per Common Share          $   (.00)                          $   (.00)
                                    =========                          =========







The accompanying notes are an integral part of these statements.

                        WINDMERE-DURABLE HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           6/30/99   12/31/98
                                                         ---------   --------
ASSETS

CURRENT ASSETS

Cash & Cash Equivalents                                  $   6,828  $  20,415

Accounts and Other Receivables,
  less allowances of $9,014 and
  $7,367, respectively                                     153,892    165,837
Receivables from Affiliates (Note 2)                         3,806      5,589
Inventories
 Raw Materials                                               9,604     12,648
 Work-in-process                                            22,578     28,727
 Finished Goods                                            132,583    124,090
                                                         ---------  ---------
  Total Inventories                                        164,765    165,465

Prepaid Expenses                                            11,446     16,709

Refundable Income Taxes                                      6,294      6,555

Future Income Tax Benefits                                  24,170     18,277
                                                         ---------  ---------

  Total Current Assets                                     371,201    398,847

INVESTMENTS IN JOINT VENTURES
 (NOTE 2)                                                    2,688     15,708

PROPERTY, PLANT & EQUIPMENT -
 AT COST, less accumulated
 depreciation of $64,462 and
 $59,524, respectively                                      78,202     76,077
Notes Receivable from Affiliate                                         7,891
OTHER ASSETS                                               255,302    244,214
                                                         ---------  ---------

TOTAL ASSETS                                             $ 707,393  $ 742,737
                                                         =========  =========

                        WINDMERE-DURABLE HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)




                                                         6/30/99    12/31/98
                                                         -------    --------
LIABILITIES
CURRENT LIABILITIES

Note and acceptances payable                             $   2,778        --

Current Maturities of Long-Term
 Debt                                                        7,955  $   8,630
Accounts Payable and
 Accrued Expenses                                          105,135    119,611
Income taxes payable                                            --      2,693
Deferred Income, current portion                               689        479
                                                         ---------  ---------
  Total Current Liabilities                                116,557    131,413

LONG-TERM DEBT                                             273,563    272,370

DEFERRED INCOME TAXES                                        9,049     12,132

DEFERRED INCOME, less current
 Portion                                                     1,080      2,804

SHAREHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
 Authorized 40,000,000 shares of
 $.01 par value; none issued

Common Stock - authorized
 40,000,000 shares of $.10 par
 value; shares outstanding:
 22,352 and 22,091,
 respectively                                                2,235      2,209
Paid-in Capital                                            146,976    145,161
Retained Earnings                                          160,744    177,839
Accumulated Other Comprehensive Income                      (1,315)    (1,191)
Note receivable from affiliate                              (1,496)        --
                                                         ---------  ---------
 Total Shareholders' Equity                                307,144    324,018
                                                         ---------  ---------
TOTAL LIABILITIES &
 SHAREHOLDERS' EQUITY                                    $ 707,393  $ 742,737
                                                         =========  =========



The accompanying notes are an integral part of these statements.

                        WINDMERE-DURABLE HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           Six Months Ended June 30,
                                                                         ----------------------------
                                                                           1999               1998
                                                                         --------           ---------
Cash flows from operating activities:

 Net earnings (Loss)                                                     $(17,095)          $ (6,727)

 Adjustments to reconcile net earnings (loss)
   to net cash used in operating activities:
   Depreciation of property, plant and equipment                            8,510              3,863
   Amortization of intangible assets                                        8,400                496
   Amortization of deferred income                                             --               (248)
   Repositioning charge                                                        --             17,600
   Loss on disposal of fixed assets                                         2,147                609
   Writedown of investment in joint venture                                12,574                 --
   Net change in allowance for losses
     on accounts receivable                                                 1,647                146
   Equity in net earnings (loss) of joint ventures                            446             (1,705)
   Changes in assets and liabilities
    Decrease in accounts and other receivables                             16,380              2,608
    Decrease in inventories                                                10,306              4,236
    Decrease (increase) in prepaid expenses                                 5,263             (5,613)
    Decrease (increase) in other assets                                     6,010            (29,897)
    Increase (decrease) in accounts payable
      and accrued expenses                                                (32,712)             5,022
    Current and deferred income taxes                                     (11,408)             1,394
    Decrease in deferred income                                            (1,513)                --
    Decrease in other accounts                                               (124)              (275)
                                                                         ---------          ---------
         Net cash provided by (used in)
            operating activities                                            8,831             (8,491)

 Cash flows from investing activities:
    Additions to property, plant and equipment - net                      (12,782)            (7,499)
    Purchase of net assets - Household Products Group                          --           (319,626)
    Purchase of net assets from Newtech                                   (15,059)                --
    Decrease (increase) in receivable accounts
      and notes from affiliates                                             1,782             (6,092)
                                                                         --------           --------
       Net cash used in investing activities                              (26,059)          (333,217)

Cash flows from financing activities:
  Net borrowings under lines of credit                                   $  2,778          $ (28,235)
  Long-term debt - net                                                        518            373,593
 Exercise of stock options and warrants                                       345              2,650
  Payment of withholding tax on
   Stock option exercises                                                      --             (2,346)
                                                                         --------           --------
  Net cash provided by
    financing activities                                                    3,641            345,662
                                                                         --------           --------
    Increase (decrease) in cash
      and cash equivalents                                                (13,587)             3,954

Cash and cash equivalents at
  beginning of year                                                        20,415              8,224
                                                                         --------           --------

Cash and cash equivalents at end of quarter                              $  6,828           $ 12,178
                                                                         ========           ========


                       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

   Interest                                                              $ 14,035          $   2,997
   Income taxes                                                          $  4,231          $       3

Non-cash investing and financing activities:

         In April 1999, the Company sold 210,000 shares of common stock to its Chief Executive Officer in exchange for a promissory note totaling
         $1,496,250.


The accompanying notes are an integral part of these statements.

                        WINDMERE-DURABLE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ACCOUNTING POLICIES

         INTERIM REPORTING

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. Outstanding at June 30, 1999 and 1998 are $38,000,000 and $25,000,000, respectively, in contracts to purchase Hong Kong dollars, forward. Also outstanding are option contracts to sell and buy $9,000,000 in Canadian dollars, forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of six months or less.

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

         As of June 30, 1999, the Company had purchased swaps on $130,000,000 notional principal amount with a market value of approximately ($280,000). The market value represents the amount the Company would have to pay to exit the contracts at June 30, 1999. The Company does not intend to exit such contracts at this time.

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

         In June 1999, the Company entered into a definitive asset purchase agreement to purchase substantially all of Newtech's assets, including inventory, accounts receivable, certain trademarks and other intangibles, as well as the assumption of certain liabilities relating to the business. Net assets acquired totaled approximately $15,000,000.

         Under the terms of the agreement, the Company acquired the exclusive right and license to use the White-Westinghouse Trademark in North America for the design, manufacture, and sale of certain consumer electronic products and has been assigned Newtech's rights under the long-term supply contracts with the Kmart Corporation in the United States and Zellers in Canada. According to the terms of the contracts, the Company will supply Kmart and Zellers consumer electronics under the White-Westinghouse brand. The remaining term under the Kmart contract can be extended up to 2011 upon mutual consent. The recently signed Zellers contract expires in 2004. In conjunction with the acquisition, the Company wrote down its remaining investment in Newtech resulting in a one-time non-cash charge of $12,574,400 ($8,300,000 after tax). The charge has been recorded as equity in net loss of joint ventures in the Company's Statement of Operations.

         Notes receivable from Affiliates at June 30, 1999 includes $15.0 million from the sale of the Company's equity interest in Salton. The $15.0 million note has been recorded net of related deferred income for anticipated future purchases by Salton from the Company.

         All sales made by joint ventures in the three month periods ended June 30, 1999 and 1998 were to entities other than members of the consolidated group. Sales made by the Company to Salton in the three month periods ended June 30, 1999 and 1998 totaled $7.9 million and $6.4 million, respectively. Fees earned under the White-Westinghouse, Kmart and Zellers agreements totaled $2.4 million and $2.7 million, respectively, in the quarter and six month periods ended June 30, 1999 as compared to $.9 million and $1.6 million, respectively, in the 1998 periods.

         Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results.

3.       SHAREHOLDERS' EQUITY

         EARNINGS PER SHARE

         In 1997, the Company adopted Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Basic shares for the three month periods ended June 30, 1999 and 1998 were 22,302,018 and 18,765,412, respectively.

         All common stock equivalents have been excluded from the per share calculation for the 1999 and 1998 periods, as the Company incurred a net loss in both periods and their inclusion would have been anti-dilutive.

4.       COMMITMENTS AND CONTINGENCIES

         In June 1999, a settlement was reached in the litigation between White Consolidated Industries, Inc. and CBS Corporation pending in the United States District Court for the Western District of Pennsylvania, Civil Action No. 96-2294 relating to the use of the "White Westinghouse" trademark for certain consumer products. The consummation of the settlement, which is subject to the satisfaction of certain conditions, is anticipated to be completed during the third quarter of this year. No payment will be required by the Company in connection with the settlement of the litigation. As part of the settlement, which also involves other parties to the litigation and other agreements between White Consolidated Industries and CBS Corporation, and which confirms CBS' rights to the "Westinghouse" trademark, all litigation against the Company will be dismissed and the license agreements between the Company and White Consolidated Industries will remain in force.

         The Company is also a defendant in SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON, HARRY D. SCHULMAN AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-LENARD which was filed in the United States District Court, Southern District of Florida on October 8, 1998.

         This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations. On June 30, 1999, a consolidated amended class action complaint was filed. The consolidated amended class action complaint was purportedly filed on behalf of those security holders of the Company who purchased such securities during a certain period in the second and third quarters of 1998, alleging violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the

         Household Products Group of the Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The Court has directed the Defendants to respond to the consolidated amended complaint on or before August 16, 1999.

         By Order dated March 9, 1999, in addition to consolidating the above-referenced cases, the Court provisionally certified the class of plaintiffs who purchased Windmere stock between May 12, 1998 and September 22, 1998, and provisionally certified Sherleigh Associates LLC and Sherleigh Associates, Inc. Profit Sharing Plan as lead plaintiff. By Order dated June 3, 1999, the Court, among other things, appointed lead counsel and directed the filing of a joint scheduling order. On June 23, 1999, the parties submitted a Joint Scheduling Report and a proposed scheduling order, which is still under consideration by the Court.

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

         Segment information for the three month periods ended June 30, are as follows: (In Thousands)


                                                               Household
                                                Windmere       Products           Durable
                1999                              Group          Group         Manufacturing       Total
                ----                            --------       ---------       -------------      -------
                Net Sales                        $47,534       $  78,042         $ 34,814       $ 160,390
                Intersegment net sales                --             --            17,262          17,262
                Operating earnings (loss)         (2,121)         (2,600)           7,591           2,870

                1998
                Net Sales                         46,469             --            35,003          81,472
                Intersegment net sales                --             --            19,768          19,768
                Operating earnings (loss)           (294)            --             6,395           6,101


         Reconciliation to consolidated amounts:


                                                                               1999          1998
                                                                             --------     -------
                Revenues

                  Total revenues for reportable segments                     $ 160,390    $  81,472
                  Other revenues                                                6,040           864
                  Eliminations of intersegment revenues                       (17,262)      (19,768)
                                                                             --------     ---------
                    Total consolidated revenues                              $ 149,168    $  62,568
                                                                             =========    =========




                Operating earnings (loss)
                     Total earnings (loss) for reportable
                             segments                                        $   2,870    $  6,101
                      Other earnings (loss)                                      2,777      (7,295)

                     Corporate headquarters expense                             (2,231)     (1,765)

                     Interest expense                                           (6,531)     (1,426)

                     Equity in net earnings (loss) of joint ventures           (12,374)        751

                     Repositioning charge
                                                                                    --      (9,914)
                                                                             ----------   --------

                     Consolidated earnings (loss) before income taxes        $ (15,489)   $(13,548)
                                                                             =========    ========



         Segment information for the six month periods ended June 30, are as follows: (In Thousands)



                                                               Household
                                                Windmere       Products           Durable
                1999                              Group          Group         Manufacturing       Total
                ----                            --------       ---------       -------------       -----

                Net Sales                        $94,925       $143,192          $ 62,956       $ 301,073
                Intersegment net sales                --             --            40,780          40,780
                Operating earnings (loss)         (4,895)        (3,866)           10,319           1,558

                1998
                Net Sales                         92,359             --            59,727         152,086
                Intersegment net sales                --             --            34,444          34,444
                Operating earnings (loss)         (2,369)            --             8,194           5,825


         Reconciliation to consolidated amounts:


                                                                               1999          1998
                                                                             --------     -------
                Revenues

                  Total revenues for reportable segments                     $ 301,073    $ 152,086
                  Other revenues                                                7,728           320
                  Eliminations of intersegment revenues                       (40,780)      (34,444)
                                                                             --------     ---------
                    Total consolidated revenues                              $ 268,021    $ 117,962
                                                                             =========    =========

                Operating earnings (loss)
                     Total earnings (loss) for reportable segments           $   1,558    $   5,825
                     Other earnings                                              4,420       (4,464)

                     Corporate headquarters expense                             (4,443)      (2,462)

                     Interest expense                                          (12,736)      (2,471)

                     Equity in net earnings (loss) of joint ventures           (12,894)       1,196

                     Repositioning charge                                           --       (9,914)
                                                                              --------    ---------
                     Consolidated earnings (loss) before income taxes         $(24,095)     (12,290)
                                                                              ========    =========

6.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries of the Company's Senior Subordinated Notes ("Notes") (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume as if the guarantor subsidiaries were in place for all periods presented. The Company and subsidiary guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantors include the following: Windmere Corporation, Windmere

         Holdings Corporation, Windmere Holdings Corporation II, Jerdon Products, Inc., Fortune Products, Inc., Bay Books & Tapes, Inc., Consumer Products Americas, Inc., Windmere Innovative Pet Products, Inc., EDI Masters, Inc., Windmere Fan Products, Inc., Household Products, Inc., HP Delaware, Inc., HP Americas, Inc., HPG LLC, HP Intellectual Corp., WD Delaware, Inc. and WD Delaware II, Inc. The Notes contain certain covenants which, among other things, will restrict the ability of the Subsidiary Guarantors to make distributions to Windmere-Durable Holdings, Inc. The Company has not presented separate financial statements and other disclosures concerning the guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.


                         Six Months Ended June 30, 1999


                                   Windmere Durable                Non
                                    Holdings, Inc.  Guarantors  Guarantors  Eliminations Consolidated
                                   ---------------- ----------  ----------  ------------ ------------
Statement of Operations

Net Sales                                  0         204,471     104,330       (40,780)    268,021
Cost of goods sold                         0         147,124      85,012       (40,780)    191,356
                                      ------         -------     -------      --------     -------
  Gross Profit                             0          57,347      19,318             0      76,665
Operating Expenses                      (347)         65,093      11,228           180      76,154
                                      ------         -------     -------      --------     -------
  Operating Profit (Loss)                347          (7,746)      8,090          (180)        511
Other (income) expense, net           12,024            (847)       (558)        1,093      11,712
                                      ------         -------     -------      --------     -------
  Earnings (loss) before
  income taxes and equity in
  earnings (loss) of joint
  ventures                           (11,677)         (6,899)      8,648        (1,273)    (11,201)
Provision (Benefit) for
 income taxes                              0          (2,803)      1,131        (5,328)     (7,000)
Equity in net earnings (loss)
 of joint ventures                       593         (13,487)          0             0     (12,894)
                                      ------         --------    -------      --------     --------
Net earnings (loss)                  (11,084)        (17,583)      7,517         4,055     (17,095)
                                     ========        ========    =======      ========     ========

Balance Sheet

Cash                                       9            (469)      7,288             0       6,828
Accounts and other receivables             0         105,411      48,481             0     153,892
Receivables from affiliates            9,437         (18,626)     12,993             2       3,806
Inventories                                0         101,195      65,068        (1,498)    164,765
Other current assets                       0          26,026       4,348        11,536      41,910
                                      ------         -------     -------      --------      ------
  Total current assets                 9,446         213,537     138,178        10,040     371,201

Investments in
 joint ventures                      426,376           9,254      70,542      (503,484)      2,688
Property, plant and
 equipment, net                            0          12,770      65,432             0      78,202
Other assets                           1,521         583,213      11,928      (341,360)    255,302
                                      ------         -------     -------      --------     -------
  Total assets                       437,343         818,744     286,080      (834,804)    707,393
                                     =======         =======     =======      ========     =======

LIABILITIES:
Notes payable                              0          11,350       2,778       (11,350)      2,778
Accounts payable and
 accrued expenses                          3          65,186      39,947            (1)    105,135
Current maturities
 of long term debt                     7,842               0         113             0       7,955
Deferred income, current
  portion                                  0             689           0             0         689
Income taxes payable                       0          (1,223)        948           275           0
                                      ------         --------    -------      ---------     ------
     Total current liabilities         7,845          76,002      43,786       (11,076)    116,557

Long term debt                       269,373         332,906       4,190      (332,906)    273,563

Deferred income, less
 current portion                           0             297           0           783       1,080
Deferred income taxes                      0          16,253       2,973       (10,177)      9,049
                                      ------         -------     -------      ---------    -------
   Total liabilities                 277,218         425,458      50,949      (353,376)    400,249

Shareholders' equity                 160,125         393,316     235,131      (481,428)    307,144
                                     -------         -------    --------      --------     -------

  Total liabilities
  and shareholders' equity           437,343         818,744     286,080      (834,804)    707,393
                                     =======         =======     =======      ========     =======

Cash Flow Information

Net cash provided by (used
 In) operating activities            (11,080)         56,201     (21,101)      (15,064)      8,955
Net cash provided by (used
 in) investing activities                995          15,825     (15,572)      (27,307)    (26,059)
Net cash provided by
 (used in) financing
 activities                           10,095         (75,578)     26,753        42,371       3,641

Effect of exchange rate                    0               0        (124)            0        (124)
Cash at beginning                          0           3,083      17,332             0      20,415
Cash at end                                9            (469)      7,288             0       6,828


                         Six Months Ended June 30, 1998

                                        Windmere Durable                           Non
                                         Holdings, Inc.       Guarantors       Guarantors      Eliminations     Consolidated
                                        ----------------      ----------       ----------      ------------     ------------
   Statement of Operations

   Net Sales                                        0           89,754           62,652           (34,444)        117,962
   Cost of goods sold                               0           78,716           52,757           (34,744)         96,729
                                           ----------           ------           ------          --------          ------
     Gross profit                                   0           11,038            9,895               300          21,233
   Operating expenses                            (313)          22,971            1,694               180          24,532
   Repositioning charge                             0           (9,914)               0                 0          (9,914)
                                           ----------           ------           ------          --------          ------
     Operating profit (Loss)                      313          (21,846)           8,201               120         (13,213)

   Other (income) expense,  net                   215            1,153           (1,813)              717             273
                                           ----------           ------           ------          --------          ------
   Earnings (loss) before income
    taxes and equity in earnings
    (loss) of joint ventures                       98          (23,000)          10,013              (597)        (13,486)
   Provision (Benefit) for
    Income taxes                                    0               48              156            (5,766)         (5,563)
   Equity in net earnings (loss)
    of joint ventures                             151            1,045                0                 0           1,196
                                           ----------           ------           ------          --------          ------
   Net earnings (loss)                            249          (22,003)           9,858             5,169          (6,727)
                                           ==========          ========          ======          ========          =======

   Balance Sheet

   Cash                                             0            3,529            8,649                 0          12,178
   Accounts and other receivables                   0           79,773            5,061              (622)         84,212
   Receivables from affiliates                  1,616          (16,821)          37,935            (1,652)         21,078
   Inventories                                      0          132,056           42,593               993         175,642
   Other current assets                             0           13,836            4,208            (2,647)         15,397
   Refundable income taxes                          0            2,475              191             1,465           4,131
                                           ----------           ------           ------          --------          ------
      Total current assets                      1,616          214,848           98,636            (2,462)        312,638

   Investment in joint
    ventures                                   80,731           52,028           59,477          (147,440)         44,796
   Property, plant and
    equipment, net                                  0           51,852           30,760                 0          82,612
   Notes receivable from affiliate                  0                0           19,455           (11,351)          8,104
   Other assets                                     0          224,754              585            11,872         237,211
                                           ----------          -------          -------          --------         -------
      Total assets                             82,347          543,482          208,913          (149,381)        685,361
                                           ==========          =======          =======          ========         =======

   Notes and acceptances payable                    0           16,350            9,747           (11,350)         14,747
   Accounts payable and
    accrued expenses                              218           76,734           15,428              (622)         91,758
   Current maturities of
    long term debt                                  0           44,293                0                 0          44,293
   Income taxes payable and
    other current liabilities                       0              733                1              (469)            265
                                           ----------           ------           -------         --------          ------
    Total current liabilities                     218          138,110           25,176           (12,441)        151,063
   Long term debt                              10,848          338,337                0                 0         349,185
   Deferred income                                  0              125                0               865             990
   Deferred income taxes                            0                0            2,147            (2,147)              0
                                           ----------          -------           ------          --------          ------
     Total liabilities                         11,066          476,572           27,323           (13,723)        501,238

   Shareholders' equity                        71,281           66,910          181,590          (135,658)        184,123
                                           ----------           ------          -------          ---------        -------
   Total liabilities
       and shareholders
       equity                                  82,347          543,482          208,913          (149,381)        685,361
                                           ==========          =======          =======          ========         =======

   Net cash used in operating
       activities                                   0          (24,352)          15,861                 0          (8,491)

   Net cash used in investing
       activities                                   0         (328,952)          (4,265)                0        (333,217)



   Net cash provided by financing
      activities                                    0          356,833           (9,794)                0         347,039

   Effect of exchange rate                          0                0           (1,377)                0          (1,377)

   Cash at beginning                                0                0            8,224                 0           8,224

   Cash at end                                      0            3,529            8,649                 0          12,178


7.       Related Party Transactions

         On April 14, 1999, the Company sold 210,000 shares of authorized Common Stock at the fair market value of $7.125 per share to its Chief Executive Officer in exchange for a promissory note. The note is on a full recourse basis, with a maturity of three years from the date of purchase and bears interest at LIBOR plus 2.75%.

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

Results of Operations

The operating results of the Company expressed as a percentage of sales and other revenues are set forth below:



                                                              SIX MONTHS ENDED JUNE 30,
                                                           -------------------------------
                                                           1999                      1998
                                                           -----                     -----
Net Sales                                                  100.0%                    100.0%
Cost of goods sold                                          71.4                      82.0
                                                           -----                     -----
Gross Profit                                                28.6                      18.0
Selling, general and
 administrative expenses                                    28.4                      20.8
Other (income) expense - net                                 4.4                       8.6
Equity in net earnings (loss) of joint ventures             (4.8)                      1.0
                                                            ----                       ---
Earnings (loss) before income taxes                         (9.0)                    (10.4)

Provision (benefit) for income taxes                        (2.6)                     (4.7)
                                                           -----                     -----
Net earnings (loss)                                         (6.4)%                    (5.7)%
                                                           =====                     =====-


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Sales and other revenues

Sales and other revenues ("Revenues") for the Company increased by $86.6 million to $149.2 million, an increase of 138% over Revenues for the second quarter of 1998. The increase is primarily the result of the June 26, 1998 acquisition of the Black & Decker Household Products Group (HPG) which contributed $78.0 million in distribution sales. Sales to Walmart accounted for 16% of total sales for the 1999 period. In the 1998 period, sales to Salton accounted for 16.7% of total sales.

Fees earned by the Company under the White-Westinghouse, Kmart and Zellers contracts totaled $2.4 million for the 1999 period as compared to $.9 million for 1998 and are classified as Revenues.

Gross Profit Margin

The Company's gross profit margin increased to 28.8% of Revenues from 25.6%, excluding a $7.7 million one-time repositioning charge included in cost of goods sold, in the 1998 period. The increase is attributable primarily to the June 26, 1998 acquisition, as well as increased productivity at the Company's China manufacturing plant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Company increased by $27.5 million to $40.3 million in the second quarter of 1999. As a percentage of sales, costs increased to 27.0% from 20.5% in the 1998 period. The increase is primarily due to the June 26, 1998 acquisition of HPG.

Equity in Net Earnings of Joint Ventures

The Company's equity in net earnings of joint ventures decreased to a loss of $12.4 million in the 1999 second quarter as compared to income of $751,000 in the 1998 period. The decrease is primarily the result of a one-time non cash charge of $12.6 million ($8.3 million after tax) to write down the Company's remaining investment in Newtech in conjunction with the June 1999 purchase of Newtech's assets. Also contributing to the change is the July 1998 sale of the Company's equity interest in Salton.

Interest Expense

Interest expense increased to $6.5 million in 1999 from $1.4 million in 1998. The change is the result of amounts borrowed in conjunction with the acquisition of HPG.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

Earnings Per Share

In 1997, the Company adopted Financial Accounting Standards No. 128 (SFAS)
128), "Earnings Per Share." Basic shares for the three month periods ended June 30, 1999 and 1998 were 22,302,018 and 18,765,412, respectively.

All common stock equivalents have been excluded from the per share calculation for the 1999 and 1998 periods, as the Company incurred a net loss in both periods and their inclusion would have been anti-dilutive. The increase in the number of basic shares is primarily due to the July 1998 public offering of 3,041,000 shares of the Company's common stock.

Windmere Group

Windmere Group sales increased by $1.0 million to $47.5 million in the second quarter of 1999. The increase in Windmere Group sales is attributable to weakness in personal care partially offset by growth in LitterMaid and seasonal product sales. LitterMaid distribution sales increased by $2.1 million or 49.7% over 1998 sales.

Selling, general and administrative expenses for the Windmere Group increased by approximately $2.1 million to 25.1% of segment sales from 21.2% in the 1998 period. Group expenses for 1999 represented 8.0% of total Company sales as compared to 15.7% in the 1998 period. Contributing significantly to the increase were costs directly associated with the increase in sales volume such as LitterMaid royalties and $1.0 million in advertising related expenditures.

Household Products Group

Selling, general and administrative expenses for the Household Products Group totaled $24.9 million or 31.9% of segment sales and 16.7% of total Company sales. Included in selling, general and administrative expenses was approximately $1.8 million in costs under contracts where Black & Decker was providing services to the Company during the transition period while the Company was putting in place its own personnel and systems and $.8 million in costs to run back office operations at the Company's Shelton, CT. location. All significant service contracts with Black & Decker have been exited as of May 31, 1999 and all back office operations have been relocated to the Company's Miami headquarters as of June 30, 1999. Also included is approximately $3.3 million in amortization of intangibles recorded in conjunction with the acquisition.

Durable Manufacturing

Sales at the Company's China based manufacturing subsidiary remained relatively flat in the 1999 period as compared to 1998.

Operating earnings for Durable Manufacturing increased by $1.2 million to $7.6 million in the 1999 second quarter. Increased productivity contributed to the improved results.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Sales and other revenues

Sales and other revenues ("Revenues") for the Company increased by $150.1 million to $268.0 million, an increase of 127% over Revenues for the first six months of 1998. The increase is primarily the result of the June 26, 1998 acquisition of HPG which contributed $143.1 million in distribution sales. Sales to Walmart accounted for 18% of total sales for the 1999 period.

Fees earned by the Company under the White-Westinghouse, Kmart and Zellers contracts totaled $2.7 million for the 1999 period as compared to $1.6 million for 1998 and are classified as Revenues.

Gross Profit Margin

The Company's gross profit margin increased to 28.6% of Revenues from 24.5% excluding the $7.7 million portion of the repositioning charge recorded as cost of goods sold in the 1998 period. The increase is attributable primarily to the June 26, 1998 acquisition and increased productivity at Durable.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Company increased by $51.6 million to $76.2 million in the first six months of 1999. As a percentage of sales, costs increased to 28.4% from 20.8% in the 1998 period. The increase is primarily due to the June 26, 1998 acquisition of HPG.

Equity in Net Earnings of Joint Ventures

The Company's equity in net earnings of joint ventures decreased to a loss of $12.9 million in the 1999 period as compared to income of $1.2 million in the 1998 period. The decrease is primarily the result of a one-time non cash charge of $12.6 million ($8.3 million after tax) to write down the Company's remaining investment in Newtech in conjunction with the June 1999 purchase of Newtech's assets. Also contributing to the change is the July 1998 sale of the Company's equity interest in Salton.

Interest Expense

Interest expense increased to $12.7 million in 1999 from $2.5 million in 1998. The change is the result of amounts borrowed in conjunction with the acquisition of HPG.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

Earnings Per Share

In 1997, the Company adopted Financial Accounting Standards No. 128 (SFAS)
128), "Earnings Per Share." Basic shares for the six month periods ended June 30, 1999 and 1998 were 22,196,492 and 18,589,560, respectively.

All common stock equivalents have been excluded from the per share calculation for the 1999 and 1998 periods as the Company incurred a net loss in both periods and their inclusion would have been anti-dilutive. The increase in the number of basic shares is primarily due to the July 1998 public offering of 3,041,000 shares of the Company's common stock.

Windmere Group

Windmere Group sales increased by $2.6 million to $94.9 million in the first six months of 1999. The increase in Windmere Group sales is attributable to increases in LitterMaid, kitchen and seasonal product sales partially offset by weakness in personal care sales. LitterMaid distribution sales increased by $5.5 million or 82.9% over 1998 sales.

Selling, general and administrative expenses for the Windmere Group increased by approximately $2.8 million to $22.5 million or 23.7% of segment sales from $19.8 million or 21.4% of sales in the 1998 period. Group expenses for 1999 represented 8.4% of total Company sales as compared to 16.8% in the 1998 period. Contributing significantly to the increase were employee related costs for increased personnel, costs directly associated with the increase in LitterMaid sales volume such as royalties, a reserve for a customer who filed for bankruptcy in the period and approximately $500,000 related to the write-off of product design costs in conjunction with a change in accounting regulations.

Household Products Group

Selling, general and administrative expenses for the Household Products Group totaled $46.9 million or 32.8% of segment sales and 17.5% of total Company sales. Included in selling, general and administrative expenses was approximately $3.2 million in costs under contracts where Black & Decker was providing services to the Company during a transition period while the Company was putting in place its own personnel and systems and $2.4 million in costs to run back office operations at the Company's Shelton, CT location. All significant service contracts with Black & Decker have been exited as of May 31, 1999 and all back office operations have been relocated to the Company's Miami headquarters, as of June 30, 1999. Also included is approximately $6.8 million in amortization of intangibles recorded in conjunction with the acquisition.

Durable Manufacturing

Sales at the Company's China based manufacturing subsidiary increased by $3.2 million or 5.4% to $63.0 million in the 1999 period.

Operating earnings for Durable Manufacturing increased by $2.1 million to $10.3 million in the 1999 second quarter. Increased productivity contributed to the improved results.

Liquidity and Capital Resources

At June 30, 1999, the Company's working capital was $254.6 million, as compared to $161.6 million at June 30, 1998. At June 30, 1999 and 1998, the Company's current ratio was 3.2 to 1 and 2.1 to 1, respectively, and its quick ratio was
1.6 to 1 and .9 to 1, respectively. The improvement in ratios is primarily the result of the acquisition.

Cash balances decreased by approximately $13.6 million for the six months ended June 30, 1999. The net cash provided by operating activities is primarily the result of the increased growth in sales resulting from the June 26, 1998 acquisition of HPG and the resultant cash collections in the period.

Cash used in investing activities totaled approximately $26.1 million for the period and is primarily the result of $12.8 million in capital expenditures at the Company's manufacturing facilities and approximately $15.0 million for the purchase of the assets of Newtech.

Funds provided by financing activities totaled approximately $3.6 million in the period reflecting increased borrowings of $3.3 million. Without the $15.0 million acquisition of the Newtech assets, the Company would not have borrowed the additional funds.

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

Certain of the Company's foreign subsidiaries have approximately $35.8 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property, and in some cases, a Company guarantee. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company's primary sources of liquidity are its cash flow from operations and borrowings under the Senior Secured Credit Facilities. The Company is currently borrowing $130.9 million under the term loan portion of its Senior Secured Credit Facilities. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by the Company of up to $110.0 million through December 31, 1999 and $160.0 million thereafter and through the remainder of the term of the loan. As of August 9, 1999, the Company is borrowing $29.5 million under the Senior Secured Revolving Credit Facility and has approximately $80.0 million available for future borrowings, under all its credit facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

The Company's aggregate capital expenditures for the six months ended June 30, 1999 were $12.8 million. The Company anticipates that the total capital expenditures for 1999 will be approximately $20.0 million, which includes the cost of new tooling. The Company plans to fund those capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

At June 30, 1999, debt as a percent of total capitalization was 48 percent.

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

As of June 30, 1999, the Company had purchased interest rate swaps on $130 million notional principal amount with a market value of approximately ($280,000). The market value represents the amount the Company would have to pay to exit the contracts at June 30, 1999. The Company does not intend to exit such contracts at this time.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fixed quarters of years beginning after June 15, 2000. The Company has not completed its evaluations of FAS No. 133.

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

LEGAL PROCEEDINGS

In June 1999, a settlement was reached in the litigation between White Consolidated Industries, Inc. and CBS Corporation pending in the United States District Court for the Western District of Pennsylvania, Civil Action No. 96-2294 relating to the use of the "White Westinghouse" trademark for certain consumer products. The consummation of the settlement, which is subject to the satisfaction of certain conditions, is anticipated to be completed during the third quarter of this year. No payment will be required by the Company in connection with the settlement of the litigation. As part of the settlement, which also involves other parties to the litigation and other agreements between White Consolidated Industries and CBS Corporation, and which confirms CBS' rights to the "Westinghouse" trademark, all litigation against the Company will be dismissed and the license agreements between the Company and White Consolidated Industries will remain in force.

The Company is a defendant in SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON, HARRY
D. SCHULMAN AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-LENARD which was filed in the United States District Court, Southern District of Florida on October 8, 1998.

This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations. On June 30, 1999, a consolidated amended class action complaint was filed. The consolidated amended class action complaint was purportedly filed on behalf of those security holders of the Company who purchased such securities during a certain period in the second and third quarters of 1998, alleging violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of the Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The Court has directed the Defendants to respond to the consolidated amended complaint on or before August 16, 1999.

By Order dated March 9, 1999, in addition to consolidating the above-referenced cases, the Court provisionally certified the class of plaintiffs who purchased Windmere stock between May 12, 1998 and September 22, 1998, and provisionally certified Sherleigh Associates LLC and Sherleigh Associates, Inc. Profit Sharing Plan as lead plaintiff. By Order dated June 3, 1999, the Court, among other things, appointed lead counsel and directed the filing of a joint scheduling order. On June 23, 1999, the parties submitted a Joint Scheduling Report and a proposed scheduling order, which is still under consideration by the Court.

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

MANUFACTURING OPERATIONS

The Company's products are manufactured primarily at the Company's facilities in the PRC and Mexico. The Company has ceased manufacturing at the Asheboro facility as of March 31, 1999 and completely exited the facility as of June 30, 1999. Prior to the HPG acquisition, the majority of the Company's products were manufactured by Durable, its wholly-owned Hong Kong subsidiary operating in Bao An County, Guangdong Province of the People's Republic of China, which is approximately 60 miles northwest of Central, Hong Kong. The Company has a significant amount of its assets in the People's Republic, primarily consisting of inventory, equipment and molds. The supply and cost of products, as well as finished products, can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic and Mexico.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward and option contracts. As of June 30, 1999, the notional value of such derivatives was approximately $56 million, with no significant unrealized gain or loss. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time.

PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  At the Company's Annual Meeting of Shareholders held on May 11, 1999, the shareholders of the Company voted to elect Frederick E. Fair, David M. Friedson Desmond Lai, Jerald I. Rosen, Harry D. Schulman and J. Maurice Hopkins, as Directors of the Company for three year terms. Continuing members of the Board of Directors of the Company, include: Barbara Friedson Garrett, Susan J. Ganz, Thomas J. Kane, Felix S. Sabates, Leonard Glazer, Lai Kin, Raymond So, Harold Strauss and Arnold Thaler.

                  The number of votes cast for or withheld, and the number of broker non-votes, with respect to each of the nominees were as follows:

                  Nominee                   For                        Against
                  -------                   ---                        -------
                  Frederick E. Fair         20,895,782                 313,498
                  David M. Friedson         20,896,006                 313,274
                  Desmond Lai               20,896,082                 313,198
                  Jerald I. Rosen           20,896,116                 313,164
                  Harry D. Schulman         20,896,116                 313,164
                  J. Maurice Hopkins        20,895,816                 313,464

                  The shareholders of the Company voted to approve the Company's 1998 Stock Option Plan. The shareholders cast 9,634,402 votes in favor of the Plan, 1,942,863 against and 77,591 withheld authority.

                  In addition, the shareholders of the Company voted to reappoint Grant Thornton LLP, independent certified public accountants, as the Company's auditors for the fiscal year ending December 31, 1999. The shareholders cast 21,116,669 votes in favor of the reappointment of Grant Thornton LLP, 56,473 votes against and 36,138 shareholders withheld authority.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  10.43 - Employment agreement dated June 18, 1999 between
                          Windmere-Durable Holdings, Inc. and David M. Friedson. Filed herewith.

(b)      Reports on Form 8-K:

                  Form 8K dated June 3, 1999 reporting under "Item 5. Other Information," the execution by the Company of a definitive agreement to purchase the assets of Newtech Electronics Industries, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WINDMERE-DURABLE HOLDINGS, INC.
                                       (Registrant)



August 13, 1999                        By: /s/ Harry D. Schulman
                                           ------------------------------------
                                           Harry D. Schulman
                                           Chief Financial Officer (Duly
                                           authorized to sign on behalf of
                                           the Registrant)



August 13, 1999                        By: /s/ Terry L. Polistina
                                           ------------------------------------
                                           Terry L. Polistina
                                           Senior Vice President - Finance
                                           (Duly authorized to sign on
                                           behalf of the Registrant)