Form 10-Q
period 1999-09-30
WINDMERE DURABLE HOLDINGS INC
filed 1999-11-12
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                NUMBER OF SHARES OUTSTANDING
        CLASS                                         ON OCTOBER 28, 1999
        -----                                         -------------------
 Common Stock, $.10 Par Value                             22,592,016

                        WINDMERE-DURABLE HOLDINGS, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION

         ITEM 1.  Consolidated Statements of Operations for the
                           Three Months Ended September 30, 1999 and 1998............................           3

                  Consolidated Statements of Operations for the
                           Nine Months Ended September 30, 1999 and 1998.............................           4

                  Consolidated Balance Sheets as of
                           September 30, 1999, and December 31, 1998.................................         5-6

                  Consolidated Statements of Cash Flows
                           for the Nine Months Ended September 30, 1999 and 1998.....................           7

                  Notes to Consolidated Financial Statements.........................................        8-14

         ITEM 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.............................       15-22
         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..........................          23

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings .................................................................          24

         ITEM 6.  Exhibits and Reports on Form 8-K...................................................          24

SIGNATURES...........................................................................................          25


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        WINDMERE-DURABLE HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (IN THOUSANDS EXCEPT PER SHARE INFORMATION)




                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------------------------------
                                                       1999                            1998
                                         ------------------------------    --------------------------------

Sales and Other Revenues .............      $ 204,229             100.0%     $ 160,453              100.0%
Cost of Goods Sold ...................        139,137              68.1        105,439               65.7
                                            ---------             -----      ---------              -----
     Gross Profit ....................         65,092              31.9         55,014               34.3
Selling, General and
     Administrative Expenses .........         39,853              19.6         39,026               24.3
                                            ---------             -----      ---------              -----
     Operating Profit ................         25,239              12.3         15,988               10.0
Other (Income) Expense
     Interest Expense ................          7,212               3.5          8,104                5.1
     Interest and Other Income .......           (580)              (.3)          (464)               (.3)
       Gain on sale of equity interest             --                --        (42,651)             (26.6)
                                            ---------             -----      ---------              -----
                                                6,632               3.2       (35,011)              (21.8)
                                            ---------             -----      ---------              -----
Earnings before Equity
     in Net Earnings of Joint
     Ventures and Income Taxes .......         18,607               9.1         50,999               31.8
Equity in Net Earnings
     of Joint Ventures ...............             --                --            362                 .2
                                            ---------             -----      ---------              -----
Earnings Before
     Income Taxes ....................         18,607               9.1         51,361               32.0
Provision for
     Income Taxes ....................          4,634               2.3         16,401               10.2
                                            =========             =====      =========              =====
Net Earnings .........................      $  13,973               6.8%     $  34,960               21.8%
                                            =========             =====      =========              =====
Earnings Per Share - basic ...........      $     .62                           $ 1.65
                                            =========                        =========
Earnings Per Share - diluted .........      $     .59                           $ 1.58
                                            =========                       ==========







The accompanying notes are an integral part of these statements.

                        WINDMERE-DURABLE HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (IN THOUSANDS EXCEPT PER SHARE INFORMATION)




                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------
                                                          1999                            1998
                                            -----------------------------    -------------------------------
Sales and Other Revenues .............      $ 472,250              100.0%     $ 278,415              100.0%
Cost of Goods Sold ...................        330,493               70.0        202,168               72.6
                                              -------               ----        -------               ----
     Gross Profit ....................        141,757               30.0         76,247               27.4
Selling, General and
     Administrative Expenses .........        116,008               24.6         63,558               22.8
     Repositioning charge ............             --                 --          9,914                3.6
                                              -------               ----        -------               ----
     Operating Profit ................         25,749                5.4          2,775                1.0

Other (Income) Expense
     Interest Expense ................         19,947                4.2         10,575                3.8
     Interest and Other Income .......         (1,604)               (.3)        (2,662)               (.9)
       Gain on sale of equity interest             --                 --        (42,651)             (15.3)
                                              -------               ----        -------               ----
                                               18,343                3.9        (34,738)             (12.4)
                                              -------               ----        -------               ----
Earnings before Equity
     in Net Earnings (Loss) of Joint
     Ventures and Income Taxes .......          7,406                1.5         37,513               13.4
Equity in Net Earnings (Loss)
     of Joint Ventures ...............        (12,894)              (2.7)         1,558                 .6
                                              -------               ----        -------               ----
Earnings (Loss) Before
     Income Taxes ....................         (5,488)              (1.2)        39,071               14.0
Provision (Benefit) for
     Income Taxes ....................         (2,366)               (.5)        10,838                3.9
                                              -------               ----        -------               ----
Net Earnings (Loss) ..................      $  (3,122)               (.7)%    $  28,233               10.1%
                                              =======               ====        =======               ====

Earnings (Loss) Per Share -
     basic ...........................      $    (.14)                        $    1.45
                                              =======                           =======

Earnings (Loss) Per Share -
     diluted .........................      $    (.14)                        $    1.34
                                              =======                           =======






The accompanying notes are an integral part of these statements.

                        WINDMERE-DURABLE HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                            9/30/99        12/31/98
                                                                            -------        --------
ASSETS

CURRENT ASSETS

Cash & Cash Equivalents ...............................................      $  5,529      $ 20,415
Accounts and Other Receivables,
     less allowances of $7,970 and
     $7,367, respectively .............................................       204,016       165,837
Receivables from Affiliates (Note 2) ..................................         3,244         5,589
Inventories
     Raw Materials ....................................................        10,107        12,648
     Work-in-process ..................................................        22,422        28,727
     Finished Goods ...................................................       152,951       124,090
                                                                             --------      --------
         Total Inventories ............................................       185,480       165,465
Prepaid Expenses ......................................................         9,895        16,709
Refundable Income Taxes ...............................................         7,927         6,555
Future Income Tax Benefits ............................................        23,503        18,277
                                                                             --------      --------
     Total Current Assets .............................................       439,594       398,847

INVESTMENTS IN JOINT VENTURES
     (NOTE 2) .........................................................         2,763        15,708

PROPERTY, PLANT & EQUIPMENT -
     AT COST, less accumulated
     depreciation of $68,697 and
     $59,524, respectively ............................................        77,866        76,077
Notes Receivable from Affiliate (Note 7)...............................            --         7,891
OTHER ASSETS ..........................................................       251,191       244,214
                                                                             --------      --------

TOTAL ASSETS  ........................................................       $771,414      $742,737
                                                                             ========      ========


                        WINDMERE-DURABLE HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                           9/30/99         12/31/98
                                                                           -------         --------
LIABILITIES

CURRENT LIABILITIES

Current Maturities of Long-Term Debt ................................      $  10,342       $   8,630
Accounts Payable and Accrued Expenses ...............................        135,628         119,611
Income taxes payable ................................................          1,096           2,693
Deferred Income, current portion ....................................            689             479
                                                                           ---------       ---------
              Total Current Liabilities .............................        147,755         131,413

LONG-TERM DEBT ......................................................        289,645         272,370

DEFERRED INCOME TAXES ...............................................         10,865          12,132

DEFERRED INCOME, less current Portion ...............................          1,052           2,804

SHAREHOLDERS' EQUITY (Note 3)

Special Preferred Stock -
     Authorized 40,000,000 shares of
         $.01 par value; none issued

Common Stock - authorized 40,000,000 shares of $.10 par value; shares outstanding:
     22,512 and 22,091, respectively ................................          2,251           2,209
Paid-in Capital .....................................................        148,160         145,161
Retained Earnings ...................................................        174,717         177,839
Accumulated Other Comprehensive Income ..............................         (1,480)         (1,191)
Note receivable from affiliate ......................................         (1,551)             --
                                                                           ---------       ---------
Total Shareholders' Equity ..........................................        322,097         324,018
                                                                           ---------       ---------
         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ...................      $ 771,414       $ 742,737
                                                                           =========       =========




The accompanying notes are an integral part of these statements.

                        WINDMERE-DURABLE HOLDINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                          1999             1998
                                                                                          ----             ----
Cash flows from operating activities:
     Net earnings (Loss) ..........................................................      $ (3,122)      $  28,233
Adjustments to reconcile net earnings (loss)
     to net cash used in operating activities:
     Depreciation of property, plant and equipment ................................        13,108           7,712
     Amortization of intangible assets ............................................        12,627           3,626
     Amortization of deferred income ..............................................            --            (248)
     Repositioning charge .........................................................            --          17,600
     Loss on disposal of fixed assets .............................................         2,204             617
     Writedown of investment in joint venture .....................................        12,574              --
     Net change in allowance for losses on accounts receivable ....................           603           3,797
     Equity in net earnings (loss) of joint ventures ..............................           371          (1,588)
          Gain on sale of equity interest .........................................             0         (42,651)
     Changes in assets and liabilities
         Increase in accounts and other receivables ...............................       (32,700)        (63,877)
         Increase in inventories ..................................................       (10,409)        (10,632)
         Decrease (increase) in prepaid expenses ..................................         6,814         (12,171)
         Decrease (increase) in other assets ......................................         5,894         (29,956)
         (Decrease) increase in accounts payable and accrued expenses .............        (2,219)         39,424
         Current and deferred income taxes ........................................        (9,462)         11,634
         (Decrease) increase in deferred income ...................................        (1,541)         14,970
         (Decrease) increase in other accounts ....................................          (289)            128
                                                                                         --------       ---------
              Net cash  used in
                operating activities ..............................................        (5,547)        (33,382)

Cash flows from investing activities:
     Additions to property, plant and equipment - net .............................       (17,101)        (13,887)
     Purchase of net assets - Household Products Group ............................            --        (319,626)
     Purchase of net assets from Newtech ..........................................       (15,059)             --
          Proceeds from sale of equity interest in Salton - net ...................            --          72,279
     Decrease (increase) in receivable accounts
         and notes from affiliates ................................................         2,344          (8,165)
                                                                                         --------       ---------
              Net cash used in investing activities ...............................       (29,816)       (269,399)

Cash flows from financing activities:
     Net borrowings under lines of credit .........................................      $ 28,949       $      --
     Notes and acceptances ........................................................             0         (41,984)
     Long-term debt - net .........................................................             0         507,000
     Payments of long-term debt ...................................................        (9,962)       (255,885)
     Exercise of stock options and warrants .......................................         1,490           2,962
     Proceeds from sale of common stock - net .....................................             0          97,636
     Payment of withholding tax on
         Stock option exercises ...................................................            --          (2,346)
                                                                                         --------       ---------
              Net cash provided by financing activities ...........................        20,477         307,383
                                                                                         --------       ---------
              (Decrease) increase in cash
                and cash equivalents ..............................................       (14,886)          4,602
Cash and cash equivalents at beginning of year ....................................        20,415           8,224
                                                                                         --------       ---------
Cash and cash equivalents at end of quarter .......................................      $  5,529       $  12,826
                                                                                         ========       =========

                                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
     Interest .....................................................................      $ 24,470       $   5,060
     Income taxes .................................................................      $  5,621       $       0
Non-cash investing and financing activities:
     In April 1999, the Company sold 210,000 shares of common stock to its
     Chief Executive Officer in exchange for a promissory note totaling
     $1,496,250




The accompanying notes are an integral part of these statements.

                        WINDMERE-DURABLE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF ACCOUNTING POLICIES

         INTERIM REPORTING

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. Outstanding at September 30, 1999 is $29,000,000, in contracts to purchase Hong Kong dollars, forward. Also outstanding are option contracts to sell and buy $18,800,000 in Canadian dollars, forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of six months or less.

         The Company uses interest rate swaps of one to four years in duration primarily to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense.

         As of September 30, 1999, the Company had purchased swaps on $120,000,000 notional principal amount with a market value of approximately ($98,000). The market value represents the amount the Company would have to pay to exit the contracts at September 30, 1999. The Company does not intend to exit such contracts at this time.

2.       INVESTMENTS IN JOINT VENTURES

         Investments in Joint Ventures consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in Newtech Electronics Industries, Inc. ("Newtech"), Breakroom of Tennessee, Inc. and Anasazi Partners, L.P. ("Anasazi").

         In June 1999, the Company entered into a definitive asset purchase agreement to purchase substantially all of Newtech's assets, including inventory, accounts receivable, certain trademarks and other intangibles, as well as the assumption of certain liabilities relating to the business. Net assets acquired totaled approximately $15,000,000. In connection with the acquisition, the Company wrote down its remaining investment in Newtech resulting in a one-time non-cash charge of $12,574,400 ($8,300,000 after tax). The charge has been recorded as equity in net loss of joint ventures in the Company's Statement of Operations.

         Under the terms of the agreement, the Company acquired the exclusive right and license to use the White-Westinghouse Trademark in North America for the design, manufacture, and sale of certain consumer electronic products and has been assigned Newtech's rights under the long-term supply contracts with the Kmart Corporation in the United States and Zellers in Canada. According to the terms of the contracts, the Company will supply Kmart and Zellers consumer electronics under the White-Westinghouse brand. The remaining term under the Kmart contract can be extended up to 2011 upon mutual consent. The Zellers contract expires in 2004.

         Notes receivable from Affiliates at September 30, 1999 includes $13.9 million from the sale of the Company's equity interest in Salton. The $13.9 million note has been recorded net of related deferred income for anticipated future purchases by Salton from the Company.

         Note: Profits earned by the Company's manufacturing subsidiary on sales to joint ventures are included in the consolidated earnings results.

3.       SHAREHOLDERS' EQUITY

         EARNINGS PER SHARE

         Basic shares for the three month periods ended September 30, 1999 and 1998 were 22,478,303 and 21,132,969, respectively. Basic shares for the nine month periods ended September 30, 1999 and 1998 were 22,290,429 and 19,437,363, respectively. Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,327,338 and 997,061 for the three month periods ended September 30, 1999 and 1998, respectively and 1,561,771 for the nine month period ended September 30, 1998.

         All common stock equivalents have been excluded from the per share calculation in the nine month period ended September 30, 1999, as the Company incurred a loss in the period and their inclusion would have been anti-dilutive.

4.       COMMITMENTS AND CONTINGENCIES

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

         This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations. On June 30, 1999, a consolidated amended class action complaint was filed. The consolidated amended class action complaint was purportedly filed on behalf of those security holders of the Company who purchased such securities during a certain period in the second and third quarters of 1998, alleging violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of the Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The defendants have moved to dismiss the consolidated class action complaint. The motion is pending consideration by the Court.

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

         Segment information for the three month periods ended September 30, are as follows: (In Thousands)

                                                                            HOUSEHOLD
                                                               WINDMERE      PRODUCTS     DURABLE
                                                                GROUP         GROUP     MANUFACTURING      TOTAL
                                                                -----       ----------  -------------      -----

        1999
         Net Sales ....................................      $  53,573       $ 126,472       $54,061      $234,106
         Intersegment net sales .......................             --              --        46,413        46,413
         Operating earnings ...........................            940          17,374         9,502        27,816


         1998
         Net Sales ....................................         47,546         100,262        39,384       187,192
         Intersegment net sales .......................             --              --        27,064        27,064
         Operating earnings ...........................          2,154           7,595         8,875        18,624

         Reconciliation to consolidated amounts:

                                                                                                1999          1998
                                                                                             -------      --------
         Revenues

         Total revenues for reportable segments .........................................  $ 234,106     $ 187,192
         Other revenues .................................................................     16,536           325
         Eliminations of intersegment revenues ..........................................    (46,413)      (27,064)
                                                                                             -------      --------
              Total consolidated revenues ...............................................  $ 204,229     $ 160,453
                                                                                             =======      ========


         Operating earnings
              Total earnings for reportable segments ..      $ 27,816       $ 18,624
              Other earnings (loss) ...................         1,221             52
              Corporate headquarters expense ..........        (3,218)        (2,224)
              Interest expense ........................        (7,212)        (8,104)
              Equity in net earnings of joint ventures             --            362
              Gain on sale of equity interest .........            --         42,651
                                                             --------       --------
              Consolidated earnings before income taxes      $ 18,607       $ 51,361
                                                             ========       ========

         Segment information for the nine month periods ended September 30, are as follows: (In Thousands)

                                                                 HOUSEHOLD
                                                  WINDMERE       PRODUCTS            DURABLE
                                                   GROUP          GROUP          MANUFACTURING        TOTAL
                                                -----------     -----------      --------------       ------
         1999
         Net Sales .........................      $ 148,498       $269,664          $117,017         $535,179
         Intersegment net sales ............             --             --            87,193           87,193
         Operating earnings (loss) .........         (3,955)        13,508            19,821           29,374


         1998
         Net Sales .........................        139,369        100,797            99,111          339,277
         Intersegment net sales ............             --             --            61,508           61,508
         Operating earnings (loss) .........           (268)         7,649            17,069           24,450


         Reconciliation to consolidated amounts:

                                                                                        1999             1998
                                                                                        ----             ----
         Revenues
              Total revenues for reportable segments.......................     $     535,179   $      339,277
              Other revenues...............................................            24,264              646
              Eliminations of intersegment revenues........................           (87,193)         (61,508)
                                                                                -------------   --------------
                  Total consolidated revenues..............................     $     472,250   $      278,415
                                                                                =============   ==============

         Operating earnings (loss)
              Total earnings (loss) for reportable segments................     $      29,374   $       24,450
              Other earnings...............................................             5,640           (4,413)
              Corporate headquarters expense...............................            (7,661)          (4,686)
              Interest expense.............................................           (19,947)         (10,575)
              Equity in net earnings (loss) of joint ventures..............           (12,894)           1,558
              Gain on sale of equity interest..............................                --           42,651
              Repositioning charge.........................................                --           (9,914)
                                                                                -------------   --------------
              Consolidated earnings (loss) before income taxes.............     $      (5,488)          39,071
                                                                                =============   ==============


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

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                             ---------------------------------------------------------------------------
(In thousands)
                                              WINDMERE DURABLE                       NON
                                                HOLDINGS, INC.     GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             -----------------     ----------    ----------   ------------   ------------
STATEMENT OF OPERATIONS
Net Sales     ................................            0           293,786      271,186         (92,722)       472,250
Cost of goods sold............................            0           194,909      226,347         (90,763)       330,493
                                                 ----------       -----------   ----------     -----------     ----------
Gross Profit  ................................            0            98,877       44,839          (1,959)       141,757
Operating Expenses............................         (521)           98,968       17,290             271        116,008
                                                 ----------       -----------   ----------     -----------     ----------
Operating Profit (Loss).......................          521               (91)      27,549          (2,230)        25,749
Other (income) expense, net...................       18,670            (1,691)         271           1,093         18,343
                                                 ----------       -----------   ----------     -----------     ----------
Earnings (loss) before income taxes and
     equity in earnings (loss) of joint
     ventures ................................      (18,149)            1,600       27,278          (3,323)         7,406
Provision (Benefit) for income taxes..........            0            (3,562)       3,766          (2,570)        (2,366)
Equity in net earnings (loss)
     of joint ventures........................          593           (13,487)           0               0        (12,894)
                                                 ----------       -----------   ----------     -----------     ----------
Net earnings (loss)...........................      (17,556)           (8,325)      23,512            (753)        (3,122)
                                                 ==========       ===========   ==========    ============    ===========

BALANCE SHEET
Cash          ................................            6            (3,954)       9,477               0          5,529
Accounts and other receivables................            0           158,404       51,141          (5,529)       204,016
Receivables from affiliates...................       21,390           (39,600)      30,301          (8,847)         3,244
Inventories   ................................            0           105,281       69,278          10,921        185,480
Other current assets..........................            0            23,281        6,508          11,536         41,325
                                                 ----------       -----------   ----------     -----------     ----------
     Total current assets.....................       21,396           243,412      166,705           8,081        439,594
Investments in joint ventures.................      426,413             9,248       70,585        (503,483)         2,763
Property, plant and equipment, net............            0            12,856       65,010               0         77,866
Other assets  ................................            0           534,254       11,885        (294,948)       251,191
                                                 ----------       -----------   ----------     -----------     ----------
     Total assets.............................      447,809           799,770      314,185        (790,350)       771,414
                                                 ==========       ===========   ==========     ===========     ==========

LIABILITIES:
Notes payable ................................            0            11,350            0         (11,350)             0
Accounts payable and accrued expenses.........            1            70,575       65,052               0        135,628
Current maturities of long term debt..........       10,342                 0            0               0         10,342
Deferred income, current portion..............            0               689            0               0            689
Income taxes payable..........................            0            (1,164)       1,045           1,215          1,096
                                                 ----------       -----------   ----------     -----------     ----------
     Total current liabilities................       10,343            81,450       66,097         (10,135)       147,755
Long term debt................................      284,195           286,404        5,450        (286,404)       289,645
Deferred income, less current portion.........            0               269            0             783          1,052
Deferred income taxes.........................            0            16,254        2,969          (8,358)        10,865
                                                 ----------       -----------   ----------     -----------     ----------
     Total liabilities........................      294,538           384,377       74,516        (304,114)       449,317
Shareholders' equity..........................      153,271           415,393      239,669        (486,236)       322,097
                                                 ----------       -----------   ----------     -----------     ----------
     Total liabilities and shareholders'
        equity................................      447,809           799,770      314,185        (790,350)       771,414
                                                 ==========        ==========   ==========     ===========      =========

Cash Flow Information

Net cash provided by (used in) operating
     activities...............................      (17,555)          66,983       10,870          (65,556)        (5,258)
Net cash provided by (used in) investing
     activities...............................       (9,474)          35,241      (35,407)         (20,176)       (29,816)
Net cash provided by (used in) financing
     activities...............................       27,035         (109,261)      16,971           85,732         20,477
Effect of exchange rate.......................            0                0         (289)               0           (289)
Cash at beginning.............................            0            3,083       17,332                0         20,415
Cash at end   ................................            6           (3,954)       9,477                0          5,529



                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1998
                                             ----------------------------------------------------------------------------
(In thousands)
                                              WINDMERE DURABLE                      NON
                                               HOLDINGS, INC.      GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             -----------------     ----------    ----------   ------------   ------------
STATEMENT OF OPERATIONS
Net Sales.....................................            0           236,791      103,132         (61,508)      278,415
Cost of goods sold............................            0           180,914       83,466         (62,212)      202,168
                                                 ----------       -----------   ----------    ------------    ----------
     Gross profit.............................            0            55,877       19,666             704        76,247
Operating expenses............................         (448)           61,276        2,460             270        63,558
Repositioning charge..........................            0             9,914            0               0         9,914
                                                 ----------       -----------   ----------     -----------    ----------
Operating Income..............................          448           (15,314)      17,207             434         2,775
Other (income) expense, net...................         (277)          (35,084)       1,699          (1,076)      (34,738)
                                                 -----------      ------------  ----------    ------------   -----------
Earnings before income taxes and
     minority interest in
     subsidiaries.............................          212            19,039       18,906            (643)       37,513
Provision for income taxes....................            0            15,354        1,251          (5,766)       10,838
Equity in earnings of affiliated
     companies, net of tax....................          151             1,407            0               0         1,558
                                                 ----------       -----------   ----------     -----------    ----------
Net earnings..................................          362             5,092       17,655           5,124        28,233
                                                 ==========       ===========   ==========     ===========    ==========

BALANCE SHEET
Cash..........................................            0             5,254        7,572               0        12,826
Accounts receivables..........................            0           123,103       21,466            (622)      143,947
Intercompany receivables......................       24,761           (20,296)       3,585            (538)        7,513
Inventories...................................            0           137,773       45,134             283       183,190
Other current assets..........................            0            37,317        2,550          (1,182)       38,685
                                                 ----------            ------        -----           -----        ------
     Total current assets.....................       24,761           283,151       80,307          (2,059)      386,160
Investment in affiliated companies............      414,427            23,021       70,477        (492,135)       15,788
Property and equipment, net...................            0            59,475       31,485               0        90,960
Other assets..................................            0           617,284       19,940        (354,438)      282,786
                                                 ----------       -----------   ----------    ------------    ----------
     Total assets.............................      439,188           982,930      202,209        (848,633)      775,694
                                                 ==========       ===========   ==========    ============    ==========

Notes payable.................................            0            11,350          998         (11,350)          998
Accounts payable and accrued expenses.........            1           132,079        9,103            (622)      140,561
Current maturities of L.T.....................        8,630                 0            0               0         8,630
Deferred income taxes.........................            0            15,839          866            (656)       16,049
                                                 ----------       -----------   ----------    ------------    ----------
     Total current liabilities................        8,631           159,268       10,967         (12,628)      166,238
Long term debt................................      260,370           356,869            0        (354,869)      262,370
Deferred income, less current portion.........            0            15,218            0             824        16,042
Deferred income taxes.........................            0            12,836        2,146          (1,960)       13,022
                                                 ----------       -----------   ----------    ------------    ----------
     Total liabilities........................      269,001           544,192       13,113        (368,634)      457,672
Shareholders' equity..........................      170,187           438,738      189,097        (479,999)      318,022
                                                 ----------       -----------   ----------    ------------    ----------
     Total liabilities and shareholders
       equity.................................      439,188           982,930      202,209        (848,633)      775,694
                                                 ==========        ==========   ==========    ============     =========

Cash Flow Information

Net cash provided (used) in operating activities    40,685           (613,451)      (5,983)        545,368       (33,382)
Net cash provided (used) in investing activities  (398,521)            30,606       (1,885)        100,401      (269,399)
Net cash provided (used) in financing activities   357,836            588,099        7,217        (645,769)      307,383
Cash at beginning.............................           0                  0        8,224               0         8,224
Cash at end...................................           0              5,254        7,572               0        12,826


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

The Company, through its subsidiaries, is a leading diversified manufacturer and distributor of a broad range of branded and private label small household appliances, including electric housewares (kitchen and garment care), personal care, and other products. The Company manufactures and markets products under the Windmere(R) and other Company-owned brand names, under private-label brand names, under licensed brand names, such as Black & Decker(R) and, pursuant to licenses such as, the White-Westinghouse(R) brand name. The Company's customers for such products include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. In addition, the Company manufactures products on an OEM basis for other major consumer products companies. The Company also manufactures and markets the LitterMaid(R) self-cleaning cat litter box.

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of sales and other revenues are set forth below:

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                      1999          1998
                                                      ----          ----
Net Sales......................................       100.0%       100.0%
Cost of goods sold ............................        70.0         72.6
                                                      -----        -----
Gross Profit ..................................        30.0         27.4
Selling, general and administrative expenses ..        24.6         22.8
Other (income) expense - net ..................         3.9        (12.4)
Equity in net earnings (loss) of joint ventures        (2.7)          .6
                                                      -----        -----
Earnings (loss) before income taxes ...........        (1.2)        14.0
Provision (benefit) for income taxes ..........         (.5)         3.9
                                                      -----        -----
Net earnings (loss) ...........................         (.7)%       10.1%
                                                      =====        =====


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales and other revenues

Sales and other revenues ("Revenues") for the Company increased by $43.8 million to $204.2 million, an increase of 27.3% over Revenues for the third quarter of 1998. Sales to Walmart accounted for 20% and 14% of total sales for the 1999 and 1998 periods, respectively.

The increase is primarily the result of a $26.2 million or 26.1% increase in sales by the Household Products Group. The remaining increase in revenues may be attributed to a $6.0 million increase in Windmere Group sales, including $2.5 million in LitterMaid sales and sales of Newtech electronics of approximately $14.5 million, offset by a $4.7 million decrease in Durable OEM sales.

Gross Profit Margin

The Company's gross profit margin decreased to 31.9% of Revenues in 1999 from 34.3% in the 1998 period. The decrease in gross profit margin is primarily the result of approximately $14.5 million in sales, at significantly lower margins, of inventory purchased as part of the second quarter Newtech acquisition.
The minimal amount of inventory remaining from the June 1999 Newtech transaction should result in less dilution to fourth quarter margins.

Excluding sales of Newtech inventory, the gross profit margin was 33.7% for the 1999 period as compared to the 34.3% in 1998. Productivity gains at the Company's manufacturing facilities, offset by product mix and by aggressive pricing strategies used to gain additional market share in the Black & Decker business were the primary contributors to the minimal change in gross profit rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Company increased by $.8 million in the third quarter of 1999 yet decreased as a percentage of sales, to 19.6% from 24.3% in the 1998 period.

Equity in Net Earnings of Joint Ventures

In June 1999, the Company wrote down its remaining investment in Newtech and, therefore, discontinued recording its interest in the joint ventures' operations.

Interest Expense

Interest expense decreased to $7.2 million in 1999 from $8.1 million in 1998. The higher interest costs in 1998 were due to bridge debt outstanding during July of 1998 which was at significantly higher interest rates than the Company's existing facilities.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

Earnings Per Share

Basic shares for the three month periods ended September 30, 1999 and 1998 were 22,478,303 and 21,132,969, respectively. Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,327,338 and 997,061 for the three month periods ended September 30, 1999 and 1998, respectively.

Windmere Group

Windmere Group sales increased by $6.0 million to $53.6 million in the third quarter of 1999. The increase in Windmere Group sales is attributable to increased sales of electric housewares and growth in LitterMaid product sales partially offset by weakness in personal care sales. LitterMaid distribution sales increased by $2.5 million or 46.8% over 1998 sales.

Gross profit margin for the Windmere Group decreased to 20.7% in the 1999 period as compared to 27.2% in 1998. The decrease is the result of increased sales of lower margin items comprising the period's product mix.

Selling, general and administrative expenses decreased by $.6 million in the 1999 third quarter to approximately $10.2 million and as a percentage of sales to 19.0% from 22.7% in 1998.

Household Products Group

Sales for the Household Products Group increased by $26.2 million to $126.5 million or 26.1% from the 1998 period. Approximately 66% of the increase in sales may be attributed to existing and new product introductions to domestic retailers. The remaining growth is the result of existing and new product introductions in Latin America and Canada.

The gross profit margin for the Household Products Group decreased from 32.8% in 1999 of sales to 32.0% of sales in 1999. The decrease is the result of increased volume and productivity gains partially offset by product mix and more competitive pricing strategies used to gain additional market share.

Selling, general and administrative expenses for the Household Products Group decreased by approximately $2.2 million in the 1999 third quarter to $23.1 million. The decrease is primarily the result of the exiting 19 of the 20 service contracts with Black & Decker in the second quarter. Selling, general and administrative expenses represented 18.3% and 25.2% of segment sales in the 1999 and 1998 periods, respectively.

Durable Manufacturing

Sales at the Company's China based manufacturing subsidiary increased by $14.7 million in the 1999 period as compared to 1998. Included in 1999 total sales are OEM sales to third parties totaling $7.6 million.

Operating earnings for Durable Manufacturing increased by $.6 million to $9.5 million in the 1999 third quarter. Increased productivity and capacity utilization contributed to the improved results.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales and other revenues

Sales and other revenues ("Revenues") for the Company increased by $193.8 million to $472.3 million, an increase of 70% over Revenues for the nine months ended September 30, 1998. The increase is primarily the result of an increase in Household Products Group sales of $168.9 million to $269.7 million in distribution sales and which is inclusive of HPG results for the entire 1999 period. Sales to Walmart accounted for 18% of total sales for the 1999 period. The remaining increase in revenues may be attributed to a $9.1 million increase in Windmere Group sales and $17.0 in sales of Newtech electronics offset by a decrease in Durable OEM sales of $7.8 million.

Gross Profit Margin

The Company's gross profit margin was 30.0% in 1999 and in 1998, excluding the $7.7 million portion of the repositioning charge recorded as cost of goods sold in the 1998 period. Productivity gains at the Company's manufacturing facilities offset by product mix and by aggressive pricing strategies used to gain additional market share in the Black & Decker business were the primary contributors to the unchanged gross profit rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Company increased by $52.5 million to $116.0 million in the nine months ended September 30, 1999. As a percentage of sales, costs increased to 24.6% from 22.8% in the 1998 period. The increase is primarily due to the June 26, 1998 acquisition of the Household Products Group ("HPG").

Equity in Net Earnings of Joint Ventures

The Company's equity in net earnings of joint ventures decreased to a loss of $12.9 million in the 1999 period compared to income of $1.6 million in the 1998 period. The decrease is primarily the result of a one-time non cash charge of $12.6 million ($8.3 million after tax) to write down the Company's remaining investment in Newtech in conjunction with the June 1999 purchase of Newtech's assets.

Interest Expense

Interest expense increased to $19.9 million in 1999 from $10.6 million in 1998. The change is the result of amounts borrowed in conjunction with the acquisition of HPG, beginning in July 1998.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

Earnings Per Share

Basic shares for the nine month periods ended September 30, 1999 and 1998 were 22,290,429 and 19,437,363, respectively. Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 1,561,771 for the nine month period ended September 30, 1998. All common stock equivalents have been excluded from the per share calculation in the 1999 period, as the Company incurred a loss in the period and their inclusion would have been anti-dilutive.

Windmere Group

Windmere Group sales increased by $9.1 million to $148.5 million in the first nine months ended September 30, 1999. The increase in Windmere Group sales is attributable to increases in LitterMaid, kitchen and seasonal product sales partially offset by weakness in personal care sales. LitterMaid distribution sales increased by $8.0 million or 66.9% over 1998 sales.

Gross profit margin for the Windmere Group decreased to 19.4% in the 1999 period as compared to 21.7% in 1998. The decrease is the result of increased sales of lower margin items comprising the period's product mix.

Selling, general and administrative expenses for the Windmere Group increased by approximately $2.2 million to $32.7 million or 22.0% of segment sales from $30.5 million or 21.9% of segment sales in the 1998 period. Contributing significantly to the increase were costs directly associated with the increase in LitterMaid sales volume such as royalties, a reserve for a customer who filed for bankruptcy in the period and approximately $500,000 related to the write-off of product design costs in conjunction with a change in accounting regulations.

Household Products Group

Sales for the Household Products Group increased by $168.9 million to $269.7 million in 1999. The Company acquired the Household Products Group on June 26, 1998, therefore group results were excluded from the first six months of 1998. The remaining increase is due to a $26.2 million increase in 1999 third quarter sales as compared to the 1998 period. Third quarter growth resulted from existing and new product introductions primarily in North America as well as Latin America and Canada.

Selling, general and administrative expenses for the Household Products Group totaled $70.2 million or 26.0% of segment sales compared to $25.4 million or 25.2% in the 1998 period. Included in selling, general and administrative expenses in the 1999 period was approximately $3.2 million in costs under contracts where Black & Decker was providing services to the Company during a transition period while the Company was putting in place its own personnel and systems and $2.4 million in costs to run back office operations at the Company's Shelton, CT location. All significant service contracts with Black & Decker have been exited as of May 31, 1999 and all back office operations have been relocated to the Company's Miami headquarters, as of June 30, 1999. Also included is approximately $9.4 million in amortization of intangibles recorded in conjunction with the acquisition.

Durable Manufacturing

Sales at the Company's China based manufacturing subsidiary increased by $17.9 million or 18.1% to $117.0 million in the 1999 period. Included in total sales are OEM sales to third parties totaling $29.8 million, a decrease of $7.8 million from 1998.

Operating earnings for Durable Manufacturing increased by $2.8 million to $19.8 million in the 1999 period. Increased productivity and capacity utilization contributed to the improved results.

Liquidity and Capital Resources

At September 30, 1999, the Company's working capital was $291.8 million, as compared to $219.9 million at September 30, 1998. At September 30, 1999 and 1998, the Company's current ratio was 3.0 to 1 and 2.3 to 1, respectively, and its quick ratio was 1.6 to 1 and 1.2 to 1, respectively. The improvement in ratios is primarily the result of the acquisition.

Cash balances decreased by approximately $14.9 million for the nine months ended September 30, 1999. The net cash used in operating activities is primarily the result of the increased growth in sales resulting from the June 26, 1998 acquisition of HPG resulting in higher accounts receivable and inventory balances.

Cash used in investing activities totaled approximately $29.8 million for the period and is primarily the result of $17.1 million in capital expenditures at the Company's manufacturing facilities and approximately $15.0 million for the purchase of the assets of Newtech.

Funds provided by financing activities totaled approximately $20.5 million in the period reflecting increased net borrowings of $19.0 million. Borrowings are used to meet additional working capital requirements associated with the increased level of operations.

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

Certain of the Company's foreign subsidiaries have approximately $36.0 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property, and in some cases, a Company guarantee. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company's primary sources of liquidity are its cash flow from operations and borrowings under the Senior Secured Credit Facilities. The Company is currently borrowing $129.0 million under the term loan portion of its Senior Secured Credit Facilities. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by the Company of up to $110.0 million through December 31, 1999 and $160.0 million thereafter and through the remainder of the term of the loan. As of November 9, 1999, the Company is borrowing $50.5 million under the Senior Secured Revolving Credit Facility and has approximately $63.8 million available for future borrowings, under all its credit facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

The Company's aggregate capital expenditures for the nine months ended September 30, 1999 were $17.1 million. The Company anticipates that the total capital expenditures for 1999 will be approximately $21.0 million, which includes the cost of new tooling. The Company plans to fund those capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

At September 30, 1999, debt as a percent of total capitalization was 48 percent.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond the Company's control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit and other facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the indebtedness on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Secured Credit Facilities in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all. It is the Company's intention to pay down outstanding borrowings under its Revolving Credit Facility in the first quarter of 2000.

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

As of September 30, 1999, the Company had purchased interest rate swaps on $120 million notional principal amount with a market value of approximately ($98,000). The market value represents the amount the Company would have to pay to exit the contracts at September 30, 1999. The Company does not intend to exit such contracts at this time.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. The Company has not completed its evaluations of FAS No. 133.

SEASONALITY

The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Company has historically experienced higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for products in the late summer for "back-to-school" sales and in the fall for holiday sales. As a result of the HPG acquisition, the fourth quarter has now become the Company's largest quarter. The Company's major sales occur during August through November. Sales are generally made on 45 to 90 day terms. Heaviest collections on its open accounts receivable are received from November through March, at which time the Company is in its most liquid state.

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

This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations. On June 30, 1999, a consolidated amended class action complaint was filed. The consolidated amended class action complaint was purportedly filed on behalf of those security holders of the Company who purchased such securities during a certain period in the second and third quarters of 1998, alleging violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of the Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The defendants have moved to dismiss the consolidated class action complaint. The motion is pending consideration by the Court.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward and option contracts. As of September 30, 1999, the notional value of such derivatives was approximately $67 million, with no significant unrealized gain or loss. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.44    -  Employment agreement dated August 2, 1999 between
                              Windmere-Durable  Holdings, Inc. and
                              Harry Schulman. Filed herewith.
                  27.1     -  Financial Data Schedule (for S.E.C. use only)

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WINDMERE-DURABLE HOLDINGS, INC.
                          (Registrant)

November 12, 1999           By:         /s/      HARRY D. SCHULMAN
                                        --------------------------
                                                 Harry D. Schulman
                                                 Chief Operating Officer
                                                 (Duly authorized to sign on
                                                 behalf of the Registrant)



November 12, 1999           By:         /s/      TERRY L. POLISTINA
                                        ---------------------------
                                                 Terry L. Polistina
                                                 Senior Vice President - Finance
                                                 (Duly authorized to sign on
                                                 behalf of the Registrant)