Form 10-K405
period 1999-12-31
WINDMERE DURABLE HOLDINGS INC
filed 2000-03-29
CIK 217084

                             SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-10177


                         WINDMERE-DURABLE HOLDINGS, INC
            . (Exact name of Registrant as specified in its charter)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 2000, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $14.56) held by non-affiliates of the Registrant was approximately $284,421,309.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                        22,916,006 Shares of Common Stock
                 (as of the close of business on March 24, 2000)

                       DOCUMENTS INCORPORATED BY REFERENCE

Windmere-Durable Holdings, Inc. Proxy Statement for its 2000 Annual Meeting of Shareholders. Information contained in this document has been incorporated by reference in PART III.

                                     PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

GENERAL

The Company, through its subsidiaries, is a leading diversified manufacturer and distributor of a broad range of branded and private label small household appliances, including electric housewares (kitchen and garment care), personal care, and other products. The Company manufactures and markets products under the Black & Decker(R) brand name, which is licensed to the Company. Additionally, the Company manufactures and markets products under the Windmere(R) and other Company-owned brand names, under private-label brand names and under other licensed brand names, such as Corning Ware(R) and White-Westinghouse(R). The Company's customers for such products include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. In addition, the Company manufactures products on an OEM basis for other major consumer products companies. The Company also manufactures and markets the LitterMaid(R) self-cleaning cat litter box.

The Company operates manufacturing facilities in the People's Republic of China (the "PRC") and Mexico. Durable Electrical Metal Factory, Ltd. ("Durable") is the Company's wholly-owned Hong Kong subsidiary, located in Bao An County, Guangdong Province of the People's Republic of China, which is approximately 60 miles northwest of central Hong Kong. Durable's facilities include six manufacturing plants located within a six square mile radius, constituting approximately two million square feet of production capability and employing approximately 14,000 workers. Durable is a vertically integrated manufacturing operation, with the capacity and expertise to handle most phases of product manufacturing, from design to component manufacturing, through final assembly.

The Company also operates 350,000 square feet of manufacturing facilities in Queretaro, Mexico, which currently manufactures Black & Decker-labeled products for distribution to both North America and Latin America.

In January 1997, the Company through its 50-percent interest in Salton, Inc. ("Salton") and Newtech Electronics Industries, Inc. ("Newtech") entered into supply contracts with the Kmart Corporation ("Kmart") for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name. On July 28, 1998, the Company consummated the sale of its equity interest in Salton. The Company continues to manufacture and sell kitchen appliances to Salton for sale under the Kmart agreement and earns fees for sales by Salton to Kmart.

In June 1999, the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of Newtech and wrote down its remaining investment in Newtech. Under the terms of the agreement, the Company acquired the exclusive right and license to use the White-Westinghouse Trademark in North America for the design, manufacture, and sale of certain consumer electronic products and has been assigned Newtech's rights under the long-term supply contracts with the Kmart Corporation in the United States and Zellers in Canada. According to the terms of the contracts, the Company will supply Kmart and Zellers consumer electronics under the White-Westinghouse brand. The remaining term under the Kmart contract expires in 2002 and can be extended up to 2011 upon mutual consent. The Zellers contract expires in 2004.

Effective January 1, 2000, the Company reorganized itself into three new business units: Consumer Products North America, Consumer Products International and Manufacturing. The reorganization will be reflected beginning in fiscal year 2000.

HOUSEHOLD PRODUCTS GROUP

With the June 26, 1998 acquisition of the Black & Decker Household Products Group (HPG), the Company became a leading supplier of brand name small electric housewares in the United States. The Company provides customers with a broad line of products at introductory, mid-tier and premium price points, primarily cooking (toaster ovens), garment care (hand-held irons), food preparation, and beverage products. The HPG brands had the number one United States market share in the toaster oven and hand-held iron categories, with market shares of approximately 51% and 39%, respectively, in 1999. Management believes that the products marketed by HPG have strong brand name recognition and a reputation for quality among consumers.

The Company, as part of the acquisition, licensed the Black & Decker(R) brand for use in marketing HPG products in North America, Central America, South America (excluding Brazil) and the Caribbean under a licensing arrangement with a minimum term of six and one-half years from June 1998. For the first five years, the license will be on a royalty-free basis. Renewals, if mutually agreed upon, will be at specified minimum royalty payments. The Company purchased subbrands, including Toast `R Oven(TM), ProFinish(R), Quick `N Easy(R) and Spacemaker(R).

WINDMERE GROUP

The Windmere Group is a distributor of a broad range of branded and private label personal care products, kitchen electric appliances and seasonal products for major retailers and appliance distributors primarily in North America. The segment also markets the LitterMaid self-cleaning cat litter box. The Group's products are sold primarily through independent sales representatives, although the Company intends to transition to a direct sales force.

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

In 1998, the Company entered into long-term agreements whereby it acquired the rights to use the Corning Ware(R) brand name on its products.

In the United States, the Group wholesales its line of consumer products nationwide to retailers, including department stores, drug chains, catalog stores and discount and variety stores. The Company also markets its consumer and professional salon appliances and a wide variety of brushes and other hair care accessories to beauticians, barbers and stylists through distributors. In addition, certain items, including the Company's hair dryers, curling irons and other personal care appliances, are sold through professional beauty and barber retail store outlets.

DURABLE MANUFACTURING

Durable, through its twenty-five year relationship with the Company, has produced an extensive product line, which includes not only the appliances sold to the Company and its customers, but it has also become a contract manufacturer for a range of products, such as toasters, steam irons, toaster ovens, can openers, blenders, hand mixers and waffle irons, which it sells primarily to customers in the United States, Canada and Europe. Some of its customers are Salton, Sunbeam and Phillips.

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

Durable uses the Hong Kong dollar as its functional currency. The Hong Kong dollar has historically been "pegged" to a fixed exchange rate vis-a-vis the U.S. dollar. If the Hong Kong dollar were to be significantly devalued against the U.S. dollar and the exchange rate allowed to fluctuate, the Company could experience significant changes in its currency translation account which would impact the Company's future comprehensive income. Because the Company's Mexican commercial operations are primarily peso-denominated and the revenues derived from products manufactured at such facilities are primarily dollar-denominated, the Company is now subject to fluctuations in the value of the peso as a result of its acquisition of the Queretaro property. The December 1994 devaluation of the peso had a number of effects on the Mexican economy that adversely affected the financial condition of businesses in Mexico. The devaluation caused the peso value of dollar denominated indebtedness associated with businesses in Mexico to increase significantly, and also greatly increased the rate of inflation, resulting in a sharp rise in nominal interest rates on peso-denominated financing. There can be no assurance that the peso-to-dollar foreign exchange rate will not be volatile in the future and that financial markets will not have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON TRADEMARKS. As part of the HPG Acquisition, the Company licensed the Black & Decker(R) brand for use in marketing HPG products in North America, Central America, South America (excluding Brazil) and the Caribbean under a licensing arrangement with a minimum term of six and one-half years. For the first five years, the license will be on a royalty-free basis. Renewals, if mutually agreed upon, will be at specified minimum royalty payments. In addition, the Company purchased subbrands, including Toast `R Oven(TM), ProFinish(R), Quick `N Easy(R) and Spacemaker(R). The Company believes that its rights in these owned and licensed names is a significant part of the Company's business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks. There can be no assurance as to the breadth or degree of protection that these trademarks may afford the Company, or that the Company will be able to successfully exploit its trademarks in the future. Any inability to do so, particularly with respect to names in which the Company has made significant capital investments, including the Black & Decker(R), Toast `R Oven(TM), ProFinish(R), Quick `N Easy(R) and Spacemaker(R) brand names, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because the Company's business strategy is heavily dependent upon the use of brand names, adverse publicity with respect to products that are not sold by the Company, but bear the brand names used by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations, notwithstanding the fact that the products at issue are different from those sold by the Company.

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

RELIANCE UPON CERTAIN CUSTOMERS. The Company is dependent on certain of its principal customers. Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 21.3% of the Company's 1999 net sales, and the top five customers of the Company accounted for approximately 40% of the Company's 1999 net sales. Although the Company has long-established relationships with many of its customers, the Company and its affiliates do not have any supply contracts with them, other than the Kmart Agreements between each of the Company and Salton. A decrease in business from any of its major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

BACKLOG. The Company's backlog of orders as of December 31, 1999, 1998 and 1997 was approximately $50.9 million, $47.3 million and $35.7 million, respectively, which orders are generally shipped within the next succeeding year.

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

EMPLOYEES

As of March 15, 2000, the Company had approximately 18,000 full-time employees, which includes approximately 14,000 employed at Durable's operations in Hong Kong and the PRC. From time to time, the Company also utilizes the services of seasonal employees. In connection with the HPG Acquisition, the company assumed the obligations of Black & Decker, S.A. de C.V. under a collective bargaining agreement with the Sindicato Unico de Trabajadores Black & Decker del Estado de Queretaro, C.T.M. (Single Workers Union of Black & Decker of the State of Queretaro, C.T.M.) (the "Union") covering approximately 2,000 employees employed at the Company's manufacturing plant in Queretaro, Mexico (the "Queretaro Collective Bargaining Agreement").

GEOGRAPHIC AREA FINANCIAL INFORMATION

Incorporated by reference to Schedule 1 hereto attached, under the caption, "Note M to Consolidated Financial Statements, Business Segment and Geographic Area Information".

ITEM 2.  PROPERTIES

The following table sets forth the principal operating facilities of the Company.

LOCATION

Miami Lakes, Florida     Headquarters, general                  140,000 Owned
                         administration, sales office,
                         warehouse and distribution

Shelton, Connecticut     HPG headquarters, general              97,700 Leased
                         administration, laboratories and
                         sales office

Shenzhen, China          Manufacturing, distribution,           2,000,000 Leased
                         warehouse, and office

Queretaro, Mexico        Manufacturing, distribution,           350,000 Owned
                         warehouse, and office

Little Rock, Arkansas    Warehouse and distribution             560,000 Leased

Toronto, Canada          Canada headquarters, sales office,     110,000 Leased
                         and distribution

Hong Kong, China         Durable headquarters and               40,000 Leased
                         general administration


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

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in: SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-LENARD which was filed in the United States District Court, Southern District of Florida on October 8, 1998.

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

The Company is currently advancing the legal expenses of the directors and officers who were named as defendants. Such defendants have agreed to repay the Company for all or any portion of such advances to which they are ultimately found not to be entitled pursuant to applicable law. Based on the information currently available to the Company, management does not believe that the lawsuit and/or the indemnification of the officers and directors named as defendants in the above-listed matters will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, the actual effects of such indemnification on the Company cannot be finally determined until the amount of such indemnification, if any, is fixed. As of December 31, 1999, the Company had satisfied and charged to expense the monetary deductible conditions of its directors and officers liability insurance policy, which provides certain coverage against monetary exposure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

QUARTERLY STOCK QUOTATIONS

The Company's common stock is traded on the New York Stock Exchange under the symbol WND. High and low market prices in 1999 and 1998, by quarters, are as follows:

                                                MARKET PRICE
                                           ----------------------
                                            HIGH            LOW
                                           ------          ------
        1999
        Fourth quarter                     17-1/4          11-3/4
        Third quarter                      16-3/8          12-1/16
        Second                             16-7/8           6-3/8
        First                               7-3/4           4-3/4

        1998
        Fourth                              7-3/4           4-5/16
        Third                              36-5/8           5-5/8
        Second                             35-13/16        24-1/2
        First quarter                      28-7/8          20-3/8



The approximate number of holders of common stock of the Company, as of December 31, 1999 was 1,100. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 9,100 shareholders.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

                                 1999            1998         1997         1996        1995
                               --------        --------     --------     --------    --------
 Net sales ................    $718,309        $474,356     $261,885     $197,004    $187,777
 Equity in net earnings
  (loss) of joint ventures     $(12,894)(1)    $  1,621     $  7,353     $  2,299    $   (393)
 Earnings (loss) before
   taxes, and extraordinary
   item ...................    $ 21,020        $ 40,368     $ 20,758     $  3,672    $ (3,165)
 Provision for taxes
  (benefit)) ..............    $  4,177        $ 11,616     $    923     $   (280)   $ (1,281)
 Effective tax rate .......        19.9%           28.7%         4.5%        (7.6)%     (40.5)%
 Net earnings (loss) ......    $ 16,843        $ 28,752(2)  $ 19,835     $    451(3) $ (1,884)(4)
 Working capital ..........    $263,315        $267,434     $106,078     $105,565    $127,626
 Current ratio ............    3.1 to 1        3.0 to 1     2.4 to 1     3.1 to 1    7.5 to 1
 Property, plant and
  Equipment, net ..........    $ 75,983        $ 76,077     $ 37,199     $ 32,760    $ 30,485
 Total assets .............    $712,673        $742,737     $281,847     $237,279    $188,012
 Long-term debt, deferred
  Liabilities and minority
  Interest ................    $243,807        $287,306     $ 17,144     $ 20,132    $  3,519
 Shareholders' equity .....    $343,397        $324,018     $190,821     $167,695    $164,931

Per share data:

Net earnings (loss)-basic .         .75(1) $    1.43(2) $   1.12     $    .03(3) $  (.11)(4)
Net earnings (loss)-diluted         .72(1) $    1.33(2) $   1.00     $    .03(3) $  (.11)(4)
Cash dividends paid .......          --    $      --    $    .10     $    .20    $   .20
Book value at year end ....       15.17    $   14.67    $  10.53     $   9.61    $  9.87
Return on average equity ..         5.1%        11.2%       11.1%          .3%        --


(1) Includes a one time non-cash charge of $12.6 million ($8.3 million after tax) or $.55 per share for the writedown of the Company's investment in a joint venture.

(2) Includes a one-time, primarily non-cash repositioning charge of $11.0 million, after tax and an after tax gain on the sale of the Company's equity interest in Salton of $27.5 million.

(3) Includes extraordinary charge fore the settlement of Izumi litigation of $3,500,000 or $.20 per share.

(4) Includes a non-recurring loss on the sale of an other asset of $5,280,000 or $.31 per share.

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

The Company, through its subsidiaries, is a leading diversified manufacturer and distributor of a broad range of branded and private label small household appliances, including electric housewares (kitchen and garment care), personal care, and other products. The Company manufactures and markets products under the Windmere(R) and other Company-owned brand names, under private-label brand names and under licensed brand names, such as Black & Decker(R), Corning(R) and White-Westinghouse(R). The Company's customers for such products include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. In addition, the Company manufactures products on an OEM basis for other major consumer products companies. The Company also manufactures and markets the LitterMaid(R) self-cleaning cat litter box.

Results of Operations

The operating results of the Company expressed as a percentage of sales and other revenues are set forth below:

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1999      1998        1997
                                                    -----     -----       -----
     Sales and other revenues .................     100.0%    100.0%      100.0%
     Cost of sales ............................      67.4      70.1        74.5
                                                    -----     -----       -----
     Gross profit .............................      32.6      29.9        25.5
     Selling, general and
      Administrative expenses .................      24.6      25.8        20.1

     Unusual items or non-recurring items             (.2)*     2.0         0.0
     Net interest and Other (income) loss......       3.5      (6.1)***     0.2

     Equity in net Earnings (loss) of
       Joint ventures .........................      (1.8)**     .3         2.8
                                                    -----     -----       -----

     Earnings before Taxes and Extraordinary
       Item ...................................       2.9       8.5         7.9

     Provision for Taxes (benefit) ............        .6       2.4         0.4
                                                    -----     -----       -----
     Net earnings .............................       2.3%      6.1%        7.6%
                                                    =====     =====       =====


*    Adjustment of $1.5 million to 1998 repositioning charge.

** Includes a non-recurring charge of $12.6 million ($8.3 million after tax) for the write-down of the Company's remaining investment in a joint venture.

***  Includes gain on sale of equity interest in Salton, Inc. of $27.5 million.

Year Ended December 31, 1999 compared with Year Ended December 31, 1998

Sales and other revenues

Sales and other revenues ("Revenues") for the Company increased by $244.0 million to $718.3 million, an increase of 51.4% over Revenues for the year ended December 31, 1998. The increase reflects Household Products Group ("HPG") sales of Black & Decker branded products for a full year compared to six months in 1998. Household Products Group sales increased by $195.1 million to $428.0 million compared to 1998. The remaining increase in revenues is attributable to a $24.4 million increase in Windmere Group sales and $19.2 in non-recurring sales of Newtech electronics acquired as part of the June 1999 asset purchase. Sales to Walmart accounted for 21.3% and 19.0% of total sales for 1999 and 1998, respectively.

Gross Profit Margin

The Company's gross profit margin was 32.6% in 1999, as compared to 31.5% in 1998, excluding the $7.7 million portion of the repositioning charge recorded as cost of goods sold in the 1998 period. Volume and productivity gains at the Company's manufacturing facilities offset by product mix and by aggressive pricing strategies used to gain additional market share in the Black & Decker business were the primary contributors to the increase in gross profit. The cost of certain raw materials utilized by the Company may continue to increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Company increased by $54.4 million to $177.0 million for the year ended December 31, 1999. Approximately $47.7 million of the increase is a result of the June 26, 1998 acquisition of HPG. Also contributing to the change is $3.0 million in amortization of intangibles in connection with the June 1999 Newtech asset purchase and $5.0 million in additional compensation paid to employees for meeting annual financial targets. As a percentage of sales, costs decreased to 24.6% from 25.8% in the 1998 period.

Equity in Net Earnings (Loss) of Joint Ventures

The Company's equity in net earnings (loss) of joint ventures decreased to a loss of $12.9 million in the 1999 period compared to income of $1.6 million in the 1998 period. The decrease is primarily the result of a one-time non cash charge of $12.6 million ($8.3 million after tax) to write down the Company's remaining investment in Newtech in connection with the June 1999 purchase of Newtech's assets.

Repositioning Charge

The Company did not exit one line of business in 1999 that had been included in the accrued repositioning costs at December 31, 1998. This resulted in a reversal of the prior year charge of $1.5 million in 1999.

Interest Expense

Interest expense increased to $27.1 million in 1999 from $16.6 million in 1998. The change is the result of amounts borrowed in connection with the acquisition of HPG, beginning in July 1998.

Taxes

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

The Company's effective tax rate for 1999 decreased to 19.9% compared to 28.7% in the prior year due to a decrease in the proportion of the Company's income taxable in the U.S. The increase in 1998 was due to the gain on the sale of the Company's equity interest in Salton.

Earnings Per Share

Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

                        Net             Basic         Basic     Diluted        Diluted
                      Earmings          Shares         Eps       Shares          Eps
                     -----------      ----------     --------   ----------     --------
      1999 ......    $16,843,000      22,366,592     $    .75   23,325,322     $    .72
      1998 ......    $28,752,000      20,100,764     $   1.43   21,612,190     $   1.33


Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 958,730 and 1,511,426 for 1999 and 1998, respectively. Options to purchase 1,621,000 shares of common stock at prices ranging from $11.88 to $31.69, which were outstanding during 1999, were not included in the computation of diluted EPS because the options' exercise prices were greater than the annual average market price of the common shares. These options were granted in 1997 and 1998 and become exercisable over 10 years.

Windmere Group

Windmere Group sales increased by $24.4 million to $214.8 million in 1999. The increase in Windmere Group sales is attributable to increases in kitchen and LitterMaid product sales partially offset by weakness in personal care sales and a $12.6 million increase in electronic sales under the White-Westinghouse agreement.

Gross profit margin for the Windmere Group decreased to 21.1% in the 1999 period as compared to 26.9% in 1998. The decrease is the result of increased sales of lower margin items comprising the period's product mix.

Selling, general and administrative expenses for the Windmere Group increased by approximately $1.8 million to $48.4 million or 22.6% of segment sales from $46.6 million or 24.5% of segment sales in 1998. Contributing significantly to the increase were costs directly associated with the increase in sales volume such as royalties and freight and $500,000 related to the write-off of product design costs in conjunction with the adoption of a new accounting pronouncement.

Household Products Group

Sales for the Household Products Group increased by $195.1 million to $428.0 million in 1999. The Company acquired the Household Products Group on June 26, 1998, therefore group results were excluded from the first six months of 1998. The remaining increase is due to a $52.5 million increase in 1999 third and fourth quarter sales as compared to the 1998 period. Growth resulted from existing and new product introductions primarily in North America as well as Latin America and Canada.

Selling, general and administrative expenses for the Household Products Group totaled $113.8 million or 26.6% of segment sales compared to $58.4 million or 25.1% in 1998. Included in selling, general and administrative expenses in 1999 was approximately $5.6 million in costs under contracts where Black & Decker was providing services to the Company during a transition period while the Company was putting in place its own personnel and systems. All significant service contracts with Black & Decker have been exited as of May 31, 1999 and all back office operations have been relocated to the Company's Miami headquarters, as of June 30, 1999. Also included is approximately $12.9 million for a full year's amortization of intangibles recorded in conjunction with the acquisition.

Durable Manufacturing

Sales at the Company's China based manufacturing subsidiary increased by $25.5 million or 17.9% to $167.4 million in 1999. Included in total sales are OEM sales to third parties totaling $51.4 million, which closely approximates 1998 OEM sales.

Operating earnings for Durable Manufacturing increased by $9.0 million to $27.0 million in 1999. Increased productivity and capacity utilization contributed to the improved results.

Year Ended December 31, 1998 compared with Year Ended December 31, 1997

Sales and other revenues

Sales and other revenues ("Revenues") for the Company increased by $212.5 million to $474.4 million, an increase of 81.1% over Revenues for the year ended 1997. The increase is the result of its June 26, 1998 acquisition of the Black & Decker Household Products Group "HPG" which contributed $232.9 million in distribution sales.

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

Gross Profit Margin

Excluding the portion of the repositioning charge recorded as cost of goods sold in 1998, the Company's gross profit margin increased to 31.5% of sales from 25.5% in 1997. While the increase is attributable primarily to the June 26, 1998 acquisition, increased productivity, a more profitable product mix and lower raw material costs, partially offset by the allocation of fixed overhead at the Company's manufacturing operations, also contributed significantly to the margin improvement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Company increased by $69.9 million in 1998. As a percentage of sales, costs increased to 25.8% from 20.1% in 1997. The increase is primarily due to the June 26, 1998 acquisition of HPG.

Selling, general and administrative expenses for the Windmere Group increased by $5.9 million to 24.5% of segment sales from 21.1% in 1997. Group expenses for 1998 represented 9.8% of total Company sales as compared to 15.5% in 1997. Contributing significantly to the increase was the hiring of additional employees. Volume related costs and advertising expenditures associated with sales of LitterMaid also contributed.

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

The Internal Revenue Service has completed its examination of the Company's 1992 through 1997 tax returns and no material assessments were made. The Internal Revenue Service is currently examining the Company's 1998 tax return. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

Earnings Per Share

Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

                      Net Income
                        (Before
                     Extraordinary        Basic       Basic         Diluted       Diluted
                         Item)           Shares        Eps           Shares         Eps
                     -------------      ----------    ------       ----------     -------
     1998 ......      $28,751,600       20,100,764    $  1.43      21,612,190     $ 1.33
     1997 ......       19,835,300       17,654,772    $  1.12      19,776,183     $ 1.00

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

Liquidity and Capital Resources

At December 31, 1999, the Company's working capital was $263.3 million, as compared to $267.4 million at the end of 1998. At December 31, 1999 and 1998, the Company's current ratio was 3.1 to 1 and 3.0, respectively, and its quick ratio was 1.7 to 1 and 1.6 to 1, respectively.

Cash balances decreased by approximately $6.6 million for the year ended December 31, 1999. The net cash provided by operating activities of $48.0 million is primarily the result of the increased growth in sales as a result of the June 26, 1998 acquisition of HPG, while maintaining comparable levels of inventory.

Cash used in investing activities totaled approximately $33.9 million and is primarily the result of the $21.5 million in capital expenditures at the Company's manufacturing facilities and approximately $15.0 million for the purchase of the assets of a joint venture partner.

Cash utilized for financing activities totaled approximately $20.8 million in 1999 reflecting the Company's ability to pay down debt under its various lines of credit as well as scheduled term debt payments under the Senior Secured Credit Facility.

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

Certain of the Company's foreign subsidiaries have $38.0 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property and in some cases, a Company guarantee. At December 31, 1999, the subsidiaries were utilizing $24.7 million under these credit lines of which all but $898,000 was for trade and foreign exchange financing, which includes letters of credit. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company's primary sources of liquidity are its cash flow from operations and borrowings under the Senior Secured Credit Facilities. At December 31, 1999, the Company was borrowing $127.0 million under the term loan portion of its Senior Secured Credit Facilities. The revolving portion of the Senior Secured Credit Facility provides for borrowings by the Company of up to $110.0 million through December 31, 1999 and $160.0 million thereafter and through the remainder of the term of the loan of which no amounts were outstanding as of December 31, 1999. As of March 17, 2000, the Company was borrowing $16.3 million under the revolving credit facility and has $140.5 million available for future borrowings. Advances under the revolving credit facility are based upon percentages of outstanding eligible accounts receivable and inventories.

On December 30, 1999, the Company sold $52.7 million of trade accounts receivable, under a securitization program through a wholly-owned subsidiary. The proceeds from the sale, totaling $47.6 million, were used to reduce borrowings under the revolving credit facility. The Company's effective borrowing rate under this program at December 31, 1999 was 6.76%. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

Interest accrues on the loans made under the revolving credit facility and the Tranche A Term Loan (other than Swing Line Loans) at either LIBOR (adjusted for any reserves) or the Base Rate, which is the higher of NationsBank, N.A.'s prime rate and the federal funds rate plus 0.50% (the "Base Rate"), at the Company's option, plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that has been set at 2.75% through February 28, 2000 (7.94% at December 31, 1999), or the Base Rate, plus a specified margin of 1.50%, at the Company's option. Interest accrues on the Tranche B Term Loan at either LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of the Company and its subsidiaries that has been set at 3.375% through February 28, 2000 (8.56% at December 31, 1999) or the Base Rate plus a specified margin of 2.00%, at the Company's option. Swing Line Loans will bear interest at the Base Rate.

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

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond the Company's control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit and other facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Secured Credit Facilities in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any needed refinancing on commercially reasonable terms or at all.

The Company's aggregate capital expenditures for the year ended December 31, 1999 were $21.5 million. The Company anticipates that the total capital expenditures for 2000 will be approximately $25.0 million, which includes the cost of new tooling. The Company plans to fund those capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

At December 31, 1999, debt as a percent of total capitalization was 43 percent.

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

The Company uses interest rate swaps of one to five years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense.

As of December 31, 1999, the Company had purchased interest rate swaps on $140 million notional principal amount with a market value of approximately ($824,000). The market value represents the amount the Company would have to pay to exit the contracts at December 31, 1999. In February 2000, the Company exited contracts with a notional value of $60 million. The Company received a payment of $248,300 which was recorded as a reduction of interest expense. The Company does not intend to exit the remaining contracts at this time.

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

YEAR 2000 ISSUES

The Company uses a significant number of computer software programs and operating systems across its entire organization, including applications used in financial business systems, manufacturing and administrative functions. A complete evaluation was performed to identify whether any of the Company's software applications contain source code that is unable to interpret the year 2000 and beyond. The appropriate modifications were made and, to date, the Company has not experienced any immediate adverse impact on its operations from the transition to the Year 2000. The Company also received communications from its major suppliers and trading partners, some of who have filed reports with the Securities and Exchange Commission, and believes that they are also Year 2000 compliant. The cost of implementing required system changes was not material to the Company's consolidated financial statements. No assurance can be given, however, that all of the Company's systems, the systems of acquired businesses and those of significant customers and suppliers will not experience Year 2000 compliance difficulties which are not yet apparent or in a manner that may arise in the future. Difficulties that arise may result in unfavorable business consequences including disruption in product shipments, delays in receipt of materials, delay in customer receipts and payments to suppliers.

LEGAL PROCEEDINGS

The Company is a defendant in: SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-LENARD which was filed in the United States District Court, Southern District of Florida on October 8, 1998.

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

The Company is currently advancing the legal expenses of the directors and officers who were named as defendants. Such defendants have agreed to repay the Company for all or any portion of such advances to which they are ultimately found not to be entitled pursuant to applicable law. Based on the information currently available to the Company, management does not believe that the lawsuit and/or the indemnification of the officers and directors named as defendants in the above-listed matters will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, the actual effects of such indemnification on the Company cannot be finally determined until the amount of such indemnification, if any, is fixed. As of December 31, 1999, the Company had satisfied and charged to expense the monetary deductible conditions of its directors and officers liability insurance policy, which provides certain coverage against monetary exposure.

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

MANUFACTURING OPERATIONS

The Company's products are manufactured primarily at the Company's facilities in the PRC and Mexico. In June 1999, the Company closed its Asheboro, North Carolina plant. Prior to the HPG acquisition, the majority of the Company's products were manufactured by Durable, its wholly-owned Hong Kong subsidiary operating in Bao An County, Guangdong Province of the People's Republic of China, which is approximately 60 miles northwest of Central, Hong Kong. The Company has a significant amount of its assets in the People' Republic, primarily consisting of inventory, equipment and molds. The supply and cost of products, as well as finished products, can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes. From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in the People's Republic and/or reduce Durable's dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in the People's Republic and Mexico.

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

The Senior Credit Facilities bear interest at LIBOR plus an applicable margin and thus are affected by changes in interest rates. In the event that interest rates increased by 10%, the Company's interest obligation would increase by $2,600,000, $2,400,000 and $2,200,000, respectively, in each of its fiscal years 2000, 2001 and 2002.

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company hedges certain foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts and/or options. As of December 31, 1999, the notional value of such derivatives was $15 million, with no significant unrealized gain or loss. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information included in Schedules I and II is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                               EXECUTIVE OFFICERS


         The executive officers of the Company are as follows:

      NAME                    AGE            OFFICE
      ----                    ---            ------
      David M. Friedson....    44      Chairman of the Board, President
                                         and Chief Executive Officer
      Harry D. Schulman....    48      Chief Operating Officer, Chief Financial
                                         Officer and Secretary
      Barbara F. Garrett...    47      Senior Vice President
      Terry L. Polistina...    36      Senior Vice President - Finance
                                         and Administration
      Arnold Thaler........    61      Senior Vice President
      Robert L. Merrick....    45      Senior Vice President - Supply Chain
                                         and Chief Information Officer
      Michael Michienzi....    45      President, Consumer Products, of
                                         Corporation
      Lai Kin..............    69      Chairman of Durable
      Raymond So...........    50      Managing Director of Durable

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

     ROBERT L. MERRICK has served as Senior Vice President - Supply Chain and Chief Information Officer since November 1, 1998. Prior to that time, Mr. Merrick held various other senior management positions with the Company.

     MICHAEL MICHIENZI has been President, Consumer Products, of Windmere Corporation since May 1999. From January 1999 until December 31, 1999, Mr. Michienzi also served as President of Household Products, Inc. From June 1998 until January 1999 he was Senior Vice President of Household Products, Inc. From July 1994 to June 1998, Mr. Michienzi served as Vice President - Sales, Vice President - Sales and Supply Chain; and Vice President - Sales, Marketing and Supply Chain of the U.S. Household Products Group of Black & Decker (U.S.) Inc.

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

Information about the Directors of the Company is incorporated by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Election of Directors".

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders under the caption "Security Ownership".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by Reference to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of Windmere-Durable Holdings, Inc. and subsidiaries are included in Schedules I and II attached hereto:

     AUDITOR'S REPORT

     CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1999 AND 1998

     CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - THREE YEARS ENDED DECEMBER 31, 1999

     CONSOLIDATED STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   FINANCIAL STATEMENT SCHEDULES

     SCHEDULE II -  VALUATION AND QUALIFYING
                      ACCOUNTS AND RESERVES -
                      YEARS ENDED DECEMBER 31,
                      1999, 1998 AND 1997

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

10.41* Employment agreement dated June 18, 1999 between Windmere-Durable
       Holdings, Inc. and David M. Friedson. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.42* Employment agreement dated August 2, 1999 between Windmere-Durable
       Holdings, Inc. and Harry D. Schulman. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(21)   Subsidiaries of the Registrant. Filed herewith.

(23)   Consents of experts and counsel. Filed herewith.
-----------

* These exhibits are management contracts or compensatory plans or arrangements.

    (b) REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WINDMERE-DURABLE HOLDINGS, INC.
                                  (REGISTRANT)

By:     /s/ David M. Friedson                         DATE:       3-30-00
   --------------------------------------------             --------------------
    David M. Friedson, Chairman,
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:     /s/ David M. Friedson                         DATE:        3-30-00
  ---------------------------------------------             --------------------
    David M. Friedson, Chairman,
    President and Chief Executive Officer

By:     /s/ Harry D. Schulman                         DATE:        3-30-00
  ---------------------------------------------             --------------------
    Harry D. Schulman, Chief Operating Officer
    and Chief Financial Officer

By:     /s/ Terry Polistina                           DATE:        3-30-00
   --------------------------------------------             --------------------
    Terry Polistina, Senior Vice President

By:     /s/ Fred Fair                                 DATE:        3-30-00
   --------------------------------------------             --------------------
    Fred Fair, Director

By:     /s/ Jerald I. Rosen                           DATE:        3-30-00
   --------------------------------------------             --------------------
    Jerald I. Rosen, Director

By:     /s/ Paul K. Sugrue                            DATE:        3-30-00
   --------------------------------------------             --------------------
    Paul K. Sugrue, Director

By:                                                   DATE:
   --------------------------------------------             --------------------
    Lai Kin, Director

By:                                                   DATE:
    -------------------------------------------             -------------------
    Raymond So, Director

By:     /s/ Leonard Glazer                            DATE:        3-30-00
   --------------------------------------------            ---------------------
    Leonard Glazer, Director

By:     /s/ Barbara Friedson Garrett                  DATE:        3-30-00
   --------------------------------------------             --------------------
    Barbara Friedson Garrett, Director

By:                                                   DATE:
   --------------------------------------------             --------------------
    Felix S. Sabates, Director

By:     /s/ Arnold Thaler                             DATE:        3-30-00
   --------------------------------------------             --------------------
    Arnold Thaler, Director

By:                                                   DATE:
   --------------------------------------------             --------------------
    Thomas J. Kane, Director

By:     /s/ Susan J. Ganz                             DATE:       3-30-00
   --------------------------------------------             --------------------
    Susan J. Ganz, Director

By:                                                   DATE:
   --------------------------------------------              -------------------
    Desmond Lai, Director

By:     /s/ J. Maurice Hopkins                        DATE:       3-30-00
   --------------------------------------------             --------------------
    J. Maurice Hopkins, Director

Schedule I


                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Windmere-Durable Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Windmere-Durable Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Windmere-Durable Holdings, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Windmere-Durable Holdings, Inc. and Subsidiaries for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/GRANT THORNTON LLP

Miami, Florida
February 8, 2000

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                                     ASSETS


                                                                                            1999                1998
                                                                                    ---------------     ---------------
CURRENT ASSETS
    Cash and cash equivalents (Note A)                                              $    13,768,000     $    20,415,000
    Accounts and other receivables, less allowances of $8,761,000
       in 1999 and $7,367,000 in 1998 (Note A)                                          172,500,000         165,837,000
    Receivables from affiliates (Notes A, B and O)                                        3,533,000           5,589,000
    Other receivables (Note A)                                                           12,962,000                  -
    Inventories (Notes A and G)                                                         163,706,000         165,465,000
    Prepaid expenses                                                                     12,703,000          16,709,000
    Refundable income taxes (Notes A and I)                                               1,122,000           6,555,000
    Future income tax benefits (Notes A and I)                                            8,490,000          18,277,000
                                                                                    ---------------     ---------------
           Total current assets                                                         388,784,000         398,847,000

INVESTMENTS IN JOINT VENTURES (Notes A and B)                                             2,608,000          15,708,000

PROPERTY, PLANT AND EQUIPMENT - AT COST,
   less accumulated depreciation (Notes A and D)                                         75,983,000          76,077,000

NOTES RECEIVABLE FROM AFFILIATE (Note B)                                                         --           7,891,000

LONG-TERM FUTURE INCOME TAX BENEFITS                                                      2,049,000                  --

OTHER ASSETS (Notes A, C and I)                                                         243,249,000         244,214,000
                                                                                    ---------------     ---------------

                                                                                    $   712,673,000     $   742,737,000
                                                                                    ===============     ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes and acceptances payable (Note E)                                          $       898,000     $            --
    Current maturities of long-term debt (Note G)                                        13,587,000           8,630,000
    Accounts payable                                                                     35,184,000          35,135,000
    Accrued expenses (Note F)                                                            59,919,000          80,636,000
    Income taxes payable (Note I)                                                         4,723,000           2,693,000
    Deferred income, current portion                                                        585,000             479,000
    Other current liabilities (Note A)                                                   10,573,000           3,840,000
                                                                                    ---------------     ---------------
           Total current liabilities                                                    125,469,000         131,413,000

LONG-TERM DEBT, less current maturities (Note G)                                        243,571,000         272,370,000

DEFERRED INCOME TAXES (Note I)                                                                   --          12,132,000

DEFERRED INCOME, less current portion                                                       236,000           2,804,000

COMMITMENTS AND CONTINGENCIES (Note J)                                                           --                  --

SHAREHOLDERS' EQUITY (Notes A, K and L)
    Special preferred stock - authorized 40,000,000 shares
       of $.01 par value; none issued                                                            --                  --
    Common stock - authorized 40,000,000 shares of $.10 par value;
       issued 22,640,591 in 1999 and 22,090,966 in 1998                                   2,264,000           2,209,000
    Paid-in capital                                                                     149,548,000         145,161,000
    Retained earnings                                                                   194,682,000         177,839,000
    Note receivable - officer (Note O)                                                   (1,496,000)                 -
    Accumulated other comprehensive income (loss)                                        (1,601,000)         (1,191,000)
                                                                                    ---------------     ---------------
           Total shareholders' equity                                                   343,397,000         324,018,000
                                                                                    ---------------     ---------------

                                                                                    $   712,673,000     $   742,737,000
                                                                                    ===============     ===============


The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            YEARS ENDED DECEMBER 31,



                                                                             1999             1998              1997
                                                                      --------------   --------------    --------------
Sales and other revenues (Note P)                                     $  718,309,000   $  474,356,000    $  261,885,000

Cost of goods sold                                                       484,040,000      332,537,000       195,135,000
                                                                      --------------   --------------    --------------

       Gross profit                                                      234,269,000      141,819,000        66,750,000

Selling, general and administrative expenses                             177,016,000      122,590,000        52,721,000
Repositioning charge (Note A)                                             (1,506,000)       9,519,000                --
                                                                      --------------   --------------    --------------

       Operating profit                                                   58,759,000        9,710,000        14,029,000

Other (income) expense
    Interest expense                                                      27,109,000       16,633,000         3,351,000
    Interest and other income                                             (2,264,000)      (3,203,000)       (2,727,000)
    Gain on sale of equity interest in joint venture (Note B)                     --      (42,467,000)               --
                                                                      --------------   --------------    --------------
                                                                          24,845,000      (29,037,000)          624,000
                                                                      --------------   --------------    --------------

       Earnings before equity in net earnings (loss)
         of joint ventures and income taxes (benefit)                     33,914,000       38,747,000        13,405,000

Equity in net earnings (loss) of joint ventures
  (Notes A and B)                                                        (12,894,000)       1,621,000         7,353,000
                                                                      --------------   --------------    --------------

       Earnings before income taxes (benefit)                             21,020,000       40,368,000        20,758,000

Income taxes (benefit) (Notes A and I)
    Current                                                               10,139,000       14,296,000        (3,272,000)
    Deferred                                                              (5,962,000)      (2,680,000)        4,195,000
                                                                      --------------   --------------    --------------
                                                                           4,177,000       11,616,000           923,000
                                                                      --------------   --------------    --------------

       Net earnings                                                   $   16,843,000   $   28,752,000    $   19,835,000
                                                                      ==============   ==============    ==============


Per share data (Notes A and K)
    Earnings per common share - basic                                      $     .75         $   1.43         $    1.12
                                                                           =========         ========         =========

    Earnings per common share - diluted                                    $     .72         $   1.33         $    1.00
                                                                           =========         ========         =========

    Dividends per common share                                             $      --         $     --         $     .10
                                                                           =========         ========         =========









The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                      Accumulated
                                           Note          Other
                                        Receivable-   Comprehensive      Common         Paid-in        Retained
                                         Officer      Income (Loss)       Stock         Capital        Earnings          Total
                                       -----------    -------------   -------------  -------------   -------------   -------------
Balance at January 1, 1997            $          --   $    (781,000)  $   1,745,000  $  35,766,000   $ 130,965,000   $ 167,695,000

Comprehensive income:
   Net earnings                                  --              --              --             --      19,835,000      19,835,000
   Other comprehensive income
     (loss) - foreign currency
     translation adjustment                      --        (321,000)             --             --              --        (321,000)
                                                                                                                     -------------
       Total comprehensive income                                                                                       19,514,000

Cash dividends - $.10 per share                  --              --              --             --      (1,713,000)     (1,713,000)
Exercise of stock options and
  warrants                                       --              --          67,000      1,675,000              --       1,742,000
Tax benefit resulting from exercise
  of stock options                               --              --              --      3,493,000              --       3,493,000
Fair value of options to
  non-employees                                  --              --              --         90,000              --          90,000
                                      -------------   -------------   -------------  -------------   -------------   -------------

Balance at December 31, 1997                     --      (1,102,000)      1,812,000     41,024,000     149,087,000     190,821,000

Comprehensive income:
   Net earnings                                  --              --              --             --      28,752,000      28,752,000
   Other comprehensive income
     (loss) - foreign currency
     translation adjustment                      --         (89,000)             --             --              --         (89,000)
                                                                                                                     -------------
      Total comprehensive income                                                                                        28,663,000

Payment of withholding tax on
  stock option exercises                         --              --              --     (3,719,000)             --      (3,719,000)
Exercise of stock options and
  warrants                                       --              --          80,000      2,903,000              --       2,983,000
Tax benefit resulting from exercise
  of stock options                               --              --              --      5,917,000              --       5,917,000
Conversion of Newtech Electronics
  Industries, Inc. note                          --              --          13,000      1,987,000              --       2,000,000
Fair value of options to
  non-employees                                  --              --              --         96,000              --          96,000
Issuance of common stock - net                   --              --         304,000     96,953,000              --      97,257,000
                                      -------------   -------------   -------------  -------------   -------------   -------------

Balance at December 31, 1998                     --      (1,191,000)      2,209,000    145,161,000     177,839,000     324,018,000

Comprehensive income:
   Net earnings                                  --              --              --             --      16,843,000      16,843,000
   Other comprehensive income
     (loss) - foreign currency
     translation adjustment                      --        (410,000)             --             --              --        (410,000)
                                                                                                                     -------------
       Total comprehensive income                                                                                       16,433,000

Exercise of stock options and
  warrants                                       --              --          34,000      2,217,000              --       2,251,000
Tax benefit resulting from exercise
  of stock options                               --              --              --        599,000              --         599,000
Issuance of common stock - affiliate             --              --          21,000      1,475,000              --
                                                                                                                         1,496,000
Note receivable - officer                (1,496,000)             --              --             --              --      (1,496,000)
Fair value of options to
  non-employees                                  --              --              --         96,000              --          96,000
                                      -------------   -------------   -------------  -------------   -------------   -------------

Balance at December 31, 1999          $  (1,496,000)  $  (1,601,000)  $   2,264,000  $ 149,548,000   $ 194,682,000   $ 343,397,000
                                      =============   =============   =============  =============   =============   =============


The accompanying notes are an integral part of this statement.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,



                                                                1999             1998             1997
                                                            -------------    -------------    -------------
Cash flows from operating activities:
    Net earnings                                            $  16,843,000    $  28,752,000    $  19,835,000
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
       Depreciation of property, plant and equipment           17,987,000       11,609,000        6,857,000
       Amortization of intangible assets                       16,969,000        8,769,000          841,000
       Repositioning charge                                    (1,506,000)      17,205,000               --
       Gain on sale of subsidiary                                (775,000)              --               --
       Gain on sale of equity interest in joint venture                --      (42,466,000)              --
       Net change in allowance for losses on
          accounts receivable                                   1,394,000        2,314,000          (17,000)
       Consulting expense on non-employee stock options            96,000           95,000           90,000
       Write down of investment in joint venture               12,641,000               --               --
       Amortization of deferred income                         (2,462,000)        (261,000)        (335,000)
       Undistributed equity in (loss) earnings of
          joint ventures                                          287,000       (1,758,000)      (7,537,000)
       Loss on disposal of assets                                      --               --          989,000
       Changes in assets and liabilities:
          (Increase) in accounts and other receivables        (12,512,000)     (84,284,000)      (5,719,000)
          Decrease (increase) in inventories                   12,748,000        7,813,000      (12,659,000)
          Decrease (increase) in prepaid expenses               4,006,000       (7,900,000)        (867,000)
          (Decrease) increase in accounts payable
             and accrued expenses                             (37,013,000)      18,496,000          503,000
          Increase (decrease) in current and deferred
             income taxes                                       3,069,000        2,068,000       (2,250,000)
          Increase in other liabilities                        10,573,000               --               --
          (Increase) decrease in other assets                   6,111,000       (5,925,000)       2,231,000
          Increase in other accounts                             (410,000)         (89,000)        (322,000)
                                                            -------------    -------------    -------------

               Net cash provided by (used in)
                 operating activities                          48,046,000      (45,562,000)       1,640,000

Cash flows from investing activities:
    Proceeds from fixed asset sales                                    --        1,461,000               --
    Proceeds from sale of subsidiary                              350,000               --               --
    Additions to property, plant and equipment                (21,519,000)     (13,478,000)     (11,296,000)
    Purchase of net assets - Household Products Group                  --     (319,791,000)              --
    Proceeds from sale of equity interest in Salton - net              --       72,279,000               --
    Purchase of net assets - Newtech                          (15,059,000)              --               --
    Investments in joint ventures                                      --               --         (263,000)
    Distributions from joint ventures                             172,000               --               --
    Decrease (increase) in receivable accounts and
       notes from affiliates                                    2,143,000        8,972,000      (10,951,000)
                                                            -------------    -------------    -------------

               Net cash used in investing activities          (33,913,000)    (250,557,000)     (22,510,000)




                                                                  (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        FOR THE YEARS ENDED DECEMBER 31,


                                                                                       1999             1998             1997
                                                                                  -------------    -------------    -------------
Cash flows from financing activities:
    Notes and acceptances                                                         $     898,000    $ (40,759,000)   $          --
    Proceeds from issuance of long-term debt                                                 --      519,000,000               --
    Payment of debt costs                                                                    --      (10,568,000)              --
    Net (payments) borrowings under lines of credit                                 (11,102,000)              --       21,099,000
    Payments of long-term debt                                                      (12,740,000)    (255,885,000)        (815,000)
    Exercises of stock options and warrants                                           2,251,000        2,983,000        1,743,000
    Cash dividends paid                                                                      --               --       (1,713,000)
    Proceeds from sale of common stock - net                                                 --       97,258,000               --
    Interest receivable from officer                                                    (87,000)              --               --
    Payment of withholding tax on stock option exercises                                     --       (3,719,000)              --
                                                                                  -------------    -------------    -------------

               Net cash (used in) provided by financing
                  activities                                                        (20,780,000)     308,310,000       20,314,000
                                                                                  -------------    -------------    -------------

(Decrease) increase in cash and cash equivalents                                     (6,647,000)      12,191,000         (556,000)

Cash and cash equivalents at beginning of year                                       20,415,000        8,224,000        8,780,000
                                                                                  -------------    -------------    -------------

Cash and cash equivalents at end of year                                          $  13,768,000    $  20,415,000    $   8,224,000
                                                                                  =============    =============    =============


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
    Interest                                                                      $  17,697,000    $   6,616,000    $   3,187,000
    Income taxes                                                                  $   8,339,000    $  11,329,000    $      34,000

Non-cash investing and financing activities:
    Tax benefit resulting from exercise of stock options                          $     599,000    $   5,917,000    $   3,493,000

    In April 1999, the Company issued 210,000 shares of its common stock to its
     Chief Executive Officer in exchange for a promissory note totaling
     $1,496,350

    In June 1999, the Company acquired certain assets from Newtech for approximately $33 million, of which $15 million was paid in cash. In conjunction with this acquisition, the Company obtained the following assets:

       Intangible assets                  $     15,007,000
       Accounts receivable                       8,081,323
       Inventory                                 9,605,802
                                          ----------------
                                          $     32,694,125

    In August 1998, holders of $2,000,000 of convertible notes issued in connection with the Newtech acquisition converted the notes into 133,333 shares of the Company's common stock.




The accompanying notes are an integral part of these statements.

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES

     Windmere-Durable Holdings, Inc. and its Subsidiaries (the "Company") are principally engaged in the manufacture and sale of electric housewares, personal care and seasonal products. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The Company reflects its investments in its 50%-owned joint ventures at cost plus its equity in undistributed net earnings.

     FOREIGN CURRENCY TRANSLATION

     For subsidiaries where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of these foreign subsidiaries is included in a separate component of shareholders' equity entitled "Accumulated Other Comprehensive Income (Loss)." For countries where business is transacted predominantly in U.S. dollars or is deemed to be hyper-inflationary, the U.S. dollar is considered the functional currency and a combination of current and historical rates are used in translating assets, liabilities, revenues and expenses. The related exchange adjustments are included in earnings.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at December 31, 1999 include $9,825,000 held in foreign banks by the Company's Hong Kong, Canadian and Latin American subsidiaries.

     INVENTORIES

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

                                              1999                1998
                                          ------------         ------------

         Raw materials                    $  9,045,000         $ 12,648,000
         Work in process                    18,547,000           28,727,000
         Finished goods                    136,114,000          124,090,000
                                          ------------         ------------

                                          $163,706,000         $165,465,000
                                          ============         ============


                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     RECEIVABLES FROM AFFILIATES

     Receivables from affiliates include accounts receivable which arise in the ordinary course of business and are settled as trade obligations, as well as the short term portion of notes receivable due from certain of the Company's joint venture partners ("affiliates") and a Company officer. Notes receivable from these affiliates are due upon demand and bear interest at prevailing market interest rates (Note B).

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using accelerated and straight-line methods.

     INTANGIBLE ASSETS

     Intangible assets, consisting primarily of goodwill, are being amortized on a straight-line basis over periods ranging from 2.5-40 years. Intangible assets were $270,999,000 and $230,504,000 at December 31, 1999 and 1998,
     respectively, and the related accumulated amortization was $28,387,000 and $9,875,000, respectively.

     On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company estimates the value and future benefits of the net cash flows generated by the related subsidiaries to determine that no impairment has occurred.

     OTHER RECEIVABLES AND LIABILITIES

     In conjunction with the 1998 acquisition of the Black & Decker Household Products Group, the Company is due approximately $12,500,000 consisting primarily of reimbursement for expenses related to the closing of the Asheboro facility. In addition, the Company owes Black & Decker $10,600,000, which is primarily related to costs associated with a servicing arrangement.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and bank debt. At December 31, 1999, the fair value of these instruments approximates the carrying amount of these items, except for the Company's Senior Subordinated Notes whose fair value was $126,750,000, or 97.5% of face value, which is determined based on quoted market prices.


                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that eventual cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial statement line as the hedged transaction. The Company's manufacturing subsidiary, Durable, realized $171,000 and $700,000 in foreign exchange transaction gains for the years ended December 31, 1999 and 1998, respectively. Transaction gains and losses were insignificant in 1997. The Company does not use derivative financial instruments for trading or speculative purposes. Outstanding at December 31, 1999 and 1998, are $15,000,000 and $6,000,000, respectively, in contracts and/or options to purchase foreign currency forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of four months or less.

     The Company uses interest rate swaps of one to five years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense. As of December 31, 1999, the Company had purchased swaps on $140,000,000 notional principal amount with a market value of approximately ($824,000). The market value represents the amount the Company would have to pay to exit the contracts at December 31, 1999, and was determined based on quotes obtained from the Company's financial institution. In February 2000, the Company exited contracts with a notional value of $60,000,000 and received a payment of $248,300 which was recorded as an adjustment to interest expense. The Company does not intend to exit the remaining contracts at this time. The Company entered into these interest rate swaps for hedging purposes.

     INCOME TAXES

     No provision has been made for U.S. taxes on undistributed earnings of foreign subsidiaries and joint ventures of approximately $144,100,000 at December 31, 1999, as it is anticipated that such earnings will be reinvested in their respective operations or in other foreign operations.

     Deferred taxes have been provided on temporary differences in reporting certain transactions for financial accounting and tax purposes.



                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     ADVERTISING COSTS

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 1999, 1998 and 1997 totaled approximately $27,368,000, $24,731,000 and $8,175,000, respectively.

     EARNINGS PER SHARE

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:


                                 Net                   Basic           Basic               Diluted         Diluted
                              Earnings                Shares            EPS                Shares            EPS
                          --------------            ----------        -------            ----------        --------
         1999             $   16,843,000            22,366,592        $   .75            23,325,322        $   .72
         1998             $   28,752,000            20,100,764        $  1.43            21,612,190        $  1.33
         1997             $   19,835,000            17,654,772        $  1.12            19,776,183        $  1.00


     Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 958,730, 1,511,426, and 2,121,411 for 1999, 1998 and 1997, respectively. Options to purchase 1,621,000 shares of common stock at prices ranging from $11.88 to $31.69, which were outstanding during 1999, were not included in the computation of diluted EPS because the options' exercise prices were greater than the annual average market price of the common shares. These options were granted in 1997 and 1998 and become exercisable over the next 10 years.

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



                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

     REPOSITIONING CHARGE

     The Company, in connection with its 1998 acquisition of the Black & Decker Household Products Group, incurred a one-time repositioning charge totaling $17,200,000, $11,000,000 after tax, of which $7,700,000 is included in cost of goods sold. The charge is primarily non-cash and consists of write-offs of inventory, goodwill and tooling associated with the Company's decision to exit certain personal care and other non-core, low-margin products. Also included were costs associated with the integration of the acquisition. The Company did not exit one line of business in 1999 that had been included in the accrued repositioning costs at December 31, 1998. This resulted in a reversal of the prior year charge of $1,506,000 in 1999.

     RECLASSIFICATIONS

     Certain prior year amounts within the accompanying financial statements have been reclassified for comparability.

NOTE B - INVESTMENTS IN JOINT VENTURES

     Investments in joint ventures consist of the Company's interests in joint ventures, accounted for under the equity method. Included are the Company's 50-percent interests in Salton, Inc. ("Salton"), Newtech Electronics Industries, Inc. ("Newtech"), and Anasazi Partners, L.P. ("Anasazi"), certain of which have been sold as set forth below:

     SALTON, INC.

     On July 28, 1998, the Company consummated the sale of its 6,535,072 shares of Salton stock. The shares were sold for $12 per share in cash plus a six and one-half year, $15,000,000 subordinated promissory note bearing interest at 4% per annum. The note is to be offset by 5% of the total purchase price paid by Salton for product purchases made during the term of the note from the Company, and accordingly, the Company has deferred the respective gain related to this note.

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




                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE B - INVESTMENTS IN JOINT VENTURES - Continued

     NEWTECH ELECTRONICS INDUSTRIES, INC.

     In April 1996, the Company acquired a 50-percent interest in Newtech, a consumer electronics company for $10,000,000. Payment consisted of $3,000,000 in cash and $7,000,000 in unsecured promissory notes. All notes were repaid as of January 1999.

     On October 1, 1997, one of the Company's wholly-owned subsidiaries sold certain assets to Newtech for $1,977,600. A gain of $988,800 was recorded as other income in 1997.

     In June 1999, the Company purchased substantially all of Newtech's assets, including inventory, accounts receivable, certain trademarks and other intangibles, as well as the assumption of certain liabilities relating to the business. Net assets acquired totaled approximately $15,000,000. In connection with the acquisition, the Company wrote down its remaining investment in Newtech resulting in a one-time non-cash charge of $12,641,000 ($8,300,000 after tax). The charge has been recorded as equity in net loss of joint ventures in the Company's statement of earnings. Under the terms of the acquisition agreement, the Company acquired the exclusive right and license to use the White-Westinghouse trademark in North America for the design, manufacture, and sale of certain consumer electronic products and has been assigned Newtech's rights under the long-term supply contracts with the Kmart Corporation in the United States and Zellers in Canada. According to the terms of the contracts, the Company will supply Kmart and Zellers consumer electronics under the White-Westinghouse brand. The remaining term under the Kmart contract can be extended up to 2011 upon mutual consent. The Zellers contract expires in 2004.

     ANASAZI PARTNERS, L.P.

     As of December 31, 1999, the Company had made $2,000,000 in capital contributions and loans totaling $2,000,000 to an investment partnership and its other equity partner. The loans bear interest at a rate of 8% per annum, are collateralized by the other equity partner's interest in the partnership and are payable upon demand.

     The partnership's investments include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed.

     SALES TO JOINT VENTURES

     Included in the Company's sales are sales made to joint ventures of approximately $29,706,000 and $37,226,000 in 1998 and 1997, respectively. There were no sales to joint ventures in 1999.


                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE C - ACQUISITION

     On June 26, 1998, the Company consummated its acquisition of the Black & Decker Household Products Group ("HPG") for $319.8 million in cash, and assumed certain related liabilities ("HPG Acquisition"). The acquisition includes the cooking, garment care, food preparation and beverage categories. The acquisition has been accounted for as a purchase and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $228,807,000 has been allocated between goodwill and other intangible assets and is being amortized on a straight-line basis over the assets' estimated useful lives of 6.5 to 40 years. The goodwill portion of approximately $181,600,000 recorded as a result of this acquisition is being amortized on a straight-line basis over 40 years. As part of the HPG Acquisition, the Company licensed the BLACK & DECKER(R) brand for use in marketing HPG products in North America, Central America, South America (excluding Brazil), and the Caribbean under a licensing arrangement with a minimum term of six and one-half years, ending in December 2004. For the first five years, the license will be on a royalty-free basis. Renewals, if mutually agreed upon, will be at specified minimum royalty payments. In addition, the Company purchased subbrands from The Black & Decker Corporation, including TOAST 'R OVEN(TM), PROFINISH(R), QUICK 'N EASY(R), SPACEMAKER(R), and KT KITCHENTOOLS(TM). The results of operations of HPG are included in the accompanying consolidated statement of earnings as of the date of the acquisition.

     In connection with the acquisition, the Company incurred costs to exit certain activities and costs to terminate or relocate certain employees. Accrued acquisition liabilities for exit costs and employee termination and relocation costs have been recognized in accordance with EITF 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination." During 1999, the Company continued its evaluation of assets and liabilities acquired to properly record the purchase price.

     At December 31, 1999, the remaining accrued liabilities relating to the exiting of certain activities, the termination of employees, and the integration of operations in conjunction with the acquisition, are as follows:


         (In Thousands)
                                               Amount               Remaining      Excess
                Activity                       Accrued     Paid     to be Paid   (Shortage)
                --------                       -------    -------   ----------   ----------
          Closing of Asheboro
            manufacturing facility             $ 2,000    $ 1,800    $   200    $          --

          Employee termination -
            Asheboro and Shelton                10,800      9,800      1,000               --

          Integration, transition and other      2,391      2,391         --               --

          Unfavorable lease - idle property      6,408      6,408         --               --
                                               -------    -------    -------    -------------

                                               $21,599    $20,399    $ 1,200    $          --
                                               =======    =======    =======    =============



                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE C - ACQUISITION - Continued

     Amounts paid during the period from the date of acquisition through December 31, 1999 have been recorded as adjustments to the purchase price accruals and are excluded from net earnings.

     Closing of the Asheboro manufacturing facility includes the dismantling of unsold manufacturing equipment, and the clean up and evacuation of the premises.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:


                                                         Useful Lives                  1999               1998
                                                         ------------           ---------------    ----------------

         Building                                       15 - 50 years           $    14,369,000    $     15,780,000
         Building improvements                           8 - 31 years                 1,505,000           1,194,000
         Computer equipment                               3 - 5 years                 9,774,000           9,088,000
         Furniture and equipment                          3 - 8 years               103,709,000          92,968,000
         Leasehold improvements                               8 years                12,099,000          13,911,000
         Land and land improvements                     15 - 31 years                 4,124,000           2,660,000
                                                                                ---------------    ----------------
                                                  (Improvements only)               145,580,000         135,601,000
         Less accumulated depreciation
           and amortization                                                          69,597,000          59,524,000
                                                                                ---------------    ----------------

                                                                                $    75,983,000    $     76,077,000
                                                                                ===============    ================


NOTE E - NOTES AND ACCEPTANCES PAYABLE

     Certain of the Company's foreign subsidiaries (the "foreign subsidiaries") have approximately $38,000,000 in trade finance lines of credit, payable on demand, which are collateralized by the subsidiaries' assets and in some cases, a Company guarantee. At December 31, 1999, the foreign subsidiaries were utilizing approximately $24,700,000 under these credit lines of which all but $898,000 was for trade and foreign exchange financing.

NOTE F - ACCRUED EXPENSES

     Accrued expenses are summarized as follows:


                                                                                      1999               1998
                                                                                ---------------    ----------------

         Advertising allowances                                                 $    15,285,000    $     13,048,000
         Salaries and bonuses                                                        15,229,000           8,011,000
         Volume rebates                                                               2,210,000           6,946,000
         Warranty                                                                     3,162,000           7,010,000
         Severance                                                                    1,012,000           7,989,000
         Asheboro plant closing                                                         200,000           9,383,000
         Other                                                                       22,821,000          28,249,000
                                                                                ---------------    ----------------

                                                                                $    59,919,000    $     80,636,000
                                                                                ===============    ================

                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE G - LONG-TERM DEBT

     SENIOR SECURED CREDIT FACILITIES

     The Senior Credit Facilities, as amended, consist of a $160,000,000 Senior Secured Revolving Credit Facility ($110,000,000 through December 31, 1999, of which $107,883,000 is available at December 31, 1999), a $90,000,000
     Tranche A Term Loan, a $75,000,000 Tranche B Term Loan and a $20,000,000 Tranche C Term Loan. The Company paid the purchase price of the HPG Acquisition, in part, with borrowings of $185,000,000 under the Term Loans and $7,000,000 under the Senior Secured Revolving Credit Facility.

     The Tranche C Term Loan was paid on July 27, 1998 with the proceeds from the Company's offerings (Note K). In accordance with the provisions of the Company's Senior Secured Credit Facilities, $26,000,000 of the net proceeds from the Salton transaction (Note B) were used to repay $14,000,000 and $12,000,000 of the Tranche A Term Loan and the Tranche B Term Loan, respectively.

     The Senior Secured Revolving Credit Facility includes (a) a $20,000,000 sublimit for the issuance of letters of credit and (b) a $10,000,000 sublimit for swing line loans (the "Swing Line Loans"). All amounts outstanding under the Senior Secured Revolving Credit Facility are payable on June 26, 2003. The Tranche A Term Loan is payable in quarterly installments, ranging from $1,878,000 for the quarter ended March 31, 2000 to $6,378,000 for the quarter ended June 30, 2003. The Tranche B Term Loan is payable in annual installments of $327,842, with all remaining amounts owing thereunder due June 30, 2004.

     Interest accrues on the loans made under the Senior Secured Revolving Credit Facility and the Tranche A Term Loan (other than Swing Line Loans) at either LIBOR (adjusted for any reserves) or the Base Rate, which is the higher of Bank of America, N.A.'s (successor through merger with NationsBank, N.A.) prime rate and the federal funds rate plus 0.50% (the "Base Rate"), at the Company's option, plus a specified margin which is determined by the leverage ratio of the Company and its subsidiaries on a quarterly basis, that has been set at 2.75% through February 28, 2000 (7.94% at December 31, 1999), or the Base Rate, plus a specified margin of 1.50%, at the Company's option. Interest accrues on the Tranche B Term Loan at either LIBOR (adjusted for any reserves) plus a specified margin which is determined by the leverage ratio of the Company and its subsidiaries that has been set at 3.375% through February 28, 2000 (8.56% at December 31, 1999), or the Base Rate plus a specified margin of 2.00%, at the Company's option. Swing Line Loans will bear interest at the Base Rate.

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



                                                                    (continued)

     The Senior Credit Facilities are collateralized by substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries, as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of a subsidiary of the Company that is a borrower under the Senior Credit Facilities. The Senior Credit Facilities are guaranteed by all of the current, and will be guaranteed by all of the future domestic subsidiaries of the Company.

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


                                                                      (contined)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE G - LONG-TERM DEBT - Continued

     Long-term debt is summarized as follows:


                                                                                   1999                  1998
                                                                           ------------------    ------------------

         Senior Secured Revolving Facility                                 $               --    $       10,000,000
         Senior Secured Tranche A                                                  66,299,000            76,000,000
         Senior Secured Tranche B                                                  60,859,000            63,000,000
         10% Senior Subordinated Notes                                            130,000,000           130,000,000
         Notes payable to Newtech (Note B)                                                 --             2,000,000
                                                                           ------------------    ------------------
                                                                                  257,158,000           281,000,000

         Less current maturities                                                   13,587,000             8,630,000
                                                                           ------------------    ------------------

         Total long-term debt                                              $      243,571,000    $      272,370,000
                                                                           ==================    ==================


     SECURITIZATION

     On December 30, 1999, the Company sold $52.7 million of trade accounts receivable, under a securitization program through a wholly-owned subsidiary. The proceeds from the sale totaling, $47.6 million, were used to reduce borrowings under the Company's Senior Secured Revolving Credit Facility. The Company's effective borrowing rate under this program at December 31, 1999 was 6.76%. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

NOTE H - EMPLOYEE BENEFIT PLANS

     The Company has 401(k) plans for its employees to which the Company makes discretionary contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the years ended December 31, 1999 and 1998, totaled approximately $675,000 and $600,000, respectively. Amounts charged to earnings in 1997 were not significant.

     The Company does not provide any health or other benefits to retirees.



                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE I - INCOME TAXES

     Income tax expense (benefit) consists of the following:


                                                                   1999                1998               1997
                                                            ---------------     ---------------    ----------------
         Current
             Federal                                        $      (567,000)    $    11,988,000    $     (3,274,000)
             Foreign                                             10,658,000           2,302,000                  --
             State                                                   48,000               6,000               2,000
                                                            ---------------     ---------------    ----------------
                                                                 10,139,000          14,296,000          (3,272,000)

         Deferred                                                (5,962,000)         (2,680,000)          4,195,000
                                                            ---------------     ---------------    ----------------

                                                            $     4,177,000     $    11,616,000    $        923,000
                                                            ===============     ===============    ================


     The United States and foreign components of earnings before income taxes are as follows:


                                                                   1999                1998               1997
                                                            ---------------     ---------------    ----------------
         United States                                      $   (13,554,000)    $    26,353,000    $      5,293,000
         Foreign                                                 34,574,000          14,015,000          15,465,000
                                                            ---------------     ---------------    ----------------

                                                            $    21,020,000     $    40,368,000    $     20,758,000
                                                            ===============     ===============    ================


     The differences between the statutory rates and the tax rates computed on pre-tax profits are as follows:


                                                                   1999               1998                1997
                                                                   ----               ----                ----
                                                                     %                   %                  %
                                                                   -----              -----               -----
         Tax expense at statutory rates                            34.0%              34.0%               34.0%
         Foreign inflationary (gain) loss                           1.8                -                   -
         Foreign (income) loss not subject to tax                  (1.5)              (1.3)                -
         Net tax rate differential on undistributed
           foreign earnings                                       (22.6)              (7.5)              (23.5)
         Equity in joint venture (earnings) loss not
           subject to U.S. tax or already taxed                     5.6               (1.3)              (11.1)
         Effect of gross up of foreign taxes,
           net of foreign tax credit                               -                   (.1)                (.2)
         Federal withholding taxes                                 -                   -                   1.2
         Other                                                      2.6                4.9                 4.1
                                                                   ----               ----                ----

                                                                   19.9%              28.7%                4.5%
                                                                  =====              =====                ====


                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE I - INCOME TAXES - Continued

     TAX EXAMINATION

     The Internal Revenue Service has completed its examination of the Company's 1992 through 1997 tax returns and no material assessments were made. The Internal Revenue Service is currently examining the Company's 1998 tax return.

     The Company's future income tax benefits at December 31, 1999, arise primarily from the Company's and its subsidiaries' temporary differences. Valuation allowances limiting such benefits have not been recorded based on management's current estimate that future profits will be sufficient to realize these benefits.

     The primary components of future income tax benefits at December 31, 1999 and 1998 are as follows:


                                                                                      1999               1998
                                                                                ---------------    ----------------

         Inventory differences                                                  $      (526,000)   $      4,071,000
         Reserves and accrued expenses                                                9,016,000          14,206,000
                                                                                ---------------    ----------------

              Total current assets                                                    8,490,000          18,277,000

         Net operating loss and other carryforwards                                  18,554,000           1,064,000
         Fixed assets, depreciation and amortization                                (18,559,000)        (18,317,000)
         Deferred income                                                              2,054,000           5,056,000
         Other                                                                               -               65,000
                                                                                ---------------    ----------------

              Net non-current assets (liabilities)                                    2,049,000         (12,132,000)
                                                                                ---------------    ----------------

              Net deferred tax assets                                           $    10,539,000    $      6,145,000
                                                                                ===============    ================


     The tax benefits resulting from the exercise of stock options have been recorded as additions to paid-in capital in the amounts of $599,000 and $5,917,000 in 1999 and 1998, respectively.

     The Company also has federal and foreign net operating loss carryforwards of approximately $40,300,000 and U.S. tax credit carryforwards of $1,074,000, many of which do not expire and state net operating loss carryforwards totaling $48,800,000 which expire in 2013.


                                                                    (continued)

NOTE J - COMMITMENTS AND CONTINGENCIES

     LITIGATION

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

     The Company is currently advancing the legal expenses of the directors and officers who were named as defendants. Such defendants have agreed to repay the Company for all or any portion of such advances to which they are ultimately found not be entitled pursuant to applicable law. Based on the information currently available to the Company, management does not believe that the lawsuit and/or the indemnification of the officers and directors named as defendants in the above-listed matters will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, the actual effects of such indemnification on the Company cannot be finally determined until the amount of such indemnification, if any, is fixed. As of December 31, 1999, the Company had satisfied and charged to expense the monetary deductible conditions of its directors' and officers' liability insurance policy, which provides certain coverage against monetary exposure.



                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


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

     LEASES

     In January 1998, the Company entered into a long-term operating lease for a warehouse facility. Future minimum payments under this lease and other non-cancellable long-term operating leases, are as follows:

                           2000                               $     4,139,000
                           2001                                     4,139,000
                           2002                                     4,130,000
                           2003                                     4,130,000
                           2004                                     4,130,000
                           Thereafter                               9,230,000
                                                              ---------------

                                                              $    29,898,000
                                                              ===============

     Rent expense for the years ended December 31, 1999 and 1998 totaled $4,150,000 and $4,588,000, respectively. Rent expense for the year ended December 31, 1997 was insignificant.

     OTHER

     In April 1994, the Company purchased from Ourimbah Investment, Limited ("Ourimbah") the remaining 20% of the issued and outstanding capital stock of Durable (the "Purchased Shares") which had not, prior to such purchase, been owned, directly or indirectly, by the Company. In connection with such purchase, the Company agreed to make an additional payment to Ourimbah for the Purchased Shares upon the occurrence of a change of control of the Company on or before July 1, 2009. Any such additional payment will be in an amount with respect to each Purchased Share equal to the greater of (i) the same



                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

     OTHER - Continued

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

     LICENSING AGREEMENTS

     During 1998, the Company entered into certain license agreements whereby it acquired the rights to use certain brand names on its products. The agreements call for minimum royalty payments of $847,500, $962,500 and $225,000 in the years ended December 31, 2000, 2001 and 2002, respectively.

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




                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


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

     On April 30, 1998, the Compensation Committee of the Board of Directors approved the 1998 Stock Option Plan, which was ratified by the shareholders of the Company. The 1998 plan provides for the granting of nonqualified stock options to employees, consultants and directors. A total of 2,100,000 shares have been reserved under the plan as amended in March 1999.

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

     Had compensation cost for the Employees' Incentive Stock Option Plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below.


                                                                     1999               1998              1997
                                                               --------------     --------------    ---------------

              Net earnings
                  As reported                                  $   16,843,000     $   28,752,000    $    19,835,000
                  Pro forma                                    $   10,305,000     $   23,646,000    $    18,912,000

              Basic earnings per share
                  As reported                                  $          .75     $         1.43    $         1.12
                  Pro forma                                    $          .46     $         1.17    $         1.07

              Diluted earnings per share
                  As reported                                  $          .72     $         1.33    $         1.00
                  Pro forma                                    $          .44     $         1.10    $          .96


                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE K - SHAREHOLDERS' EQUITY - Continued

     STOCK OPTIONS - Continued

     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0.0 percent for all years; expected volatility ranging from 74.99 to 78.86 percent for 1999, 44.89 to 69.54 percent for 1998 and 37.85 percent for 1997; risk-free interest rates of 6.5 percent in 1999, 5.145 percent in 1998 and 5.53 percent in 1997; and expected holding periods of 4 years in 1999, 1998 and 1997.

     A summary of the status of the Company's fixed stock options as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is as follows:


                                           1999                           1998                          1997
                             ----------------------------------------------------------------------------------------------
                                             Weighted -                     Weighted -                     Weighted -
                                              Average                        Average                        Average
                                Shares        Exercise         Shares        Exercise        Shares         Exercise
                                (000)          Price           (000)          Price          (000)           Price
                             ----------    ------------     ----------    ------------    ----------     ------------

     Outstanding at
       beginning of year         4,165           11.78          2,813     $      7.77         3,369      $     7.03
     Granted                       442            8.92          2,627           17.06           235           14.94
     Exercised                    (339)           6.65         (1,139)          13.73          (764)           6.45
     Forfeited                    (210)          15.55           (136)          14.59           (27)           8.68
                             ---------     -----------      ---------     -----------     ---------      ----------
     Outstanding at
       end of year               4,058           11.70          4,165           11.78         2,813            7.77
                             =========                      =========                     =========

     Options exercisable at
       end of year               1,723                          1,103                         1,750
     Weighted-average
       fair value of options
       granted during
       the year              $    5.51                      $   7.07                      $    5.54




                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE K - SHAREHOLDERS' EQUITY - Continued

     STOCK OPTIONS - Continued

     The following information applies to options outstanding at December 31, 1999.


                                                      Options Outstanding                   Options Exercisable
                                             -------------------------------------    ------------------------------
                                                 Weighted -
                                                  Average            Weighted -                         Weighted -
           Range of                Shares        Remaining             Average            Shares          Average
       Exercise Prices              (000)    Contractual Life      Exercise Price          (000)      Exercise Price
       ---------------         -----------   -----------------   -----------------    -----------   -----------------
       $2.875 - $3.693               103            1.25             $    3.17               103        $    3.17
       $4.500 - $6.375               101           10.24                  5.37                54             4.64
       $7.000 - $10.375            2,220            4.75                  7.30             1,016             7.26
       $10.875 - $14.875             254            5.31                 12.55                67            13.16
       $18.375 - $24.50            1,360            3.34                 24.45               463            24.36
       $31.69                         20            8.42                 31.69                20            31.69
                                --------                                               ---------
       $2.875 - $31.69             4,058                                                   1,723
                                ========                                               =========


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

     STOCK PURCHASE PROGRAM

     In 1996, the Company's Board of Directors authorized a stock repurchase program, whereby, the Company can repurchase up to 10-percent of its outstanding shares (approximately 1,600,000 shares) from time to time at prevailing market rates. No shares have been purchased under the program.



                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE L - SPECIAL PREFERRED STOCK

     During 1986, the Company was authorized to issue 40,000,000 shares of $.01 par value special preferred stock. These rights entitled the holder to purchase one share of special preferred stock at a price of $.01 under certain conditions.

NOTE M - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way the Company reports information about its operating segments. With the June 26, 1998 acquisition of HPG, the Company reorganized itself into three main business units: Windmere Group, Household Products Group and Durable Manufacturing. The information for 1997 has been restated in order to conform to the new presentation:

     The Windmere Group is a distributor of a broad range of branded and private label personal care products, kitchen electric appliances and seasonal products for major retailers and appliance distributors in North America and Latin America. The segment also markets the LitterMaid self-cleaning cat litter box. The Group's products are sold primarily through independent sales representatives.

     Household Products Group is a leading manufacturer and distributor of small electric housewares, primarily cooking (toaster ovens), garment care (hand-held irons), food preparation and beverage products marketed under the licensed brand name, Black & Decker. The Group's sales are handled primarily through in house sales representatives to mass merchandisers, specialty retailers and appliance distributors in North America, Latin America and the Caribbean. The Household Products Group segment also includes the acquired manufacturing operations in Queretaro, Mexico and Asheboro, North Carolina. The Company exited the Asheboro facility as of June 30, 1999.

     Durable Manufacturing includes the Company's manufacturing operations located in Bao An County, Guangdong Province of the People's Republic of China (PRC). A majority of the Windmere Group's products are manufactured by Durable.

     Effective January 1, 2000, the Company reorganized itself into three new business units: Consumer Products North America, Consumer Products International and Manufacturing. Presentation of segment information will reflect the reorganization beginning in fiscal year 2000.

     The accounting policies of the reportable segments are the same as those described in Note A to the Company's Consolidated Financial Statements. The Company evaluates the performance of its operating segments based upon income before income taxes, interest and non-recurring and extraordinary items.




                                                                     (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE M - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

     Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments are included in the reconciliations to consolidated results.

     Segment information for the years 1999, 1998 and 1997 was as follows:
     (In Thousands)


                                                   Household
                                    Windmere        Products       Durable
                                     Group           Group      Manufacturing      Total
                                   ---------       ---------    -------------    ---------

1999
Net sales                          $ 214,772       $ 427,992      $ 167,400      $ 810,164
Intersegment net sales                    --              --        118,398        118,398
Operating earnings                    (3,044)         38,697         27,021         62,674
Depreciation and amortization            966          21,685          7,301         29,952
Total assets                         245,000         321,764        121,686        688,450
Capital expenditures                   3,910           7,384         10,225         21,519

1998
Net sales                          $ 190,369       $ 232,943      $ 141,942      $ 565,254
Intersegment net sales                    --              --         93,079         93,079
Operating earnings                      (285)         17,864         17,997         35,576
Depreciation and amortization            470          11,438          6,752         18,660
Total assets                         102,685         480,812        101,265        684,762
Capital expenditures                   2,387           2,762          8,328         13,477

1997
Net sales                          $ 192,957       $      --      $ 164,763      $ 357,720
Intersegment net sales                    --              --         96,843         96,843
Operating earnings                       114              --         19,095         19,209
Depreciation and amortization            568              --          5,917          6,485
Total assets                         100,272              --         86,356        186,628
Capital expenditures                   1,372              --          9,925         11,297





                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE M - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

     Reconciliation to consolidated amounts:


                                                                    1999              1998              1997
                                                                  ---------         ---------         ---------
     Revenues
        Total revenues for reportable segments                    $ 810,164         $ 565,254         $ 357,720
        Other revenues                                               26,543             2,181             1,008
        Eliminations of intersegment revenues                      (118,398)          (93,079)          (96,843)
                                                                  ---------         ---------         ---------

           Total consolidated revenues                            $ 718,309         $ 474,356         $ 261,885
                                                                  =========         =========         =========
     Operating earnings
        Total earnings for reportable segments                    $  62,674         $  35,576         $  19,209
        Other income                                                  4,932             1,817             2,391
        Elimination of intersegment profits                            (696)             (537)             (169)
        Unallocated amounts
           Corporate headquarters expense                            (7,393)           (6,741)           (4,675)
           Interest expense                                         (27,109)          (16,633)           (3,351)
           Repositioning charge                                       1,506           (17,201)               --
           Gain on sale of equity interest in
             joint venture                                               --            42,466                --
           Equity in net earnings (loss) of joint ventures          (12,894)            1,621             7,353
                                                                  ---------         ---------         ---------

           Consolidated operating earnings                        $  21,020         $  40,368         $  20,758
                                                                  =========         =========         =========

     Assets
        Total assets for reportable segments                      $ 688,450         $ 684,762         $ 186,628
        Other assets                                                  7,528            30,874            32,587
        Corporate headquarters - fixed assets                        10,554             8,284             7,125
        Other unallocated amounts
           Investment in joint ventures                               2,608            15,708            43,091
           Receivables from affiliates                                3,533             3,109            12,416
                                                                  ---------         ---------         ---------

           Total consolidated assets                              $ 712,673         $ 742,737         $ 281,847
                                                                  =========         =========         =========



                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE M - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION - Continued

     GEOGRAPHIC INFORMATION


                                                          1999                1998                1997
                                                       -----------         -----------         -----------
     REVENUES (1)
        United States operations                       $   560,037         $   364,293         $   189,468
        International operations
           Sales to unaffiliated customers                 158,272             110,063              72,417
           Transfers between geographical areas            118,398              93,079              96,843
        Eliminations                                      (118,398)            (93,079)            (96,843)
                                                       -----------         -----------         -----------

                                                       $   718,309         $   474,356         $   261,885
                                                       ===========         ===========         ===========

     LONG-LIVED ASSETS
        United States operations                       $ 1,020,257         $ 1,067,561         $   148,661
        International operations                           142,878             151,697              96,330
        Eliminations                                      (839,246)           (875,368)           (143,113)
                                                       -----------         -----------         -----------

           Consolidated assets                         $   323,889         $   343,890         $   101,878
                                                       ===========         ===========         ===========


     (1) Revenues are attributed to the country where the sale originates.

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


                                 (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE N - CONCENTRATION OF CREDIT AND OTHER RISKS

     The Company sells on credit terms to a majority of its customers, most of which are U.S., Canadian and Latin American retailers and distributors located throughout those countries.

     Wal-Mart accounted for 21.3% and 19.0% of 1999 and 1998 sales, respectively. Salton accounted for 12.0% of 1997 sales.

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

     The Company's manufacturing operations are conducted and located abroad. The Company also sells its products to customers located in foreign jurisdictions, including Latin America, Canada, Europe and the Far East. Prior to the HPG Acquisition, the majority of the Company's products were manufactured by Durable. In connection with the HPG Acquisition, the Company has acquired additional manufacturing facilities in Queretaro, Mexico, a country in which the Company had not previously manufactured products. The geographical distances between the Far East, the United States and Mexico create a number of logistical and communications challenges. Because the Company manufactures its products and conducts business in several foreign countries, the Company is affected by economic and political conditions in those countries, including fluctuations in the value of currency, increased duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, and the burdens and costs of compliance with a variety of foreign laws. Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could have a material adverse effect on the Company, its results of operations, prospects or debt service ability. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.

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



                                 (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE N - CONCENTRATION OF CREDIT AND OTHER RISKS - Continued

     In addition, the PRC currently enjoys normal trading relations ("NTR") trading status granted by the United States, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the United States. The United States annually reconsiders the renewal of NTR trading status for the PRC. No assurance can be given that the PRC's NTR trading status will be renewed in future years. If NTR status for goods produced in the PRC were removed, there would be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which would have a material adverse impact on the Company's revenues and earnings.

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


                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE O - RELATED PARTY TRANSACTIONS

     The Company has used the services of Top Sales Company, Inc. ("Top Sales"), an independent sales representative, since 1978. A member of the Company's Board of Directors is the sole shareholder and Chief Executive Officer of Top Sales. The Company made commission payments to Top Sales of $350,000, $497,900 and $531,100 in 1999, 1998 and 1997, respectively. In 1996, the
     President of TJK Sales Inc. ("TJK"), an independent sales representative, became a member of the Company's Board of Directors. Commission payments to TJK totaled $342,000, $468,600 and $427,000 in 1999, 1998 and 1997,
     respectively.

     In 1998, an affiliate of Lion Redcliffe, which was 50-percent owned by the Company and 50-percent owned by an entity whose president is also a director of the Company, purchased 60% of the Company's ownership interest for $375,000 resulting in a gain of $305,000.

     Included in receivables from affiliates at December 31, 1999 and 1998 are $1,382,000 and $978,400, respectively, due from the Company's President and Chief Executive Officer. Such amount is due upon demand and bears interest at the prevailing market rate.

     On April 14, 1999, the Company sold 210,000 shares of authorized Common Stock at the fair market value of $7.125 per share to its Chief Executive Officer in exchange for a collateralized promissory note. The note is on a full recourse basis, with a maturity of three years from the date of purchase and bears interest at LIBOR plus 2.75% (7.94% at December 31, 1999). The balance due to the Company at December 31, 1999 is $1,583,000.

NOTE P - SUPPLIER CONTRACT

     In January 1997, the Company through its 50-percent interests in Newtech and in Salton entered into supply contracts with the Kmart Corporation for Kmart to purchase, distribute, market and sell certain products under the White-Westinghouse brand name licensed to Salton and then Newtech. The contract's original term is 5 years subject to certain renewal provisions. Under the terms of the contract, Salton and Newtech supply Kmart, either through the Company or other manufacturers, with a broad range of small electrical appliances, consumer electronics and telephone products under the White-Westinghouse brand name. Kmart is the exclusive discount department store to market these White-Westinghouse products. The Company has entered into an agreement guaranteeing the performance of Salton and Newtech under the Kmart contract. On April 30, 1997, Salton and the Company entered into an agreement under which fees are paid to the Company in consideration of its efforts in connection with the supply contract (Note
     B). In June 1999, the Company acquired from Newtech the exclusive right and license to use the White-Westinghouse trademark in North America for the design, manufacture, and sale of certain consumer electronic products and has been assigned Newtech's rights under the long-term supply contracts with the Kmart Corporation in the United States and Zellers in Canada. According to the terms of the contracts, the Company will supply Kmart and Zellers consumer electronics under the White-Westinghouse brand. The remaining term under the Kmart contract can be extended up to 2011 upon mutual consent. The Zellers contract expires in 2004.



                                 (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company's domestic subsidiaries are guarantors of the Company's Senior Subordinated Notes (Note G). The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume that the guarantor subsidiaries were in place for all periods presented. The Company and Subsidiary Guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Subsidiary Guarantors include the following: Windmere Corporation, Windmere Holdings Corporation, Windmere Holdings Corporation II, Jerdon Products, Inc., Fortune Products, Inc., Bay Books & Tapes, Inc., Windmere Innovative Pet Products, Inc., EDI Masters, Inc., Windmere Fan Products, Inc., Household Products, Inc., HP Delaware, Inc., HP Americas, Inc., HPG LLC, HP Intellectual Corp., WD Delaware, Inc. and WD Delaware II, Inc. The Notes contain certain covenants which, among other things, restrict the ability of the Subsidiary Guarantors to make distributions to Windmere-Durable Holdings, Inc. The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

     Effective December 31, 1999, the Company reorganized its corporate structure whereby certain guarantor subsidiaries were either merged with Windmere Corporation or other guarantor subsidiaries or were dissolved and whose assets were transferred to Windmere Corporation.






                                 (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                          YEAR ENDED DECEMBER 31, 1999


                                  Windmere-
                                    Durable
                                  Holdings                               Non
                                    Inc.          Guarantors         Guarantors      Eliminations     Consolidated
                               -------------     -------------     -------------    --------------    -------------

STATEMENT OF EARNINGS

Net sales                      $          --     $ 560,037,000     $ 392,350,000    $(234,078,000)    $ 718,309,000
Cost of goods sold                        --       388,634,000       329,190,000     (233,784,000)      484,040,000
                               -------------     -------------     -------------    -------------     -------------

   Gross profit                           --       171,403,000        63,160,000         (294,000)      234,269,000

Operating (income)
  expenses                          (379,000)      150,092,000        26,861,000          442,000       177,016,000

Repositioning charge                      --        (1,506,000)               --               --        (1,506,000)
                               -------------     -------------     -------------    -------------     -------------

   Operating profit (loss)           379,000        22,817,000        36,299,000         (736,000)       58,759,000

Other (income) expense,
   net                            25,327,000        (3,993,000)        3,203,000          308,000        24,845,000
                               -------------     -------------     -------------    -------------     -------------

   Earnings (loss) before
     income taxes and
     equity in (earnings)
     loss of joint ventures      (24,948,000)       26,810,000        33,096,000       (1,044,000)       33,914,000

Income taxes (benefit)                    --        (2,535,000)        7,989,000       (1,277,000)        4,177,000

Equity in (earnings) loss
  of joint ventures               12,894,000        13,486,000                --      (13,486,000)       12,894,000
                               -------------     -------------     -------------    -------------     -------------

Net earnings (loss)            $ (37,842,000)    $  15,859,000     $  25,107,000    $  13,719,000     $  16,843,000
                               =============     =============     =============    =============     =============







                                 (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                                DECEMBER 31, 1999


                                  Windmere-
                                   Durable
                                  Holdings                               Non
                                     Inc.          Guarantors         Guarantors      Eliminations     Consolidated
                                -------------    --------------     --------------   -------------     -------------
BALANCE SHEET

Cash                            $       4,000     $   3,939,000     $   9,825,000    $          --     $  13,768,000
Accounts and other
  receivables                              --       130,350,000        55,112,000               --       185,462,000
Receivables from affiliates       (21,858,000)       (6,317,000)       31,858,000         (150,000)        3,533,000
Inventories                                --       107,199,000        58,184,000       (1,677,000)      163,706,000
Other current assets                       --        19,679,000         8,047,000       (5,411,000)       22,315,000
                                -------------     -------------     -------------    -------------     -------------

   Total current assets           (21,854,000)      254,850,000       163,026,000       (7,238,000)      388,784,000

Investments                       426,334,000       113,051,000        70,557,000     (607,334,000)        2,608,000
Property, plant and
  equipment, net                           --        14,443,000        61,540,000               --        75,983,000
Other assets                               --       466,429,000        10,781,000     (231,912,000)      245,298,000
                                -------------     -------------     -------------    -------------     -------------

   Total assets                 $ 404,480,000     $ 848,773,000     $ 305,904,000    $(846,484,000)    $ 712,673,000
                                =============     =============     =============    =============     =============

Notes and acceptances
  payable                       $          --     $          --     $     898,000    $          --     $     898,000
Accounts payable and
  accrued expenses                      1,000        55,464,000        39,007,000          631,000        95,103,000
Current maturities of
  long-term debt                   12,842,000                --           745,000               --        13,587,000
Deferred income, current
  portion                                  --           585,000                --               --           585,000
Income taxes payable                       --         1,070,000         6,871,000       (3,218,000)        4,723,000
Other current liabilities                  --        10,573,000                --               --        10,573,000
                                -------------     -------------     -------------    -------------     -------------

   Total current liabilities       12,843,000        67,692,000        47,521,000       (2,587,000)      125,469,000

Long-term debt                    244,316,000       226,288,000         8,605,000     (235,638,000)      243,571,000
Deferred income, less
  current portion                          --           236,000                --               --           236,000
Deferred income taxes                      --        16,253,000         2,966,000      (19,219,000)               --
                                -------------     -------------     -------------    -------------     -------------
   Total liabilities              257,159,000       310,469,000        59,092,000     (257,444,000)      369,276,000

Shareholders' equity              147,321,000       538,304,000       246,812,000     (589,040,000)      343,397,000
                                -------------     -------------     -------------    -------------     -------------

Total liabilities and
  Shareholders' equity          $ 404,480,000     $ 848,773,000     $ 305,904,000    $(846,484,000)    $ 712,673,000
                                =============     =============     =============    =============     =============



                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                          YEAR ENDED DECEMBER 31, 1999


                               Windmere-
                                Durable
                               Holdings                               Non
                                Inc.           Guarantors         Guarantors      Eliminations      Consolidated
                            --------------   --------------    --------------    --------------    --------------
CASH FLOW INFORMATION

Net cash provided by
  (used in) operating
  activities               $ (24,355,000)    $ 174,724,000     $   5,906,000     $(107,819,000)    $  48,456,000

Net cash provided by
  (used in) investing
  activities                  33,940,000      (103,246,000)      (39,954,000)       75,347,000       (33,913,000)

Net cash provided by
  (used in ) financing
  activities                  (9,581,000)      (70,622,000)       27,028,000        32,395,000       (20,780,000)

Effect of exchange rate               --                --          (487,000)           77,000          (410,000)

Cash at beginning                     --         3,083,000        17,332,000                --        20,415,000

Cash at end                        4,000         3,939,000         9,825,000                --        13,768,000





                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                          YEAR ENDED DECEMBER 31, 1998

                                  Windmere-
                                   Durable
                                  Holdings                              Non
                                    Inc.          Guarantors         Guarantors     Eliminations     Consolidated
                              -------------     -------------     -------------    -------------     -------------
STATEMENT OF EARNINGS

Net sales                     $          --     $ 364,293,000     $ 203,143,000    $ (93,080,000)    $ 474,356,000
Cost of goods sold                       --       261,057,000       164,022,000      (92,542,000)      332,537,000
                              -------------     -------------     -------------    -------------     -------------

   Gross profit                          --       103,236,000        39,121,000         (538,000)      141,819,000

Operating expenses                 (689,000)      106,797,000        16,122,000          360,000       122,590,000

Repositioning charge                     --         9,519,000                --               --         9,519,000
                              -------------     -------------     -------------    -------------     -------------

   Operating profit (loss)          689,000       (13,080,000)       22,999,000         (898,000)        9,710,000

Other (income) expense,
  net                             4,545,000       (41,672,000)        6,233,000        1,857,000       (29,037,000)
                              -------------     -------------     -------------    -------------     -------------

   Earnings (loss) before
     income taxes and
     equity in earnings of
     joint ventures              (3,856,000)       28,592,000        16,766,000       (2,755,000)       38,747,000

Income taxes (benefit)                   --        14,998,000         8,445,000      (11,827,000)       11,616,000

Equity in earnings of
  joint ventures                    351,000         1,270,000                --               --         1,621,000
                              -------------     -------------     -------------    -------------     -------------

Net earnings (loss)           $  (3,505,000)    $  14,864,000     $   8,321,000    $   9,072,000     $  28,752,000
                              =============     =============     =============    =============     =============





                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                                DECEMBER 31, 1998

                                    Windmere-
                                     Durable
                                    Holdings                              Non
                                      Inc.          Guarantors         Guarantors     Eliminations     Consolidated
                                -------------     -------------     -------------    -------------     -------------

     BALANCE SHEET

Cash                            $          --    $   3,083,000     $  17,332,000    $          --     $  20,415,000
Accounts and other
  receivables                              --      124,025,000        42,632,000         (820,000)      165,837,000
Receivables from affiliates        12,416,000      (16,341,000)        9,578,000          (65,000)        5,588,000
Inventories                                --      111,184,000        55,712,000       (1,431,000)      165,465,000
Other current assets                       --       29,369,000         6,594,000        5,579,000        41,542,000
                                -------------    -------------     -------------    -------------     -------------

   Total current assets            12,416,000      251,320,000       131,848,000        3,263,000       398,847,000

Investments                       425,913,000       22,778,000        70,500,000     (503,483,000)       15,708,000
Property, plant and
  equipment, net                           --       15,159,000        60,918,000               --        76,077,000
Other assets                               --      603,710,000        20,279,000     (371,884,000)      252,105,000
                                -------------    -------------     -------------    -------------     -------------

   Total assets                 $ 438,329,000    $ 892,967,000     $ 283,545,000    $(872,104,000)    $ 742,737,000
                                =============    =============     =============    =============     =============

Notes and acceptances
  payable                       $          --    $  11,350,000     $          --    $ (11,350,000)    $          --
Accounts payable and
  accrued expenses                         --       41,851,000        74,739,000         (819,000)      115,771,000
Current maturities of
  long-term debt                    8,630,000               --                --               --         8,630,000
Deferred income, current
  portion                                  --          479,000                --               --           479,000
Income taxes payable                       --        5,618,000           895,000       (3,820,000)        2,693,000
Other current liabilities                  --        3,840,000                --               --         3,840,000
                                -------------    -------------     -------------    -------------     -------------
   Total current liabilities        8,630,000       63,138,000        75,634,000      (15,989,000)      131,413,000

Long-term debt                    260,370,000      382,918,000                --     (370,918,000)      272,370,000
Deferred income, less
  current portion                          --        2,021,000                --          783,000         2,804,000
Deferred income taxes                      --        8,549,000         2,986,000          597,000        12,132,000
                                -------------    -------------     -------------    -------------     -------------
   Total liabilities              269,000,000      456,626,000        78,620,000     (385,527,000)      418,719,000

Shareholders' equity              169,329,000      436,341,000       204,925,000     (486,577,000)      324,018,000
                                -------------    -------------     -------------    -------------     -------------

Total liabilities and
  Shareholders' equity          $ 438,329,000    $ 892,967,000     $ 283,545,000    $(872,104,000)    $ 742,737,000
                                =============    =============     =============    =============     =============


                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                          YEAR ENDED DECEMBER 31, 1998

                               Windmere-
                               Durable
                               Holdings                              Non
                                 Inc.          Guarantors         Guarantors     Eliminations     Consolidated
                           -------------     -------------     -------------    -------------     -------------
CASH FLOW INFORMATION

Net cash provided by
  (used in) operating
  activities               $  (5,688,000)    $(374,871,000)    $  17,626,000     $ 317,460,000     $ (45,473,000)

Net cash provided by
  (used in) investing
  activities                (354,574,000)     (312,095,000)      (45,443,000)      461,555,000      (250,557,000)

Net cash provided by
  financing activities       360,262,000       690,049,000        37,014,000      (779,015,000)      308,310,000

Effect of exchange rate               --                --           (89,000)               --           (89,000)

Cash at beginning                     --                --         8,224,000                --         8,224,000

Cash at end                           --         3,083,000        17,332,000                --        20,415,000






                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                          YEAR ENDED DECEMBER 31, 1997


                                  Windmere-
                                  Durable
                                  Holdings                              Non
                                    Inc.          Guarantors        Guarantors       Eliminations      Consolidated
                              --------------    -------------     -------------     --------------    --------------

STATEMENT OF EARNINGS

Net sales                     $          --     $ 189,468,000     $ 169,260,000     $ (96,843,000)    $ 261,885,000
Cost of goods sold                       --       146,030,000       145,779,000       (96,674,000)      195,135,000
                              -------------     -------------     -------------     -------------     -------------

   Gross profit                          --        43,438,000        23,481,000          (169,000)       66,750,000

Operating expenses                 (675,000)       48,072,000         4,963,000           361,000        52,721,000

Repositioning charge                     --                --                --                --                --
                              -------------     -------------     -------------     -------------     -------------

   Operating profit (loss)          675,000        (4,634,000)       18,518,000          (530,000)       14,029,000

Other (income) expense,
   net                           (3,066,000)        1,167,000        (3,425,000)        5,948,000           624,000
                              -------------     -------------     -------------     -------------     -------------

   Earnings (loss) before
     income taxes and
     equity in earnings of
     joint ventures               3,741,000        (5,801,000)       21,943,000        (6,478,000)       13,405,000

Income taxes (benefit)                   --        (1,967,000)        2,507,000           383,000           923,000

Equity in earnings of
  joint ventures                  7,353,000         6,775,000                --        (6,775,000)        7,353,000
                              -------------     -------------     -------------     -------------     -------------

Net earnings (loss)           $  11,094,000     $   2,941,000     $  19,436,000     $ (13,636,000)    $  19,835,000
                              =============     =============     =============     =============     =============





                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                                DECEMBER 31, 1997

                                   Windmere-
                                   Durable
                                   Holdings                              Non
                                     Inc.          Guarantors        Guarantors       Eliminations     Consolidated
                                -------------    -------------     -------------     -------------     --------------
BALANCE SHEET

Cash                            $          --    $          --     $   8,224,000     $          --     $   8,224,000
Accounts and other
  receivables                              --       45,235,000         4,788,000        (6,685,000)       43,338,000
Receivables from affiliates         3,064,000      (24,940,000)       27,573,000         9,594,000        15,291,000
Inventories                                --       63,054,000        39,981,000          (863,000)      102,172,000
Other current assets                       --       10,179,000         1,582,000          (826,000)       10,935,000
                                -------------    -------------     -------------     -------------     -------------
   Total current assets             3,064,000       93,528,000        82,148,000         1,220,000       179,960,000

Investment                         80,692,000       50,423,000        46,199,000      (134,223,000)       43,091,000
Property, plant and
  equipment, net                           --        7,310,000        29,889,000                --        37,199,000
Other assets                               --       10,238,000        20,250,000        (8,891,000)       21,597,000
                                -------------    -------------     -------------     -------------     -------------

   Total assets                 $  83,756,000    $ 161,499,000     $ 178,486,000     $(141,894,000)    $ 281,847,000
                                =============    =============     =============     =============     =============

Notes and acceptances
  payable                       $          --    $  49,350,000     $   4,982,000     $ (11,350,000)    $  42,982,000
Accounts payable                           --        7,120,000         8,054,000          (574,000)       14,600,000
Accrued expenses                    2,179,000        6,141,000         3,885,000            33,000        12,238,000
Current maturities of
  long-term debt                           --          815,000                --         3,000,000         3,815,000
Deferred income,
  current portion                          --          998,000          (179,000)         (572,000)          247,000
                                -------------    -------------     -------------     -------------     -------------
   Total current liabilities        2,179,000       64,424,000        16,742,000        (9,463,000)       73,882,000

Long-term debt                     10,848,000        8,222,000                --        (3,000,000)       16,070,000
Deferred income, less
  current portion                          --          126,000                --           948,000         1,074,000
Deferred income taxes                      --         (185,000)        2,153,000        (1,968,000)               --
                                -------------    -------------     -------------     -------------     -------------
   Total liabilities               13,027,000       72,587,000        18,895,000       (13,483,000)       91,026,000

Shareholders' equity               70,729,000       88,912,000       159,591,000      (128,411,000)      190,821,000
                                -------------    -------------     -------------     -------------     -------------

Total liabilities and
  Shareholders' equity          $  83,756,000    $ 161,499,000     $ 178,486,000     $(141,894,000)    $ 281,847,000
                                =============    =============     =============     =============     =============


                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997



NOTE Q - CONDENSED CONSOLIDATING FINANCIAL INFORMATION - Continued

                          YEAR ENDED DECEMBER 31, 1997

                             Windmere-
                             Durable
                             Holdings                            Non
                               Inc.           Guarantors      Guarantors      Eliminations     Consolidated
                           ------------     -------------    -------------    -------------    -------------
CASH FLOW INFORMATION

Net cash provided by
  (used in) operating
  activities               $  4,252,000     $(16,546,000)    $ 20,694,000     $ (6,438,000)    $  1,962,000

Net cash used in
  investing activities       (4,371,000)     (40,768,000)     (18,411,000)      41,040,000      (22,510,000)

Net cash provided by
  (used in) financing
  activities                    119,000       55,197,000         (400,000)     (34,602,000)      20,314,000

Effect of exchange rate              --               --         (322,000)              --         (322,000)

Cash at beginning                    --        2,117,000        6,663,000               --        8,780,000

Cash at end                          --               --        8,224,000               --        8,224,000





                                                                    (continued)

                WINDMERE-DURABLE HOLDINGS, INC. AND SUBSIDIARIES

                           SUPPLEMENTAL FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results for the years 1999 and 1998 are set forth in the following tabulation. (In Thousands)


                                                            Net           Earnings
                                             Gross        Earnings         (Loss)
                               Sales         Profit        (Loss)         Per Share
                              --------      --------      --------       --------
          1999
          First quarter       $118,853      $ 33,700      $ (6,529)      $   (.30)
          Second quarter       149,168        42,965       (10,565)*         (.47)
          Third quarter        204,229        65,092        13,973            .59
          Fourth quarter       246,059        92,512        19,964            .84
                              --------      --------      --------       --------
                   Total      $718,309      $234,269      $ 16,843          $ .66 **
                              ========      ========      ========       ========

          1998
          First quarter       $ 55,394      $ 14,167      $  1,136       $    .06
          Second quarter        62,568         9,529        (7,864)          (.42)
          Third quarter        160,453        58,218        34,960 ***       1.58
          Fourth quarter       195,941        59,905           520            .02
                              --------      --------      --------       --------
                   Total      $474,356      $141,819      $ 28,752       $   1.24 **
                              ========      ========      ========       ========


     * Includes a one time non-cash charge of $12.6 million ($8.3 million after tax) or .55 per share for the writedown of the Company's investment in a joint venture.

     ** Difference of $.06 from statement of earnings for 1999 full year due to exclusion of effect of stock options in earnings per share calculation in first and second quarters. Difference of $.09 from statement of earnings for 1998 full year due to exclusion of effect of stock options in earnings per share calculation in the second quarter.

     *** Includes a one time repositioning charge of $11.0 million, after tax and an after-tax gain on the sale of the Company's equity interest in Salton of $27.5 million.

QUARTERLY STOCK QUOTATIONS AND DIVIDENDS PER SHARE

The Company's common stock is traded on the New York Stock Exchange under the symbol WND. High and low market prices per share in 1999 and 1998, by quarters, are as follows:

                                                           Market Price
                                                       High           Low
                                                      ------         ------
         1999
         Fourth quarter                               17-1/4         11-3/4
         Third quarter                                16-3/8         12-1/16
         Second quarter                               16-7/8          6-3/8
         First quarter                                 7-3/4          4-3/4

         1998
         Fourth quarter                                7-3/4          4-5/16
         Third quarter                                36-5/8           5-5/8
         Second quarter                               35-13/16        24-1/2
         First quarter                                28-7/8          20-3/8


The approximate number of holders of common stock of the Company, as of December 31, 1999, was 1,100. This number does not include any adjustment for shareholders owning common stock in the Depository Trust name or otherwise in "Street" name, which the Company believes represents an additional 9,100 shareholders.

                Windmere-Durable Holdings, Inc. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years ended December 1999, 1998 and 1997


            COLUMN A                          COLUMN B     COLUMN C            COLUMN D               COLUMN E      COLUMN F
           -----------                       ------------ -----------   ------------------------    -----------    ------------
                                                                               Additions
                                                                        ------------------------
                                              Balance at   Purchase     Charged to    Charged                       Balance at
                                              Beginning     Price       Costs and     to Other                       End of
           Description                        of Period    Reserves      Expenses     Accounts       Deductions      Period
           -----------                       ------------ -----------   -----------  -----------    -----------    ------------
Year ended December 31, 1999

     Reserves deducted from assets to which
       they apply:
        Allowance for possible losses on
          accounts receivable                $ 7,367,000  $(1,324,000)  $ 4,228,000   25,000 (a)   $(1,535,000) (b)  $ 8,761,000
                                             ===========  ===========   ===========  ===========   ============       ==========
Year ended December 31, 1998

     Reserves deducted from assets to which
       they apply:
        Allowance for possible losses on
          accounts receivable                $ 1,111,000  $ 3,881,000   $ 2,450,000  245,000 (a)     $(320,000) (b)  $ 7,367,000
                                             ===========  ===========   ===========  ===========    ===========      ===========

Year ended December 31, 1997

     Reserves deducted from assets to which
       they apply:
        Allowance for possible losses on
          accounts receivable                $ 1,129,000  $        --   $   433,000   63,000 (a)     $(514,000) (b)  $ 1,111,000
                                             ===========  ===========   ===========  ===========     ==========      ===========



(a)    Recoveries of amounts previously written off against the reserve.

(b)    Write-off of accounts receivable against the reserve.