Form 10-Q
period 2000-03-31
APPLICA INC
filed 2000-05-15
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-10177

                              APPLICA INCORPORATED
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

                         WINDMERE-DURABLE HOLDINGS, INC.
                    FORMER NAME, IF CHANGED SINCE LAST REPORT

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days.

                                                               Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 NUMBER OF SHARES OUTSTANDING
                 CLASS                                  ON MAY 8, 2000
                 -----                           -----------------------------
     Common Stock, $.10 Par Value                         22,951,106

                              APPLICA INCORPORATED

                                      INDEX

PART I. FINANCIAL INFORMATION

         ITEM 1.  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2000 and 1999.........................................           3

                  Consolidated Balance Sheets as of
                  March 31, 2000, and December 31, 1999..............................................         4-5

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2000 and 1999.................................           6

                  Notes to Consolidated Financial Statements.........................................        7-13

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......................................       14-20

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........................          20

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings .................................................................          21

         ITEM 6.  Exhibits and Reports on Form 8-K...................................................          21

SIGNATURES...........................................................................................          22


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              APPLICA INCORPORATED
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------------------------------
                                                                               2000                       1999
                                                                   -------------------------     ------------------------------
Sales and Other Revenues ....................................      $ 146,691           100.0%       $ 118,853           100.0%
Cost of Goods Sold ..........................................        102,277            69.7           81,895            68.9
                                                                   ---------       ---------        ---------       ---------
     Gross Profit ...........................................         44,414            30.3           36,958            31.1
Selling, General and
     Administrative Expenses ................................         42,597            29.1           39,128            32.9
                                                                   ---------       ---------        ---------       ---------
     Operating Profit .......................................          1,817             1.2           (2,170)           (1.8)
Other (Income) Expense
     Interest Expense .......................................          6,280             4.3            6,205             5.2
     Interest and Other Income ..............................           (430)            (.3)            (289)            (.2)
                                                                   ---------       ---------        ---------       ---------
                                                                       5,850             4.0            5,916             5.0
                                                                   ---------       ---------        ---------       ---------
Loss before Equity
     in Net Loss of Joint
     Ventures and Income Taxes ..............................         (4,033)           (2.8)          (8,086)           (6.8)
Equity in Net Loss
     of Joint Ventures ......................................             --              --             (519)            (.4)
                                                                   ---------       ---------        ---------       ---------
Loss Before
     Income Taxes ...........................................         (4,033)           (2.8)          (8,605)           (7.2)
Provision (Benefit) for
     Income Taxes ...........................................         (1,005)            (.7)          (2,076)           (1.7)
                                                                   ---------       ---------        ---------       ---------
Net Loss ....................................................      $  (3,028)           (2.1)%      $  (6,529)           (5.5)%
                                                                   =========       =========        =========       =========
Earnings Per Share - basic ..................................      $    (.13)                       $    (.30)
                                                                   =========                        =========
Earnings Per Share - diluted ................................      $    (.13)                            (.30)
                                                                   =========                        =========










The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              MARCH 31, 2000      DECEMBER 31, 1999
                                                                              --------------      -----------------
ASSETS

CURRENT ASSETS

Cash & Cash Equivalents ...............................................            $  9,604            $ 13,768
Accounts and Other Receivables,
     less allowances of $8,751 and
     $8,761, respectively .............................................             161,931             172,500
Receivables from Affiliates (Note 1) ..................................               3,440               3,533
Other Receivables .....................................................                  --              12,962
Inventories
     Raw Materials ....................................................               8,780               9,045
     Work-in-process ..................................................              21,239              18,547
     Finished Goods ...................................................             150,636             136,114
                                                                                   --------            --------
         Total Inventories ............................................             180,655             163,706
Prepaid Expenses ......................................................              16,135              12,703
Refundable Income Taxes ...............................................               1,122               1,122
Future Income Tax Benefits ............................................               8,490               8,490
                                                                                   --------            --------
     Total Current Assets .............................................             381,377             388,784

INVESTMENT IN JOINT VENTURE
     (NOTE 2) .........................................................               2,342               2,608

PROPERTY, PLANT & EQUIPMENT -
     AT COST, less accumulated
     depreciation of $71,913 and
     $69,597, respectively ............................................              81,184              75,983
Long-term future income tax benefits ..................................               2,049               2,049

OTHER ASSETS ..........................................................             238,624             243,249
                                                                                   --------            --------

TOTAL ASSETS  ........................................................            $ 705,576            $712,673
                                                                                   ========            ========





                                                                   (Continued)

                              APPLICA INCORPORATED
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)
                                 (IN THOUSANDS)

                                                           MARCH 31, 2000         DECEMBER 31, 1999
                                                           --------------         -----------------
LIABILITIES

CURRENT LIABILITIES

Notes and acceptances payable ...................            $   1,716             $     898
Current Maturities of Long-Term Debt ............               15,342                13,587
Accounts Payable and Accrued Expenses ...........               78,668                95,103
Income taxes payable ............................                1,015                 4,723
Deferred Income, current portion ................                  585                   585
Other current liabilities .......................                   --                10,573
                                                             ---------             ---------
              Total Current Liabilities .........               97,326               125,469

LONG-TERM DEBT ..................................              266,338               243,571

DEFERRED INCOME, less current portion ...........                  227                   236

SHAREHOLDERS' EQUITY (Note 2)

Special Preferred Stock -
     Authorized 40,000 shares of
         $.01 par value; none issued ............                   --                    --

Common Stock - authorized
     40,000 shares of $.10 par
     value; shares outstanding:
     22,920 and 22,641,
     respectively ...............................                2,292                 2,264
Paid-in Capital .................................              150,996               149,548
Retained Earnings ...............................              191,654               194,682
Accumulated Other Comprehensive Loss ............               (1,761)               (1,601)
Note receivable - officer .......................               (1,496)               (1,496)
                                                             ---------             ---------
Total Shareholders' Equity ......................              341,685               343,397
                                                             ---------             ---------
         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 705,576             $ 712,673
                                                             =========             =========





The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                          2000            1999
                                                                                          ----            ----
Cash flows from operating activities:
     Net loss .....................................................................      $ (3,028)      $ (6,529)
Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation of property, plant and equipment ................................         4,508          4,400
     Amortization of intangible assets ............................................         4,952          4,330
     Amortization of deferred income ..............................................            (9)            --
     Net change in allowance for losses on accounts receivable ....................            10          1,107
     Changes in assets and liabilities
         Decrease in accounts and other receivables ...............................        10,559         37,626
         Decrease (increase) in inventories .......................................       (16,949)        10,192
         Increase in prepaid expenses .............................................        (3,432)          (906)
         Increase in other assets .................................................          (327)        (1,845)
         Decrease in other receivables ............................................        12,962             --
         Decrease in accounts payable and accrued expenses ........................       (16,435)       (25,420)
         Decrease in current and deferred income taxes ............................        (3,708)        (8,587)
         Decrease in other liabilities ............................................       (10,573)            --
         Decrease in deferred income ..............................................            --         (1,181)
         Decrease in other accounts ...............................................          (160)           (52)
                                                                                         --------       --------
              Net cash  provided by (used in)
                operating activities ..............................................       (21,630)        13,135

Cash flows from investing activities:
     Additions to property, plant and equipment - net .............................        (9,709)        (4,745)
     Equity in net earnings (loss) of joint ventures ..............................           266            526
     Decrease in receivable accounts
         and notes from affiliates ................................................            93          1,318
                                                                                         --------       --------
              Net cash used in investing activities ...............................        (9,350)        (2,901)

Cash flows from financing activities:
     Net borrowings under lines of credit .........................................      $    818       $     --
     Long-term debt - net .........................................................        24,522        (16,878)
     Exercise of stock options and warrants .......................................         1,476             23
                                                                                         --------       --------
         Net cash provided by (used in) financing activities ......................        26,816        (16,855)
              Decrease in cash
                and cash equivalents ..............................................        (4,164)        (6,621)
Cash and cash equivalents at beginning of year ....................................        13,768         20,415
                                                                                         --------       --------
Cash and cash equivalents at end of quarter .......................................      $  9,604       $ 13,794
                                                                                         ========       ========

                                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
     Interest .....................................................................      $  9,698       $  9,615
     Income taxes .................................................................      $  1,204       $  2,505




The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ACCOUNTING POLICIES

         INTERIM REPORTING

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified for comparability.

         RECEIVABLES FROM AFFILIATES

         Receivables from Affiliates include accounts receivable which arise in the ordinary course of business and are settled as trade obligations, as well as the current portion of notes receivable due from certain of the Company's joint venture partners (affiliates) and a Company officer. Notes receivable are due upon demand and bear interest at prevailing market interest rates.

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. Outstanding at March 31, 2000 is $11,000,000, in contracts and/or options to purchase foreign currency, forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of six months or less.

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

         As of March 31, 2000, the Company had purchased a swap on $80,000,000 notional principal amount with a market value of approximately ($1,840,000). The market value represents the amount the Company would have to pay to exit the contract at March 31, 2000. The Company does not intend to exit the contract at this time.

2.       SHAREHOLDERS' EQUITY

         EARNINGS PER SHARE

         Basic shares for the three month periods ended March 31, 2000 and 1999 were 22,719,389 and 22,090,966, respectively. All common stock equivalents have been excluded from the per share calculations as the Company incurred net losses in both periods and their inclusion would have been anti-dilutive.

3.       COMMITMENTS AND CONTINGENCIES

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

4.       BUSINESS SEGMENT INFORMATION

         Effective January 1, 2000, the Company reorganized into three new business units: Consumer Products North America, Consumer Products International and Manufacturing. The information for 1999 has been restated in order to conform to the new presentation.

         The Consumer Products North America segment distributes kitchen electric, personal care and home environment products under licensed brand names such as Black & Decker, as well as the Windmere and private label brand names. The sales are handled primarily through in house sales representatives to mass merchandisers, specialty retailers and appliance distributors in the United States and Canada.

         The Consumer Products International segment distributes kitchen electric, personal care and home environment products under the Black &

         Decker and Windmere brand names. Products are marketed throughout all countries in Latin America except for Brazil.

         The Manufacturing segment includes the Company's operations located in Bao An County, Guangdong Province of the Peoples' Republic of China
         (PRC) and in Queretaro, Mexico. The majority of the Company's products are manufactured in these two facilities.

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

         Segment information for the three month periods ended March 31, are as follows: (In Thousands)

                                            CONSUMER PRODUCTS    CONSUMER
                                                  NORTH          PRODUCTS
                                                 AMERICA       INTERNATIONAL      MANUFACTURING        TOTAL
                                                 -------       -------------      -------------        -----
         2000:
         Net Sales......................    $      108,534    $      20,414     $      93,613   $      222,561
         Intersegment net sales.........             1,625               --            80,374           81,999
         Operating earnings (loss) .....           (10,125)             510             9,968              353

         1999:
         Net Sales......................            89,604           14,901            48,374          152,879
         Intersegment net sales.........                --               --            36,891           36,891
         Operating earnings (loss) .....           (11,194)             602             5,770          (4,822)

         Reconciliation to consolidated amounts:

                                                                                     2000             1999
                                                                                     ----             ----
         REVENUES:
         Total revenues for reportable segments............................     $     222,561   $      152,879
         Other revenues....................................................             6,129            2,865
         Eliminations of intersegment revenues.............................           (81,999)         (36,891)
                                                                                -------------   --------------
              Total consolidated revenues..................................     $     146,691   $      118,853
                                                                                =============   ==============
         Operating earnings:
              Total earnings for reportable segments.......................     $         353   $       (4,822)
              Other earnings ..............................................             1,894            2,941
              Interest expense.............................................            (6,280)          (6,205)
              Equity in net earnings (loss) of joint ventures..............                --             (519)
                                                                                -------------   --------------
              Consolidated earnings before income taxes....................     $      (4,033)  $       (8,605)
                                                                                =============   ==============


5.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries of the Company's Senior Subordinated Notes ("Notes") (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume as if the guarantor subsidiaries were in place for all periods presented. The Company and subsidiary guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantors include the following: Windmere Corporation, Windmere Holdings Corporation, Windmere Holdings Corporation II, Fortune Products, Inc., Bay Books & Tapes, Inc., HP Delaware, Inc., HP Americas, Inc., HPG LLC, HP Intellectual Corp. and WD Delaware, Inc. The Notes contain certain covenants which, among other things, will restrict the ability of the Subsidiary Guarantors to make distributions to the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

                        THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                    APPLICA                      NON
                                                 INCORPORATED  GUARANTORS    GUARANTORS ELIMINATIONS   CONSOLIDATED
                                                 ------------  ----------    -----------------------   ------------
STATEMENT OF OPERATIONS
Net Sales .....................................          --      112,683      116,007      (81,999)     146,691
Cost of goods sold ............................          --       86,701       97,575      (81,999)     102,277
                                                   --------     --------     --------     --------     --------
Gross Profit ..................................          --       25,982       18,432           --       44,414
Operating Expenses ............................      (1,272)      36,509        7,270           90       42,597
                                                   --------     --------     --------     --------     --------
Operating Profit (loss) .......................       1,272      (10,527)      11,162          (90)       1,817
Other (income) expense, net ...................       6,348         (470)         (28)          --        5,850
                                                   --------     --------     --------     --------     --------
Earnings (loss) before income taxes and
     equity in earnings (loss) of joint
     ventures .................................      (5,076)     (10,057)      11,190          (90)      (4,033)
Provision (benefit) for income taxes ..........          --           43        2,107       (3,155)      (1,005)
Equity in net earnings (loss)
     of joint ventures ........................          --           --           --           --           --
                                                   --------     --------     --------     --------     --------
Net earnings (loss) ...........................      (5,076)     (10,100)       9,083        3,065       (3,028)
                                                   ========     ========     ========     ========     ========

BALANCE SHEET
Cash ..........................................           7       (3,460)      13,057           --        9,604
Accounts and other receivables ................          --      110,790       51,141           --      161,931
Receivables from affiliates ...................        (673)     (39,941)      44,052            2        3,440
Inventories ...................................          --      118,227       64,278       (1,850)     180,655
Other current assets ..........................          --       17,936       13,313       (5,502)      25,747
                                                   --------     --------     --------     --------     --------
     Total current assets .....................        (666)     203,552      185,841       (7,350)     381,377
Investments in joint ventures .................     426,067      113,052       70,543     (607,320)       2,342
Property, plant and equipment, net ............          --       16,311       64,873           --       81,184
Other assets ..................................          --      399,148       11,177     (169,652)     240,673
                                                   --------     --------     --------     --------     --------
     Total assets .............................     425,401      732,063      332,434     (784,322)     705,576
                                                   ========     ========     ========     ========     ========

LIABILITIES:
Notes payable .................................          --           --        1,716           --        1,716
Accounts payable and accrued expenses .........          --       22,173       56,495           --       78,668
Current maturities of long term debt ..........      15,342           --           --           --       15,342
Deferred income, current portion ..............          --          585           --           --          585
Income taxes payable ..........................          --        1,034        6,293       (6,312)       1,015
                                                   --------     --------     --------     --------     --------
     Total current liabilities ................      15,342       23,792       64,504       (6,312)      97,326
Long term debt ................................     266,338      163,572        9,350     (172,922)     266,338
Deferred income, less current portion .........          --          227           --           --          227
Deferred income taxes .........................          --       16,253        2,847      (19,100)          --
                                                   --------     --------     --------     --------     --------
     Total liabilities ........................     281,680      203,844       76,701     (198,334)     363,891
     Shareholders' equity .....................     143,721      528,219      255,733     (585,988)     341,685
                                                   --------     --------     --------     --------     --------
     Total liabilities and shareholders' equity     425,401      732,063      332,434     (784,322)     705,576
                                                   ========     ========     ========     ========     ========

Cash Flow Information

Net cash provided by (used in) operating
     activities ...............................      (5,077)    (927,718)      20,785      890,540      (21,470)
Net cash provided by (used in) investing
     activities ...............................     (20,918)     983,020      (17,231)    (954,221)      (9,350)
Net cash provided by (used in) financing
     activities ...............................      25,998      (62,701)        (162)      63,681       26,816
Effect of exchange rate .......................          --           --         (160)          --         (160)
Cash at beginning .............................           4        3,939        9,825           --       13,768
Cash at end ...................................           7       (3,460)      13,057           --        9,604


                        THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)


                                                    APPLICA                      NON
                                                 INCORPORATED  GUARANTORS    GUARANTORS ELIMINATIONS   CONSOLIDATED
                                                 ------------  ----------    ---------- ------------   ------------
STATEMENT OF OPERATIONS
Net Sales .....................................          --       91,517       50,854      (23,518)     118,853
Cost of goods sold ............................          --       65,563       40,163      (23,831)      81,895
                                                   --------     --------     --------     --------     --------
Gross Profit ..................................          --       25,954       10,691          313       36,958
Operating Expenses ............................        (176)      33,114        6,100           90       39,128
                                                   --------     --------     --------     --------     --------
Operating Profit (loss) .......................         176       (7,160)       4,591          223       (2,170)
Other (income) expense, net ...................       5,986          248         (318)          --        5,916
                                                   --------     --------     --------     --------     --------
Earnings (loss) before income taxes and
     equity in earnings (loss) of joint
     ventures .................................      (5,810)      (7,408)       4,909          223       (8,086)
Provision (benefit) for income taxes ..........          --        1,692           60       (3,828)      (2,076)
Equity in net earnings (loss)
     of joint ventures ........................         393         (912)          --           --         (519)
                                                   --------     --------     --------     --------     --------
Net earnings (loss) ...........................      (5,417)     (10,012)       4,849        4,051       (6,529)
                                                   ========     ========     ========     ========     ========

BALANCE SHEET

Cash ..........................................          10       (1,100)      14,884           --       13,794
Accounts and other receivables ................          --       75,919       47,005        4,180      127,104
Receivables from affiliates ...................       1,744        4,207        1,357       (3,038)       4,270
Inventories ...................................          --       89,570       63,754        1,949      155,273
Other current assets ..........................          --       25,914        4,596       17,830       48,340
                                                   --------     --------     --------     --------     --------
     Total current assets .....................       1,754      194,510      131,596       20,921      348,781
Investments in joint ventures .................     426,306       22,252       70,500     (503,876)      15,182
Property, plant and equipment, net ............          --       12,587       63,835           --       76,422
Other assets ..................................          --      601,226       20,280     (371,886)     249,620
                                                   --------     --------     --------     --------     --------
     Total assets .............................     428,060      830,575      286,211     (854,841)     690,005
                                                   ========     ========     ========     ========     ========

LIABILITIES:

Accounts payable and accrued expenses .........           3       74,393       36,872      (17,077)      94,191
Current maturities of long term debt ..........       7,842           --           --           --        7,842
Deferred income, current portion ..............          --          637           --           --          637
Income taxes payable ..........................          --          394          900       (1,294)          --
                                                   --------     --------     --------     --------     --------
     Total current liabilities ................       7,845       75,424       37,772      (18,371)     102,670
Long term debt ................................     256,280      370,918           --     (370,918)     256,280
Deferred income, less current portion .........          --       17,943           --      (16,479)       1,464
Deferred income taxes .........................          --       16,253        2,984       (7,106)      12,131
                                                   --------     --------     --------     --------     --------
     Total liabilities ........................     264,125      480,538       40,756     (412,874)     372,545
     Shareholders' equity .....................     163,935      350,037      245,455     (441,967)     317,460
                                                   --------     --------     --------     --------     --------
     Total liabilities and shareholders' equity     428,060      830,575      286,211     (854,841)     690,005
                                                   ========     ========     ========     ========     ========

Cash Flow Information

Net cash provided by (used in) operating
     activities ...............................      (5,414)     116,007      (43,382)     (53,498)      13,713
Net cash provided by (used in) investing
     activities ...............................      10,279      (20,548)       5,305        1,537       (3,427)
Net cash provided by (used in) financing
     activities ...............................      (4,855)     (99,642)      35,681       51,961      (16,855)
Effect of exchange rate .......................          --           --          (52)          --          (52)
Cash at beginning .............................          --        3,083       17,332           --       20,415
Cash at end ...................................          10       (1,100)      14,884           --       13,794


6.       SUBSEQUENT EVENTS

         On May 9, 2000, the shareholders of the Company voted to change the name of the Company to Applica Incorporated. The name change was effective on May 10, 2000. In addition, the shareholders voted to approve the Second Amended and Restated Articles of Incorporation of the Company, which increases the authorized number of shares of Common Stock from 40,000,000 to 75,000,000 and eliminates the Company's Special Preferred Stock. The Special Preferred Stock and the applicable Special Preferred Rights Plan (the "Rights Plan") were adopted by the Company's shareholders at the 1986 Annual Meeting of Shareholders. The Rights Plan was intended to preserve for the Company and its shareholders the benefits of any recovery in the Company's lawsuit with North American Philips Corporation, U.S. Philips Corporation and N.V. Philips by preventing those benefits from being obtained by Philips or any other party that might attempt to appropriate the value of any ultimate recovery from the lawsuit by acquiring shares of the Company's common stock at a price not fully reflective of such recovery. During 1992, the Company received $57 million from Philips in settlement of the lawsuit. Pursuant to the Rights Plan, the right to purchase shares of Special Preferred Stock expired on the last day of the end of the seven-year period following the entry of non-appealable court order favorable to the Company, which was in May 1992.

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

The Company, through its subsidiaries, is a leading diversified manufacturer and distributor of a broad range of branded and private label small household appliances, including electric housewares (kitchen and garment care), personal care, and other products. The Company manufactures and markets products under licensed brand names, such as Black & Decker(R) and White-Westinghouse(R), under the Windmere(R) and other Company-owned brand names and under private-label brand names. The Company's customers for such products include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. In addition, the Company manufactures products on an OEM basis for other major consumer products companies. The Company also manufactures and markets the LitterMaid(R) self-cleaning cat litter box.

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of sales and other revenues are set forth below:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                           2000             1999
                                                                                           ----             ----
Net Sales     .........................................................                   100.0%           100.0%
Cost of goods sold.....................................................                    69.7             68.9
                                                                                    -----------      -----------
Gross Profit  .........................................................                    30.3             31.1
Selling, general and administrative expenses...........................                    29.1             32.9
Other (income) expense - net...........................................                     4.0              5.0
Equity in net earnings (loss) of joint ventures........................                      --              (.4)
                                                                                    -----------      -----------
Earnings (loss) before income taxes....................................                    (2.8)            (7.2)
Provision (benefit) for income taxes...................................                     (.7)            (1.7)
                                                                                    -----------      -----------
Net earnings (loss)....................................................                    (2.1)%           (5.5)%
                                                                                    ===========      ===========


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

SALES AND OTHER REVENUES

Sales and other revenues ("Revenues") for the Company increased by $27.8 million to $146.7 million, an increase of 23.4% over Revenues for the first quarter of 1999. Sales to Walmart accounted for 20% and 18% of total sales for the 2000 and 1999 periods, respectively.

The change is primarily the result of a $19.4 million increase in sales of Black & Decker and Windmere branded kitchen products. An increase of $3.8 million in sales of White-Westinghouse electronics as well as a $1.7 million increase in Durable OEM sales also contributed to the overall increase.

GROSS PROFIT MARGIN

Gross profit increased by $7.5 million yet decreased slightly as a percentage of sales to 30.3% of revenues in 2000 from 31.1% in the 1999 period. The decrease is attributed to a change in the Company's overall product mix, as well as pricing changes that did not become effective until the third quarter of 1999. Included in 2000 results were increases in lower margin Windmere branded kitchen product, White-Westinghouse electronic and OEM sales.

Changes in product mix and pricing were substantiallly offset by productivity gains at the Company's manufacturing facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the Company increased by $3.5 million in the first quarter of 2000 yet decreased as a percentage of sales, to 29.1% from 32.9% in the 1999 period. The dollar increase consists of approximately $1.4 million in volume related selling and promotional expenses, $600,000 in amortization expense related to the June 1999 Newtech asset purchase and $1.5 million in warehousing and distribution expenses.

EQUITY IN NET EARNINGS OF JOINT VENTURES

In June 1999, the Company wrote down its remaining investment in Newtech and, therefore, discontinued recording its interest in the joint ventures operations.

TAXES

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

EARNINGS PER SHARE

Basic shares for the three month periods ended March 31, 2000 and 1999 were 22,719,389 and 22,090,966, respectively. All common stock equivalents have been excluded from the per share calculations as the Company incurred net losses in both periods and their inclusion would have been anti-dilutive.

CONSUMER PRODUCTS NORTH AMERICA ("NORTH AMERICA")

North America sales increased by $18.9 million to $108.5 million in the first quarter of 2000. A $16.7 million increase in Black & Decker and Windmere branded kitchen electrics and home environment products contributed significantly to the growth in segment sales.

Gross profit margin for the segment decreased to 22.0% in the 2000 period as compared to 25.0% in 1999. The decrease is the result of increased sales of lower margin items comprising the period's product mix.

Selling, general and administrative expenses decreased by $347,000 in the 2000 period to $34.0 million, and decreased as a percentage of sales to 31.3% from 37.5% in 1999.

CONSUMER PRODUCTS INTERNATIONAL ("INTERNATIONAL")

Sales for the International segment increased by $5.5 million to $20.4 million or 37.0% from the 1999 period. The increase may be attributed to growth in sales of existing products as well as the introduction of new products, under both the Black & Decker and Windmere brand names.

The gross profit margin for the International segment increased to 34.9% in 2000 from 33.7% of sales in 1999.

Selling, general and administrative expenses for the International segment increased by approximately $2.2 million in the 2000 first quarter to $6.6 million. Volume related sales and promotional expenses as well as various other country-specific operating costs comprised most of the increase. Selling, general and administrative expenses represented 32.4% and 29.7% of segment sales in the 2000 and 1999 periods, respectively.

MANUFACTURING

Sales at the Company's Manufacturing subsidiaries increased by $45.2 million to $93.6 million in the 2000 period as compared to 1999, primarily as a result of increased Company-wide sales. Included in total sales are OEM sales totaling $13.2 million, a $1.7 million or 14.8% increase over the 1999 period.

Operating earnings for the Manufacturing segment increased by $4.2 million to $10.0 million in the 2000 period. Operating results benefited from the increased volume.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's working capital was $284.1 million, as compared to $246.1 million at March 31, 1999. At March 31, 2000 and 1999, the Company's current ratio was 3.9 to 1 and 3.4 to 1, respectively, and its quick ratio was
2.0 to 1 and 1.7 to 1, respectively. The change in ratios is primarily the result of the use of the Company's increased cash flow and long-term credit facilities to meet short-term working capital requirements.

Cash balances decreased by $4.2 million for the three month period ended March 31, 2000. The net cash used in operating activities reflects cash used to begin building inventories, which are higher than last period, for future periods and to meet other working capital needs.

Cash used in investing activities totaled approximately $9.4 million for the period and consists of capital expenditures at the Company's manufacturing facilities.

Funds provided by financing activities totaled approximately $26.8 million in the period reflecting increased borrowings used to meet working capital requirements.

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

Certain of the Company's foreign subsidiaries have approximately $33.0 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property, and in some cases, a Company guarantee. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company's primary sources of liquidity are its cash flow from operations and borrowings under the Senior Secured Credit Facilities. The Company is currently borrowing $125.3 million under the term loan portion of its Senior Secured Credit Facilities. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by the Company of up to $160.0 million. As of May 10, 2000, the Company is borrowing $44.3 million under the Senior Secured Revolving Credit Facility and has approximately $84.1 million available for future borrowings, under all its credit facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

The Company's aggregate capital expenditures for the three months ended March 31, 2000 were $9.7 million. The Company anticipates that the total capital expenditures for 2000 will be approximately $25.0 million, which includes the cost of new tooling. The Company plans to fund those capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

At March 31, 2000, debt as a percent of total capitalization was 45.3 percent.

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

As of March 31, 2000, the Company had purchased interest rate swaps on $80 million notional principal amount with a market value of approximately ($1,840,000). The market value represents the amount the Company would have to pay to exit the contracts at March 31, 2000. The Company does not intend to exit such contracts at this time.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward and option contracts. As of March 31, 2000, the notional value of such derivatives was approximately $11,000,000 million, with no significant unrealized gain or loss. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     APPLICA INCORPORATED

                                     (Registrant)

May 15, 2000                         By:      /s/      HARRY D. SCHULMAN
                                              --------------------------------
                                              Harry D. Schulman
                                              CHIEF OPERATING OFFICER AND CHIEF
                                                FINANCIAL OFFICER
                                              (Duly authorized to sign on
                                              behalf of the Registrant)



May 15, 2000                         By:      /s/      TERRY L. POLISTINA
                                              --------------------------------
                                              Terry L. Polistina
                                              SENIOR VICE PRESIDENT - FINANCE
                                              (Duly authorized to sign on
                                              behalf of the Registrant)