Form 10-Q
period 2000-06-30
APPLICA INC
filed 2000-08-14
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-10177

                              APPLICA INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             FLORIDA                                            59-1028301
 -------------------------------                             ----------------
 (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                           33014
--------------------------------------------                         ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (305) 362-2611
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                         WINDMERE-DURABLE HOLDINGS, INC.
              ----------------------------------------------------
                    FORMER NAME, IF CHANGED SINCE LAST REPORT

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  NUMBER OF SHARES OUTSTANDING
            CLASS                                     ON  AUGUST 7, 2000
            -----                                 -----------------------------
Common Stock, $.10 par value                               23,035,355

                              APPLICA INCORPORATED

                                      INDEX


PART I. FINANCIAL INFORMATION

         ITEM 1.  Consolidated Statements of Operations for the
                           Three Months Ended June 30, 2000 and 1999.................................     3

                           Consolidated Statements of Operations for the
                           Six Months Ended June 30, 2000 and 1999...................................     4

                           Consolidated Balance Sheets as of
                           June 30, 2000 and December 31, 1999.......................................   5-6

                           Consolidated Statements of Cash Flows
                           for the Six Months Ended June 30, 2000 and 1999...........................     7

                           Notes to Consolidated Financial Statements................................  8-14

         ITEM 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations............................. 15-22

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........................    22

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings .................................................................    23

         ITEM 4.  Submission of Matters to a Vote of Security Holders ...............................    23

         ITEM 6.  Exhibits and Reports on Form 8-K...................................................    23

SIGNATURES...........................................................................................    24


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              APPLICA INCORPORATED

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                                  THREE MONTHS ENDED JUNE 30,
                                      --------------------------------------------------
                                                2000                      1999
                                      -----------------------    -----------------------
    Sales and Other Revenues .....    $ 171,411         100.0%   $ 149,168         100.0%
    Cost of Goods Sold ...........      119,231          69.6      103,742          69.5
                                      ---------       -------    ---------       -------
         Gross Profit ............       52,180          30.4       45,426          30.5
    Selling, General and
         Administrative Expenses .       45,268          26.4       42,745          28.7
                                      ---------       -------    ---------       -------
         Operating Profit ........        6,912           4.0        2,681           1.8
    Other (Income) Expense
         Interest Expense ........        7,785           4.5        6,531           4.4
         Interest and Other Income         (535)          (.3)        (735)          (.5)
                                      ---------       -------    ---------       -------
                                          7,250           4.2        5,796           3.9
                                      ---------       -------    ---------       -------
    Loss before Equity
         in Net Loss of Joint
         Ventures and Income Taxes         (338)          (.2)      (3,115)         (2.1)
    Equity in Net Loss
         of Joint Ventures .......           --            --      (12,374)         (8.3)
                                      ---------       -------    ---------       -------

    Loss Before
         Income Taxes ............         (338)          (.2)     (15,489)        (10.4)
    Provision (Benefit) for
         Income Taxes ............          (93)          (.1)      (4,924)         (3.3)
                                      ---------       -------    ---------       -------
    Net Loss .....................    $    (245)          (.1)%  $ (10,565)         (7.1)%
                                      =========       =======    =========       =======

    Loss Per Share - basic .......    $    (.01)                 $    (.47)
                                      =========                  =========
    Loss Per Share - diluted .....    $    (.01)                      (.47)
                                      =========                  =========


The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                                  SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------------------
                                                2000                      1999
                                      -----------------------    -----------------------
    Sales and Other Revenues .....    $ 318,102         100.0%   $ 268,021         100.0%
    Cost of Goods Sold ...........      221,508          69.6      185,636          69.3
                                      ---------       -------    ---------       -------
         Gross Profit ............       96,594          30.4       82,385          30.7
    Selling, General and
         Administrative Expenses .       87,865          27.6       81,874          30.5
                                      ---------       -------    ---------       -------
         Operating Profit ........        8,729           2.8          511            .2

    Other (Income) Expense
         Interest Expense ........       14,064           4.4       12,736           4.8
         Interest and Other Income         (965)          (.3)      (1,024)          (.4)
                                      ---------       -------    ---------       -------
                                         13,099           4.1       11,712           4.4
    Loss before Equity
         in Net Loss of Joint
         Ventures and Income Taxes       (4,370)         (1.3)     (11,201)         (4.2)
    Equity in Net Loss
         of Joint Ventures .......           --            --      (12,894)         (4.8)
                                      ---------       -------    ---------       -------
    Loss Before
         Income Taxes ............       (4,370)         (1.3)     (24,095)         (9.0)
    Provision (Benefit) for
         Income Taxes ............       (1,097)          (.3)      (7,000)         (2.6)
                                      ---------       -------    ---------       -------
    Net Loss .....................    $  (3,273)         (1.0)%  $ (17,095)         (6.4)%
                                      =========       =======    =========       =======
    Loss Per Share - basic .......    $    (.14)                 $    (.77)
                                      =========                  =========
    Loss Per Share - diluted .....    $    (.14)                 $    (.77)
                                      =========                  =========



The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 JUNE 30, 2000    DECEMBER 31, 1999
                                                                                 -------------    -----------------
         ASSETS

         CURRENT ASSETS

         Cash & Cash Equivalents ...............................................      $  8,513      $ 13,768
         Accounts and Other Receivables,
              less allowances of $8,816 and
              $8,761, respectively .............................................       170,094       172,500
         Receivables from Affiliates (Note 1) ..................................         3,206         3,533
         Other Receivables .....................................................            --        12,962
         Inventories
              Raw Materials ....................................................         8,514         9,045
              Work-in-process ..................................................        21,214        18,547
              Finished Goods ...................................................       170,423       136,114
                                                                                      --------      --------
                  Total Inventories ............................................       200,151       163,706
         Prepaid Expenses ......................................................        12,000        12,703
         Refundable Income Taxes ...............................................         5,495         1,122
         Future Income Tax Benefits ............................................         8,490         8,490
                                                                                      --------      --------
              Total Current Assets .............................................       407,949       388,784

         INVESTMENT IN JOINT VENTURE
              (NOTE 2) .........................................................         2,302         2,608

         PROPERTY, PLANT & EQUIPMENT -
              AT COST, less accumulated
              depreciation of $76,256 and
              $69,597, respectively ............................................        84,374        75,983

         LONG-TERM FUTURE INCOME TAX BENEFITS ..................................         2,049         2,049

         OTHER ASSETS ..........................................................       234,246       243,249
                                                                                      --------      --------

         TOTAL ASSETS  .........................................................      $730,920      $712,673
                                                                                      ========      ========

                                                                     (Continued)

                              APPLICA INCORPORATED

                                 (IN THOUSANDS)

                                                                    JUNE 30, 2000         DECEMBER 31, 1999
                                                                    -------------         -----------------
         LIABILITIES

         CURRENT LIABILITIES

         Notes and acceptances payable ...................            $     452             $     898
         Current Maturities of Long-Term Debt ............               17,842                13,587
         Accounts Payable and Accrued Expenses ...........               82,795                95,103
         Income taxes payable ............................                1,262                 4,723
         Deferred Income, current portion ................                  585                   585
         Other current liabilities .......................                   --                10,573
                                                                      ---------             ---------
                       Total Current Liabilities .........              102,936               125,469

         LONG-TERM DEBT ..................................              286,329               243,571

         DEFERRED INCOME, less current Portion ...........                  199                   236

         SHAREHOLDERS' EQUITY (Note 2)

         Special Preferred Stock -
              Authorized 40,000 shares of
                  $.01 par value; none issued ............                   --                    --

         Common Stock - authorized:
              75,000 shares of $.10 par
              value; shares outstanding:
              23,038 and 22,641,
              respectively ...............................                2,304                 2,264
         Paid-in Capital .................................              151,672               149,548
         Retained Earnings ...............................              191,409               194,682
         Accumulated Other Comprehensive Loss ............               (2,278)               (1,601)
         Note receivable - officer .......................               (1,651)               (1,496)
                                                                      ---------             ---------
         Total Shareholders' Equity ......................              341,456               343,397
                                                                      ---------             ---------
                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 730,920             $ 712,673
                                                                      =========             =========

The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                         2000           1999
                                                                         ----           ----
Cash flows from operating activities:
     Net loss ...................................................      $ (3,273)      $(17,095)
Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation of property, plant and equipment ..............         9,219          8,510
     Amortization of intangible assets ..........................         9,644          8,400
     Amortization of deferred income ............................           (37)            --
     Net loss on disposal of fixed assets .......................                        2,147
     Write down of investment in joint venture ..................                       12,574
     Net change in allowance for losses on accounts receivable ..            55          1,647
     Changes in assets and liabilities
         Decrease in accounts and other receivables .............         2,351         16,380
         (Increase) Decrease in inventories .....................       (36,445)        10,306
         Decrease in prepaid expenses ...........................           703          5,263
         (Increase) Decrease in other assets ....................          (641)         6,010
         Decrease in other receivables ..........................        12,962             --
         Decrease in accounts payable and accrued expenses ......       (12,308)       (32,712)
         Decrease in current and deferred income taxes ..........        (7,834)       (11,408)
         Decrease in other liabilities ..........................       (10,573)            --
         Decrease in deferred income ............................            --         (1,513)
         Decrease in other accounts .............................          (677)          (124)
                                                                       --------       --------
              Net cash (used in) provided by
                operating activities ............................       (36,854)         8,385

Cash flows from investing activities:
     Additions to property, plant and equipment - net ...........       (17,610)       (12,782)
     Distributed equity in (loss) earnings of joint ventures ....           306            446
     Purchase of net assets from joint venture ..................                      (15,059)
     Decrease in receivable accounts
         and notes from affiliates ..............................           172          1,782
                                                                       --------       --------
              Net cash used in investing activities .............       (17,132)       (25,613)

Cash flows from financing activities:
     Net borrowings under notes and acceptances payable .........      $   (446)      $  2,778
     Long-term debt - net .......................................        47,013            518
     Exercise of stock options and warrants .....................         2,164            345
                                                                       --------       --------
         Net cash provided by financing activities ..............        48,731          3,641
              Decrease in cash
                and cash equivalents ............................        (5,255)       (13,587)
Cash and cash equivalents at beginning of year ..................        13,768         20,415
                                                                       --------       --------
Cash and cash equivalents at end of quarter .....................      $  8,513       $  6,828
                                                                       ========       ========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:
     Interest ...................................................      $ 12,608       $ 14,035
     Income taxes ...............................................      $  5,189       $  4,231


The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ACCOUNTING POLICIES

         INTERIM REPORTING

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified for comparability.

         RECEIVABLES FROM AFFILIATES

         Receivables from Affiliates include the current portion of receivables due from the Company's joint venture partner and a Company officer. These receivables are due upon demand and bear interest at prevailing market interest rates.

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. Outstanding at June 30, 2000 is $6,000,000, in contracts and/or options to purchase foreign currency, forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of six months or less.

         The Company uses interest rate derivatives of one to eight years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense.

         In February 2000, the Company exited contracts with a notional value of $60,000,000 and received a payment of $248,300 which was recorded as an adjustment to interest expense.

         Outstanding at June 30, 2000, was an interest rate swap on $80,000,000 notional principal amount with a market value of approximately ($1,711,701). The market value represents the amount the Company would have to pay to exit the contract at June 30, 2000. The Company does not intend to exit the contract at this time.

         As of August 3, 2000, the Company had entered into additional interest rate derivatives with a notional value of $80,000,000 for a total notional value outstanding of $160,000,000.

2.       SHAREHOLDERS' EQUITY

         EARNINGS PER SHARE

         Basic shares for the three and six month periods ended June 30, 2000 were 22,991,460 and 22,857,889, respectively. Basic shares for the three and six month periods ended June 30, 1999 were 22,302,018 and

         22,196,492, respectively. All common stock equivalents have been excluded from the per share calculations as the Company incurred net losses in all periods and their inclusion would have been anti-dilutive.

         OTHER

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

         This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations. By Order dated March 9, 1999, in addition to consolidating the above-referenced cases, the Court provisionally certified the class of plaintiffs who purchased Windmere stock between May 12, 1998 and September 22, 1998, and provisionally certified Sherleigh Associates LLC and Sherleigh Associates, Inc. Profit Sharing Plan as lead plaintiff. On June 30, 1999, a consolidated amended class action complaint was filed. The consolidated amended class action complaint alleges violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of the Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The defendants moved to dismiss the consolidated class action complaint, but such motion was denied. Discovery procedures have been initiated.

         The Company is currently paying the legal expenses of the directors and officers who were named as defendants. Such defendants have agreed to repay the Company for all or any portion of such amounts to which they are ultimately found not to be entitled pursuant to applicable law. Based on the information currently available to the Company, management does not believe that the indemnification of the officers and directors named as defendants in the above-listed matters will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, the actual effects of such indemnification on the Company cannot be finally determined until the amount of such indemnification, if any, is fixed.

         In connection with the Household Products Group acquisition, the Company also received two derivative demands alleging the breach of fiduciary duties by certain of the officers and directors of the Company. An independent committee of the Board of Directors is currently conducting an investigation as to whether such derivative actions are in the best interest of the Company.

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

         The Manufacturing segment includes the Company's operations located in Bao An County, Guangdong Province of the Peoples' Republic of China and in Queretaro, Mexico. The majority of the Company's products are manufactured in these two facilities.

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

         Segment information for the three month periods ended June 30, are as follows: (In Thousands)

                                            Consumer Products    Consumer
                                                  North          Products
                                                 America       International      Manufacturing        Total
                                                 -------       -------------      -------------        -----
         2000:
         Net Sales......................    $      119,921    $      25,287     $     102,851   $      248,059
         Intersegment net sales.........             2,610               --            84,915           87,525
         Operating earnings (loss) .....            (2,668)          (1,201)           11,609            7,740

         1999:
         Net Sales......................           115,423           18,430            60,927          194,780
         Intersegment net sales.........                --               --            48,693           48,693
         Operating earnings (loss) .....            (4,172)          (3,192)           12,030            4,666

         Reconciliation to consolidated amounts:

                                                                  2000          1999
                                                               ---------     ---------
       REVENUES:
       Total revenues for reportable segments .............    $ 248,059     $ 194,780
       Other revenues .....................................       10,877         3,081
       Eliminations of intersegment revenues ..............      (87,525)      (48,693)
                                                               ---------     ---------
            Total consolidated revenues ...................    $ 171,411     $ 149,168
                                                               =========     =========
       Operating earnings (loss):
            Total earnings for reportable segments ........    $   7,740     $   4,666
            Other loss ....................................         (293)       (1,250)
            Interest expense ..............................       (7,785)       (6,531)
            Equity in net loss of joint ventures ..........           --       (12,374)
                                                               ---------     ---------
            Consolidated loss before income taxes .........    $    (338)    $ (15,489)
                                                               =========     =========


         Segment information for the six month periods ended June 30, are as follows: (In Thousands)

                                            Consumer Products    Consumer
                                                  North          Products
                                                 America       International      Manufacturing        Total
                                                 -------       -------------      -------------        -----
         2000
         Net Sales ..........................  $ 228,455       $  45,701          $ 196,464         $ 470,620
         Intersegment net sales .............      4,235              --            165,289           169,524
         Operating earnings (loss) ..........    (12,793)           (691)            21,577             8,093

         1999
         Net Sales ..........................    205,027          33,331            109,301           347,659
         Intersegment net sales .............         --              --             85,584            85,584
         Operating earnings (loss) ..........    (15,366)         (2,590)            17,800              (156)

         Reconciliation to consolidated amounts:

                                                                                     2000             1999
                                                                                     ----             ----
         REVENUES:
              Total revenues for reportable segments.......................     $     470,620   $      347,659
              Other revenues...............................................            17,006            5,946
              Eliminations of intersegment revenues........................          (169,524)         (85,584)
                                                                                -------------   --------------
                  Total consolidated revenues..............................     $     318,102   $      268,021
                                                                                =============   ==============

         Operating earnings (loss)
              Total earnings (loss) for reportable segments................     $       8,093   $         (156)
              Other earnings...............................................             1,601            1,691
              Interest expense.............................................           (14,064)         (12,736)
              Equity in net earnings (loss) of joint ventures..............                --          (12,894)
                                                                                -------------   --------------
              Consolidated loss before income taxes........................     $      (4,370)         (24,095)
                                                                                =============   ==============

5.       CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries of the Company's Senior Subordinated Notes ("Notes") (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume as if the guarantor subsidiaries were in place for all periods presented. The Company and subsidiary guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantors include the following: Applica Consumer Products, Inc., Windmere Holdings Corporation, Windmere Holdings Corporation II, Fortune Products, Inc., Bay Books & Tapes, Inc., HP Delaware, Inc., HP Americas, Inc., HPG LLC, HP Intellectual Corp. and WD Delaware, Inc. The Notes contain certain covenants which, among other things, will restrict the ability of the Subsidiary Guarantors to make distributions to the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

                         SIX MONTHS ENDED JUNE 30, 2000

                                              APPLICA                        NON
                                           INCORPORATED     GUARANTORS    GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                           ------------     ----------    ----------     ------------   ------------
STATEMENT OF OPERATIONS
Net Sales ..............................            --        238,906        248,720       (169,524)       318,102
Cost of goods sold .....................            --        176,250        214,782       (169,524)       221,508
                                            ----------     ----------     ----------     ----------     ----------
Gross Profit ...........................            --         62,656         33,938             --         96,594
Operating Expenses .....................           421         71,346         15,918            180         87,865
                                            ----------     ----------     ----------     ----------     ----------
Operating Profit (Loss) ................          (421)        (8,690)        18,020           (180)         8,729
Other (income) expense, net ............        12,760            335              4             --         13,099
                                            ----------     ----------     ----------     ----------     ----------
Earnings (loss) before income taxes and
     equity in earnings (loss) of joint
     ventures ..........................       (13,181)        (9,025)        18,016           (180)        (4,370)
Provision (Benefit) for income taxes ...            --            159          2,800         (4,056)        (1,097)
Equity in net loss
     of joint ventures .................            --             --             --             --             --
                                            ----------     ----------     ----------     ----------     ----------
Net earnings (loss) ....................       (13,181)        (9,184)        15,216          3,876         (3,273)
                                            ==========     ==========     ==========     ==========     ==========

BALANCE SHEET
Cash ...................................             6         (4,415)        12,922             --          8,513
Accounts and other receivables .........            --        113,823         56,271             --        170,094
Receivables from affiliates ............        11,790        (56,741)        48,157             --          3,206
Inventories ............................            --        138,821         61,330             --        200,151

Other current assets ...................            --          2,384         12,059         11,542         25,985
                                            ----------     ----------     ----------     ----------     ----------
     Total current assets ..............        11,796        193,872        190,739         11,542        407,949
Investments in joint venture ...........       426,028        113,121         70,536       (607,383)         2,302
Property, plant and equipment, net .....            --         17,589         66,785             --         84,374
Other assets ...........................            --        591,253         11,164       (366,122)       236,295
                                            ----------     ----------     ----------     ----------     ----------
     Total assets ......................       437,824        915,835        339,224       (961,963)       730,920
                                            ==========     ==========     ==========     ==========     ==========
LIABILITIES:
Notes payable ..........................            --             --            452             --            452
Accounts payable and accrued expenses ..             2         28,528         54,265             --         82,795
Current maturities of long term debt ...        17,842             --             --             --         17,842
Deferred income, current portion .......            --            585             --             --            585
Income taxes payable ...................            --         (1,816)         4,627         (1,549)         1,262
                                            ----------     ----------     ----------     ----------     ----------
     Total current liabilities .........        17,844         27,297         59,344         (1,549)       102,936
Long term debt .........................       283,832        353,636         11,847       (362,986)       286,329

Deferred income, less current portion ..            --            199             --             --            199
Deferred income taxes ..................            --          5,514          2,843         (8,357)            --
                                            ----------     ----------     ----------     ----------     ----------
     Total liabilities .................       301,676        386,646         74,034       (372,892)       389,464
Shareholders' equity ...................       136,148        529,189        265,190       (589,071)       341,456
                                            ----------     ----------     ----------     ----------     ----------
     Total liabilities and shareholders'
       equity ..........................       437,824        915,835        339,224       (961,963)       730,920
                                            ==========     ==========     ==========     ==========     ==========
Cash Flow Information

Net cash provided by (used in) operating
     activities ........................       (13,180)    (1,133,369)        23,904      1,086,468        (36,177)
Net cash provided by (used in) investing
     activities ........................       (33,342)       997,598        (25,789)      (955,599)       (17,132)
Net cash provided by (used in) financing
     activities ........................        46,524        127,417          5,659       (130,869)        48,731
Effect of exchange rate ................            --             --           (677)            --           (677)
Cash at beginning ......................             4          3,939          9,825             --         13,768
Cash at end ............................             6         (4,415)        12,922             --          8,513


                         SIX MONTHS ENDED JUNE 30, 1999

                                             APPLICA                     NON
                                          INCORPORATED  GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                          ------------  ----------   ----------  ------------  ------------
STATEMENT OF OPERATIONS
Net Sales ..............................          --      204,471      104,330      (40,780)     268,021
Cost of goods sold .....................          --      141,404       85,012      (40,780)     185,636
                                            --------     --------     --------     --------     --------
Gross Profit ...........................          --       63,067       19,318            0       82,385
Operating Expenses .....................        (347)      70,813       11,228          180       81,874
                                            --------     --------     --------     --------     --------
Operating Profit (Loss) ................         347       (7,746)       8,090         (180)         511
Other (income) expense, net ............      12,024         (847)        (558)       1,093       11,712
                                            --------     --------     --------     --------     --------
Earnings (loss) before income taxes and
     equity in earnings (loss) of joint
     ventures ..........................     (11,677)      (6,899)       8,648       (1,273)     (11,201)
Provision (Benefit) for income taxes ...          --       (2,803)       1,131       (5,328)      (7,000)
Equity in net earnings (loss)
     of joint ventures .................         593      (13,487)          --           --      (12,894)
                                            --------     --------     --------     --------     --------
Net earnings (loss) ....................     (11,084)     (17,583)       7,517        4,055      (17,095)
                                            ========     ========     ========     ========     ========

BALANCE SHEET
Cash ...................................           9         (469)       7,288           --        6,828
Accounts and other receivables .........          --      105,411       48,481            0      153,892
Receivables from affiliates ............       9,437      (18,626)      12,993            2        3,806
Inventories ............................          --      101,195       65,068       (1,498)     164,765
Other current assets ...................          --       26,026        4,348       11,536       41,910
                                            --------     --------     --------     --------     --------
     Total current assets ..............       9,446      213,537      138,178       10,040      371,201
Investments in joint ventures ..........     426,376        9,254       70,542     (503,484)       2,688
Property, plant and equipment, net .....          --       12,770       65,432           --       78,202
Other assets ...........................       1,521      583,213       11,928     (341,360)     255,302
                                            --------     --------     --------     --------     --------
     Total assets ......................     437,343      818,744      286,080     (834,804)     707,393
                                            ========     ========     ========     ========     ========

LIABILITIES:

Notes payable ..........................           0       11,350        2,778      (11,350)       2,778
Accounts payable and accrued expenses ..           3       65,186       39,947           (1)     105,135
Current maturities of long term debt ...       7,842           --          113           --        7,955
Deferred income, current portion .......          --          689           --           --          689
Income taxes payable ...................          --       (1,223)         948          275           --
                                            --------     --------     --------     --------     --------
     Total current liabilities .........       7,845       76,002       43,786      (11,076)     116,557
Long term debt .........................     269,373      332,906        4,190     (332,906)     273,563

Deferred income, less current portion ..          --          297           --          783        1,080
Deferred income taxes ..................          --       16,253        2,973      (10,177)       9,049
                                            --------     --------     --------     --------     --------
     Total liabilities .................     277,218      425,458       50,949     (353,376)     400,249
Shareholders' equity ...................     160,125      393,316      235,131     (481,428)     307,144
                                            --------     --------     --------     --------     --------
     Total liabilities and shareholders'
        equity .........................     437,343      818,744      286,080     (834,804)     707,393
                                            ========     ========     ========     ========     ========
Cash Flow Information

Net cash provided by (used in) operating
     activities ........................      11,081       55,755      (21,101)     (15,064)       8,509
Net cash provided by (used in) investing
     activities ........................         995       15,825      (15,572)     (27,307)     (25,613)
Net cash provided by (used in) financing
     activities ........................      10,095      (75,578)      26,753       42,371        3,641
Effect of exchange rate ................          --           --         (124)          --         (124)
Cash at beginning ......................          --        3,083       17,332           --       20,415
Cash at end ............................           9         (469)       7,288           --        6,828


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

The Company, through its subsidiaries, is a leading diversified manufacturer and distributor of a broad range of branded and private label small household appliances, including electric housewares (kitchen and garment care), personal care, and other products. The Company manufactures and markets products under licensed brand names, such as Black & Decker(R), under the Windmere(R) and other Company-owned brand names and under private-label brand names. The Company's customers for such products include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. In addition, the Company manufactures products on an OEM basis for other major consumer products companies. The Company also manufactures and markets the LitterMaid(R) self-cleaning cat litter box.

On June 26, 2000, the Kmart Corporation exercised its option to terminate its long-term supply contract with the Company for the sale of consumer electronic products under the White-Westinghouse trademark in the United States. The termination will be effective on June 30, 2002. Under the terms of the agreement, Kmart's minimum purchase requirements for the period July 1, 2001 through June 30, 2002 will be reduced to 25%. Management does not believe that the termination of the agreement will have a material effect on the financial condition, results of operations or liquidity of the Company.

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of sales and other revenues are set forth below:

                                                   SIX MONTHS ENDED JUNE 30,
                                                   -------------------------
                                                      2000          1999
                                                     ------        ------

Net Sales .......................................     100.0%        100.0%
Cost of goods sold ..............................      69.6          69.3
                                                     ------        ------
Gross Profit ....................................      30.4          30.7
Selling, general and administrative expenses ....      27.6          30.5
Other (income) expense - net ....................       4.1           4.4
Equity in net loss of joint ventures ............        --          (4.8)
                                                     ------        ------
Loss before income taxes ........................      (1.3)         (9.0)
Provision (benefit) for income taxes ............       (.3)         (2.6)
                                                     ------        ------
Net earnings (loss) .............................      (1.0)%        (6.4)%
                                                     ======        ======


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

SALES AND OTHER REVENUES

Sales and other revenues ("Revenues") for the Company increased by $22.2 million to $171.4 million, an increase of 14.9% over Revenues for the second quarter of 1999. The change is primarily the result of a $16.0 million increase in sales of Black & Decker branded kitchen products. Also contributing to the net increase were increases in OEM sales, revenues related to the White-Westinghouse brand name and personal care product sales. These were partially offset by a $9.8 million decrease in home environment sales. Sales to Walmart accounted for 18.5% and 15.2% of total sales for the 2000 and 1999 periods, respectively.

GROSS PROFIT MARGIN

Gross profit increased by $6.8 million. Gross profit margin was 30.4% as a percentage of revenues in 2000 as compared to 30.5% in the 1999 period. The minimal change in the gross profit margin is primarily the result of realized manufacturing synergies and productivity gains at the Company's manufacturing facilities offset by increased raw material costs. There can be no assurance that manufacturing synergies and productivity gains will be able to offset increases in raw material costs in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the Company increased by $2.5 million in the second quarter of 2000 yet decreased as a percentage of sales, to 26.4% from 28.7% in the 1999 period. The dollar increase consists primarily of increases in warehousing, distribution and freight costs of $6.4 million and amortization related to the 1999 Newtech acquisition of $600,000, partially offset by a $5.2 million decrease in sales related expenses including commissions, advertising, promotion and sales materials.

Additional warehousing and distribution expenses were incurred due to increased inventory levels and sales volume. Freight expenses increased reflecting both the additional sales volume and rate increases from the carriers.

EQUITY IN NET LOSS OF JOINT VENTURES

In June 1999, the Company wrote down its remaining investment in a joint venture and, therefore, discontinued recording its interest in the joint venture's operations.

INTEREST EXPENSE

Interest expense increased by $1.3 million to $7.8 million in 2000. The increase is a result of additional borrowings under the Company's Senior Revolving Credit Facility to meet working capital requirements as well as due to rising interest rates.

TAXES

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

LOSS PER SHARE

Basic shares for the three month periods ended June 30, 2000 and 1999 were 22,991,460 and 22,302,018, respectively. All common stock equivalents have been excluded from the per share calculations as the Company incurred net losses in both periods and their inclusion would have been anti-dilutive.

CONSUMER PRODUCTS NORTH AMERICA ("NORTH AMERICA")

North America sales increased by $1.9 million to $117.3 million in the second quarter of 2000, excluding $2.6 million in sales to other company segments. The change is primarily attributable to a $9.6 million increase in Black & Decker branded kitchen electrics and a $3.0 million increase in personal care product sales, offset by a $9.8 million decrease in home environment product sales.

CONSUMER PRODUCTS INTERNATIONAL ("INTERNATIONAL")

Sales for the International segment increased by $6.9 million to $25.3 million or 37.2% from the 1999 period. The increase is attributed to growth in sales of existing products, as well as the introduction of new products, under the Black & Decker brand name.

MANUFACTURING

Sales at the Company's manufacturing subsidiaries increased by $41.9 million in the 2000 period to $102.9 million primarily as a result of increased Company-wide sales. Included in 2000 second quarter sales are OEM sales totaling $17.9 million, a $5.7 million increase over the 1999 period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

SALES AND OTHER REVENUES

Sales and other revenues ("Revenues") for the Company increased by $50.1 million to $318.1 million, an increase of 18.7% over Revenues for the first six months of 1999. The change is primarily the result of a $33.7 million increase in Black & Decker and Windmere branded kitchen products. Also contributing to the net increase were increases in OEM sales, revenues related to the White-Westinghouse brand name and personal care product sales. These were partially offset by a $6.9 million decrease in home environment sales. Sales to Walmart accounted for 19.5% and 17.4% of total sales for the 2000 and 1999 periods, respectively.

GROSS PROFIT MARGIN

Gross profit increased by $14.2 million. Gross profit margin was 30.4% as a percentage of revenues compared to 30.7% in the 1999 period. The minimal change in the gross profit margin is primarily the result of realized manufacturing synergies and productivity gains at the Company's manufacturing facilities offset by increased raw material costs. There can be no assurance that manufacturing synergies and productivity gains will be able to offset increases in raw material costs in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the Company increased by $6.0 million in the six month period ended June 30, 2000 yet decreased as a percentage of sales, to 27.6% from 30.5% in the 1999 period. The dollar increase consists primarily of increases in warehousing, distribution and freight costs of $7.9 million and amortization related to the 1999 Newtech acquisition of $1.2 million, partially offset by a $4.3 million decrease in sales related expenses including commissions, advertising, promotion and sales materals.

Additional warehousing and distribution expenses were incurred due to increased inventory levels and sales volume. Freight expenses increased reflecting both the additional sales volume and rate increases from the carriers.

EQUITY IN NET LOSS OF JOINT VENTURES

In June 1999, the Company wrote down its remaining investment in a joint venture and, therefore, discontinued recording its interest in the joint venture's operations.

INTEREST EXPENSE

Interest expense increased by $1.3 million to $7.8 million in 2000. The increase is a result of additional borrowings under the Company's Senior Revolving Credit Facility to meet working capital requirements as well as due to rising interest rates.

TAXES

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

LOSS PER SHARE

Basic shares for the six month periods ended June 30, 2000 and 1999 were 22,857.889 and 22,196,492, respectively. All common stock equivalents have been excluded from the per share calculations as the Company incurred net losses in both periods and their inclusion would have been anti-dilutive.

CONSUMER PRODUCTS NORTH AMERICA ("NORTH AMERICA")

North America sales increased by $19.2 million or 9.4% to $224.2 million in the first six months of 2000, excluding $4.2 million in sales to other Company segments. The change is primarily attributable to a $21.4 million increase in Black & Decker and Windmere branded kitchen electrics and $4.9 million in personal care product sales, offset by a $6.9 million decrease in home environment product sales.

CONSUMER PRODUCTS INTERNATIONAL ("INTERNATIONAL")

Sales for Latin America increased by $12.4 million to $45.7 million or 37.1% from the 1999 period. The increase may be attributed to growth in sales of existing products as well as the introduction of new products, under both the Black & Decker and Windmere brand names.

MANUFACTURING

Sales at the Company's Manufacturing subsidiaries increased by $87.2 million to $196.5 million in the 2000 period as compared to 1999, primarily as a result of increased Company-wide sales. Included in total sales are OEM sales totaling $31.2 million, a $7.5 million, or 31.4%, increase over the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company's working capital was $305.0 million, as compared to $254.6 million at June 30, 1999. At June 30, 2000 and 1999, the Company's current ratio was 4.0 to 1 and 3.2 to 1, respectively, and its quick ratio was
1.9 to 1 and 1.6 to 1, respectively. The change in ratios is primarily the result of the use of the Company's long-term credit facilities to meet short-term working capital requirements.

Cash balances decreased by $5.3 million for the six month period ended June 30, 2000.

The net cash used in operating activities, which totaled $36.9 million, reflects increased working capital requirements, primarily to finance the increase in finished goods inventories. Higher inventory levels primarily reflect early production by the Company of certain products due to capacity constraints experienced in the back half of the year. In addition, several key retailers delayed their modular sets in the second quarter. Much of the product to these retailers was shipped subsequent to June 30, 2000.

Cash used in investing activities totaled approximately $17.1 million for the period and consists of capital expenditures at the Company's manufacturing facilities.

Cash provided by financing activities totaled approximately $48.7 million in the period reflecting increased borrowings used to meet working capital requirements.

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

Certain of the Company's foreign subsidiaries have approximately $44.0 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property, and in some cases, a Company guarantee. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company's primary sources of liquidity are its cash flow from operations and borrowings under its Senior Secured Credit Facilities. The Senior Secured Credit Facilities, as amended, consist of a Senior Secured Revolving Credit Facility, a Tranche A Term Loan and a Tranche B Term Loan. The Company is currently borrowing $123.1 million under the term loan portion of its Senior Secured Credit Facilities. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by the Company of up to $160.0 million. As of August 9, 2000, the Company is borrowing $55.6 million under the Senior Secured Revolving Credit Facility and has approximately $88.0 million available for future cash borrowings, under all its credit facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

The Company's aggregate capital expenditures for the six months ended June 30, 2000 were $17.6 million. The Company anticipates that the total capital expenditures for 2000 will be approximately $25.0 million, which includes the cost of new tooling. The Company plans to fund those capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

At June 30, 2000, debt as a percent of total capitalization was 47 percent.

The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond the Company's control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Secured Credit and other facilities, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the indebtedness on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Secured Credit Facilities in an amount sufficient to enable the Company to service its indebtedness, including the Senior Subordinated Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

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

Durable uses the Hong Kong dollar as its functional currency. The Hong Kong dollar has historically been "pegged" to a fixed exchange rate vis-a-vis the U.S. dollar. If the Hong Kong dollar were to be significantly devalued against the U.S. dollar and the exchange rate allowed to fluctuate, the Company could experience significant changes in its currency translation account which would impact the Company's future comprehensive income. The Company acquired its Mexican manufacturing facilities and related assets from The Black & Decker Corporation. Because the operations of such facilities are primarily peso-denominated and the revenues derived from products manufactured at such facilities are primarily dollar-denominated, the Company is now subject to fluctuations in the value of the peso. The December 1994 devaluation of the peso had a number of effects on the Mexican economy that adversely affected the financial condition of businesses in Mexico. The devaluation caused the peso value of dollar denominated indebtedness associated with businesses in Mexico to increase significantly, and also greatly increased the rate of inflation, resulting in a sharp rise in nominal interest rates on peso-denominated financing. There can be no assurance that the peso to dollar foreign exchange rate will not be volatile in the future and that financial markets will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company uses interest rate swaps of one to eight years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense.

In February 2000, the Company exited contracts with a notional value of $60.0 million and received a payment of $248,300 which was recorded as an adjustment to interest expense.

Outstanding at June 30, 2000, was an interest rate swap on $80.0 million notional principal amount with a market value of approximately ($1,711,701). The market value represents the amount the Company would have to pay to exit the contract at June 30, 2000. The Company does not intend to exit the contract at this time.

As of August 3, 2000, the Company had entered into additional interest rate derivatives with a notional value of $80.0 million for a total notional value outstanding of $160.0 million.

MANUFACTURING OPERATIONS

The Company's products are manufactured primarily at the Company's facilities in China and Mexico. The Company has ceased manufacturing at the Asheboro facility as of March 31, 1999 and completely exited the facility as of June 30, 1999. Prior to the HPG acquisition, the majority of the Company's products were manufactured by Durable Electrical Metal Factory Limited, its wholly-owned Hong Kong subsidiary operating in China, which is approximately 60 miles northwest of Central, Hong Kong. The Company has a significant amount of its assets in China and Mexico, primarily consisting of inventory, equipment and molds. The supply and cost of products, as well as finished products, can be adversely affected, among other reasons, by changes in foreign currency exchange rates, increased import duties, imposition of tariffs, imposition of import quotas, interruptions in sea or air transportation and political or economic changes.

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

From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in China and Mexico and/or reduce its dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in China and Mexico

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. The Company has not completed its evaluations of the financial impact of FAS No. 133.

SEASONALITY

The Company's business is highly seasonal, with operating results varying from quarter to quarter. The Company has historically experienced higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for products in the late summer for "back-to-school" sales and in the fall for holiday sales. The fourth quarter has now become the Company's largest sales volume quarter. The Company's major sales occur during August through November. Sales are generally made on 45 to 90 day terms. Heaviest collections on its open accounts receivable are received from November through March, at which time the Company is in its most liquid state.

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

This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations. By Order dated March 9, 1999, in addition to consolidating the above-referenced cases, the Court provisionally certified the class of plaintiffs who purchased Windmere stock between May 12, 1998 and September 22, 1998, and provisionally certified Sherleigh Associates LLC and Sherleigh Associates, Inc. Profit Sharing Plan as lead plaintiff. On June 30, 1999, a consolidated amended class action complaint was filed. The consolidated amended class action complaint alleges violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of the Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The defendants moved to dismiss the consolidated class action complaint, but such motion was denied. Discovery procedures have been initiated.

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

In connection with the Household Products Group acquisition, the Company also received two derivative demands alleging the breach of the fiduciary duties by certain of the officers and directors of the Company. An independent committee of the Board of Directors is currently conducting an investigation as to whether such derivative actions are in the best interest of the Company.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates, debt obligations issued at a fixed rate and fluctuations in the currency exchange rates. The Company's policy is to manage interest rate risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments. Although the Company feels it has mitigated some of its exposure to a rise in interest rates, large increases may have a negative impact on future earnings.

The Senior Secured Credit Facilities accrue interest at variable rates; however, the company has purchased interest rate protection for such loans in the form of interest rate swaps and caps. The Company typically maintains a fixed to total debt ratio of approximately 40% - 50%. Fixed-rate debt obligations issued by the Company are not callable until July 31, 2003.

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward and option contracts. As of June 30, 2000, the notional value of such derivatives was approximately $6.0 million, with no significant unrealized gain or loss. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on May 9, 2000, the shareholders of the Company voted to elect Susan J. Ganz, Barbara Friedson Garrett, J. Maurice Hopkins, Thomas J. Kane, Felix S. Sabates and Paul J. Sugrue as Directors of the Company. Continuing members of the Board of Directors of the Company, include: David M. Friedson, Harry D. Schulman, Jerald I. Rosen, Leonard Glazer, Lai Kin, Raymond So, Desmond Lai, Arnold Thaler and Frederick E. Fair.

         The number of votes cast for or withheld with respect to each of the nominees were as follows:

         NOMINEE                               FOR                  AGAINST
         -------                               ---                  -------

         Susan J. Ganz                      19,343,895             1,670,483
         Barbara Friedson Garrett           19,343,781             1,670,597
         J. Maurice Hopkins                 19,341,056             1,673,322
         Thomas J. Kane                     19,344,495             1,669,883
         Felix S. Sabates                   18,516,948             2,497,430
         Paul J. Sugrue                     19,341,695             1,672,683

         The shareholders of the Company voted to approve the amendment of the Company's Amended and Restated Articles of Incorporation pursuant to which the name of the Company would be changed to Applica Incorporated. The shareholders cast 20,547,979 votes in favor of the amendment, 403,954 against and 62,445 withheld authority.

         The shareholders of the Company voted to approve the Company's amendment and restatement of its Amended and Restated Articles of Incorporation, which among other things, increases the number of authorized shares of Common Stock from 40,000,000 to 75,000,000. The shareholders cast 18,585,532 votes in favor of the amendment, 2,398,098 against and 30,748 withheld authority.

         The shareholders of the Company voted to approve the Company's 2000 Stock Option Plan. The shareholders cast 13,373,946 votes in favor of the Plan, 2,329,711 against and 62,450 withheld authority.

         The shareholders of the Company voted to approve the Company's 2000 Employee Stock Purchase Plan. The shareholders cast 14,822,954 votes in favor of the Plan, 895,843 against and 48,249 withheld authority.

         In addition, the shareholders of the Company ratified the reappointment of Grant Thornton LLP, independent certified public accountants, as the Company's auditors for the fiscal year ending December 31, 2000. The shareholders cast 20,776,072 votes in favor of the reappointment of Grant Thornton LLP, 41,551 votes against and 196,755 shareholders withheld authority.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         27.1  Financial Data Schedule (in electronic format only)

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APPLICA INCORPORATED
                                        (Registrant)

August  11, 2000                        By: /s/ HARRY D. SCHULMAN
                                            --------------------------
                                            Harry D. Schulman
                                            CHIEF OPERATING OFFICER, CHIEF
                                            FINANCIAL OFFICER AND SECRETARY
                                            (Duly authorized to sign on
                                            behalf of the Registrant)

August  11, 2000                        By: /s/ TERRY L. POLISTINA
                                            ---------------------------
                                            Terry L. Polistina
                                            SENIOR VICE PRESIDENT - FINANCE
                                            AND ADMINISTRATION
                                            (Duly authorized to sign on
                                            behalf of the Registrant)