Form 10-Q/A
period 2000-06-30
APPLICA INC
filed 2000-08-22
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

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

PART II - OTHER INFORMATION

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

         The shareholders of the Company voted to approve the amendment to the Company's 1997 Cash Bonus Plan for Executive Officers. The shareholders cast 20,151,856 votes in favor of the amendment, 788,973 against and 73,549 withheld authority.

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

                                        APPLICA INCORPORATED
                                        (Registrant)

August 18, 2000                         By: /s/ HARRY D. SCHULMAN
                                            --------------------------
                                            Harry D. Schulman
                                            CHIEF OPERATING OFFICER, CHIEF
                                            FINANCIAL OFFICER AND SECRETARY
                                            (Duly authorized to sign on
                                            behalf of the Registrant)

August 18, 2000                         By: /s/ TERRY L. POLISTINA
                                            ---------------------------
                                            Terry L. Polistina
                                            SENIOR VICE PRESIDENT - FINANCE
                                            AND ADMINISTRATION
                                            (Duly authorized to sign on
                                            behalf of the Registrant)