Form 10-Q
period 2000-09-30
APPLICA INC
filed 2000-11-14
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                         COMMISSION FILE NUMBER 1-10177

                              APPLICA INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               FLORIDA                                          59-1028301
     -------------------------------                      ----------------------
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                       33014
--------------------------------------------                   -------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (305) 362-2611
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                   -----------------------------------------
                   FORMER NAME, IF CHANGED SINCE LAST REPORT

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    NUMBER OF SHARES OUTSTANDING
          CLASS                                        ON NOVEMBER 8, 2000
          -----                                     ----------------------------
Common Stock, $.10 par value                                23,035,355

                              APPLICA INCORPORATED

                                      INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   Consolidated Statements of Earnings for the
               Three Months Ended September 30, 2000 and 1999............     3

               Consolidated Statements of Operations for the Nine Months
               Ended September 30, 2000 and 1999.........................     4

               Consolidated Balance Sheets as of September 30, 2000 and
               December 31, 1999.........................................   5-6

               Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 2000 and 1999.........................     7

               Notes to Consolidated Financial Statements................  8-13

     ITEM 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................. 14-20

     ITEM 3.   Quantitative and Qualitative Disclosures About Market
               Risk......................................................    21

PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings....................................    22

          ITEM 6.   Exhibits and Reports on Form 8-K.....................    22

SIGNATURES...............................................................    23

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              APPLICA INCORPORATED

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                 ------------------------------------------------------------
                                              2000                           1999
                                 -----------------------------  -----------------------------
Sales and Other Revenues......      $199,397         100.0%        $204,229         100.0%
Cost of Goods Sold............       132,649          66.5          135,367          66.3
                                    --------         -----         --------         -----
     Gross Profit.............        66,748          33.5           68,862          33.7
Selling, General and
     Administrative Expenses..        48,071          24.1           43,623          21.4
                                    --------         -----         --------         -----
     Operating Profit.........        18,677           9.4           25,239          12.3
Other (Income) Expense
     Interest Expense.........         8,160           4.1            7,212           3.5
     Interest and Other Income          (708)          (.4)            (580)          (.3)
                                    --------         -----         --------         -----
                                       7,452           3.7            6,632           3.2
                                    --------         -----         --------         -----
Earnings before Equity
     in Net Loss of Joint
     Ventures and Income Taxes        11,225           5.7           18,607           9.1
Equity in Net Loss
     of Joint Ventures........          (128)          (.1)             - -           - -
                                    --------         -----         --------         -----

Earnings Before
     Income Taxes.............        11,097           5.6           18,607           9.1
Provision (Benefit) for
     Income Taxes.............         2,798           1.4            4,634           2.3
                                    --------         -----         --------         -----
Net Earnings..................      $  8,299           4.2%        $ 13,973           6.8%
                                    ========         =====         ========         =====

Earnings Per Share - basic..        $    .36                       $    .62
                                    ========                       ========
Earnings Per Share - diluted        $    .35                            .59
                                    ========                       ========

The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------------------------------
                                             2000                         1999
                                 ---------------------------  ---------------------------
Sales and Other Revenues......      $517,499        100.0%       $472,250         100.0%
Cost of Goods Sold............       354,156         68.4         321,004          68.0
                                    --------        -----        --------         -----
     Gross Profit.............       163,343         31.6         151,246          32.0
Selling, General and
     Administrative Expenses..       135,936         26.3         125,497          26.6
                                    --------        -----        --------         -----
     Operating Profit.........        27,407          5.3          25,749           5.4

Other (Income) Expense
     Interest Expense.........        22,225          4.3          19,947           4.2
     Interest and Other Income        (1,673)         (.3)         (1,604)          (.3)
                                    --------        -----        --------         -----
                                      20,552          4.0          18,343           3.9
Earnings before Equity
     in Net Loss of Joint
     Ventures and Income Taxes         6,855          1.3           7,406           1.5

Equity in Net Loss
     of Joint Ventures........          (128)         -           (12,894)         (2.7)
                                    --------        ----         --------         -----
Earnings (Loss) Before
     Income Taxes.............         6,727          1.3          (5,488)         (1.2)
Provision (Benefit) for
     Income Taxes.............         1,701           .3          (2,366)          (.5)
                                    --------        -----        --------         -----
Net Earnings (Loss)...........      $  5,026          1.0%       $ (3,122)          (.7)%
                                    ========        =====        ========         =====
Earnings (Loss) Per Share -
basic.........................      $    .22                     $   (.14)
                                    ========                     ========
Earnings (Loss) Per Share -
diluted.......................      $    .21                     $   (.14)
                                    ========                     ========

The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      (Unaudited)

                                                        9/30/00             12/31/99
ASSETS                                                 ---------            ---------

CURRENT ASSETS

Cash & Cash Equivalents......................          $   9,784            $  13,768
Accounts and Other Receivables,
less allowances of $9,326 and
$8,761, respectively.........................            194,424              172,500
Receivables from Affiliates (Note 1).........              2,837                3,533
Other Receivables............................                 -                12,962
Inventories
Raw Materials................................              8,513                9,045
Work-in-process..............................             22,237               18,547
Finished Goods...............................            194,063              136,114
                                                       ---------            ---------
Total Inventories............................            224,813              163,706
Prepaid Expenses.............................              9,011               12,703
Refundable Income Taxes......................              6,647                1,122
Future Income Tax Benefits...................              8,490                8,490
                                                       ---------            ---------
Total Current Assets.........................            456,006              388,784

INVESTMENT IN JOINT VENTURE
     (NOTE 2)................................              2,174                2,608

PROPERTY, PLANT & EQUIPMENT -
AT COST, less accumulated
Depreciation of $81,276 and
$69,597, respectively........................             81,190               75,983

LONG-TERM FUTURE INCOME TAX BENEFITS.........              2,050                2,049

OTHER ASSETS.................................            231,104              243,249
                                                       ---------            ---------

TOTAL ASSETS.................................          $ 772,524            $ 712,673
                                                       =========            =========


                                                                     (continued)
                                       5

                              APPLICA INCORPORATED

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                        (Unaudited)

LIABILITIES
                                                           9/30/00             12/31/99
                                                          ---------           ----------
CURRENT LIABILITIES

Notes and acceptances payable.........................    $      -             $     898
Current Maturities of Long-Term Debt..................       18,342               13,587
Accounts Payable and Accrued Expenses.................       94,060               95,103
Income taxes payable..................................          728                4,723
Deferred Income, current portion......................          292                  585
Other current liabilities.............................           -                10,573
                                                          ---------            ---------
Total Current Liabilities.............................      113,422              125,469

LONG-TERM DEBT........................................      309,036              243,571

DEFERRED INCOME, less current portion.................           -                   236

SHAREHOLDERS' EQUITY (Note 2)

Special Preferred Stock -
Authorized 40,000 shares of
$.01 par value; none issued...........................           -                    -

Common Stock - authorized:
75,000 and 40,000, respectively,
shares of $.10 par
value; shares outstanding:
23,039 and 22,640, respectively.......................        2,304                2,264
Paid-in Capital.......................................      151,672              149,548
Retained Earnings.....................................      199,708              194,682
Accumulated Other Comprehensive Loss..................       (2,122)              (1,601)
Note receivable - officer.............................       (1,496)              (1,496)
                                                          ---------            ---------
Total Shareholders' Equity............................      350,066              343,397
                                                          ---------            ---------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY..............    $ 772,524            $ 712,673
                                                          =========            =========

The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED SEPTEMBER  30,
                                                                             ---------------------------------
                                                                                   2000                 1999
                                                                             ----------------     ----------
Cash flows from operating activities:
Net (loss) earnings.......................................................       $  5,026             $ (3,122)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation of property, plant and equipment.............................         14,234               13,108
Amortization of intangible assets.........................................         14,465               12,627
Amortization of deferred income...........................................           (529)                  -
Net loss on disposal of fixed assets......................................             -                 2,204
Equity in net earnings of joint ventures..................................            434                  371
Write down of investment in joint venture.................................             -                12,574
Net change in allowance for losses on accounts receivable.................            565                  603
Changes in assets and liabilities
Increase in accounts and other receivables................................        (22,489)             (32,700)
Increase in inventories...................................................        (61,107)             (10,409)
Decrease in prepaid expenses..............................................          3,692                6,814
(Increase) Decrease in other assets.......................................         (2,320)               5,894
Decrease in other receivables.............................................         12,962                   -
Decrease in accounts payable and accrued expenses.........................         (1,043)              (2,219)
Decrease in current and deferred income taxes.............................         (9,521)              (9,462)
Decrease in other liabilities.............................................        (10,573)                  -
Decrease in deferred income...............................................             -                (1,541)
Decrease in other accounts................................................           (521)                (289)
                                                                                 --------             --------
Net cash used in
operating activities......................................................        (56,725)              (5,547)

Cash flows from investing activities:
Additions to property, plant and equipment - net..........................        (19,441)             (17,101)
Purchase of net assets from joint venture.................................             -               (15,059)
Decrease in receivable accounts
and notes from affiliates.................................................            696                2,344
                                                                                 --------             --------
Net cash used in investing activities.....................................        (18,745)             (29,816)

Cash flows from financing activities:
Net borrowings under notes and acceptances payable........................       $   (898)            $ 28,949
Long-term debt - net......................................................         70,220               (9,962)
Exercise of stock options and warrants....................................          2,164                1,490
                                                                                 --------             --------
Net cash provided by financing activities.................................         71,486               20,477
Decrease in cash
and cash equivalents......................................................         (3,984)             (14,886)
Cash and cash equivalents at beginning of year............................         13,768               20,415
                                                                                 --------             --------
Cash and cash equivalents at end of quarter...............................       $  9,784             $  5,529
                                                                                 ========             ========

                                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest..................................................................       $ 23,332             $ 24,470
Income taxes..............................................................       $  8,758             $  5,621

The accompanying notes are an integral part of these statements.

                              APPLICA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF ACCOUNTING POLICIES

     INTERIM REPORTING

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and changes in financial position for the interim periods. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified for comparability.

     RECEIVABLES FROM AFFILIATES

     Receivables from Affiliates include the current portion of receivables due from the Company's joint venture partner and a Company officer. These receivables are due upon demand and bear interest at prevailing market interest rates.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. Outstanding at September 30, 2000 was $18,300,000 notional amount in contracts and/or options to purchase foreign currency, forward. There is no significant unrealized gain or loss on these contracts. All contracts have terms of six months or less.

     The Company uses interest rate derivatives of one to eight years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense. Outstanding at September 30, 2000, were interest rate swaps on $180,000,000 notional principal amount with a market value of approximately ($1,473,000). The market value represents the amount the Company would have to pay to exit the contracts at September 30, 2000. The Company does not intend to exit the contracts at this time.

2.   SHAREHOLDERS' EQUITY

     EARNINGS PER SHARE

     Basic shares for the three and nine month periods ended September 30, 2000 were 23,035,355 and 22,917,044, respectively. Basic shares for the three and nine month periods ended September 30, 1999 were 22,478,303 and 22,290,429, respectively. Included in diluted shares are common stock equivalents relating to options of 539,762 and 1,327,338 for the three month periods ended September 30, 2000 and 1999, respectively and 971,795 for the nine month period ended September 30, 2000. All common stock equivalents have been excluded from the per share calculation in the nine month period ended September 30, 1999 as their inclusion would have been anti-dilutive.

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

     This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations. By Order dated March 9, 1999, in addition to consolidating the above-referenced cases, the Court provisionally certified the class of plaintiffs who purchased stock between May 12, 1998 and September 22, 1998, and provisionally certified Sherleigh Associates LLC and Sherleigh Associates, Inc. Profit Sharing Plan as lead plaintiff. On June 30, 1999, a consolidated amended class action complaint was filed. The consolidated amended class action complaint alleges violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of certain product categories of the Household Products Group of the Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The defendants moved to dismiss the consolidated class action complaint, but such motion was denied. Discovery procedures have been initiated.

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

     The Manufacturing segment includes the Company's operations located in Bao An County, Guangdong Province of the People's Republic of China and in Queretaro, Mexico. The majority of the Company's products are manufactured in these two facilities.

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

     Segment information for the three month periods ended September 30, are as follows: (In Thousands)

                                         Consumer Products    Consumer
                                               North          Products
                                              America       International Manufacturing    Total
                                         -----------------  ------------- -------------  ---------
     2000:
     Net Sales.......................        $ 146,104        $ 24,852       $111,686    $ 282,642
     Intersegment net sales..........               -               -          95,870       95,870
     Operating earnings .............            3,100             286         15,304       18,690

     1999:
     Net Sales.......................          156,206          21,801         90,087      268,094
     Intersegment net sales..........               -               -          85,528       85,528
     Operating earnings .............           10,230             175         16,103       26,508

     Reconciliation to consolidated amounts:

                                                    2000       1999
                                                 ---------  ---------
     REVENUES:
     Total revenues for reportable segments      $ 282,642  $ 268,094
     Other revenues.......................          12,625     21,663
     Eliminations of intersegment revenues         (95,870)   (85,528)
                                                 ---------  ---------
          Total consolidated revenues.....       $ 199,397  $ 204,229
                                                 =========  =========
     Operating earnings:
          Total earnings for reportable          $  18,690  $  26,508
     segments.............................
          Other earnings (loss)...........             695       (689)
          Interest expense................          (8,160)    (7,212)
          Equity in net loss of joint ventures        (128)        -
                                                 ---------  --------
          Consolidated earnings before income
          taxes................................  $  11,097  $  18,607
                                                 =========  =========


     Segment information for the nine month periods ended September 30, are as follows: (In Thousands)

                               Consumer Products     Consumer
                                     North           Products
                                    America        International Manufacturing    Total
                               -----------------   ------------- -------------  ---------
     2000
     Net Sales.............         $ 380,454        $ 70,552       $307,975    $ 758,981
     Intersegment net sales             5,894              -         260,984      266,878
     Operating earnings
     (loss)................            (9,693)           (405)        36,881       26,783

     1999
     Net Sales.............           358,317          55,132        199,388      612,837
     Intersegment net sales                -               -         171,100      171,100
     Operating earnings
     (loss)................             3,993          (2,415)        26,353       27,931


     Reconciliation to consolidated amounts:

                                                       2000        1999
                                                    ----------  ---------
     REVENUES:
          Total revenues for reportable segments    $  758,981  $ 612,837
          Other revenues........................        25,396     30,513
          Eliminations of intersegment revenues.      (266,878)  (171,100)
                                                    ----------  ---------
              Total consolidated revenues.......    $  517,499  $ 472,250
                                                    ==========  =========

     Operating earnings (loss)
          Total earnings (loss) for reportable      $   26,783  $  27,931
              segments..........................
          Other earnings (loss).................         2,297       (578)
          Interest expense......................       (22,225)   (19,947)
          Equity in net earnings (loss) of joint
          ventures..............................          (128)   (12,894)
                                                    ----------- ---------

          Consolidated loss before income taxes.    $   (6,727)    (5,488)
                                                    ==========  =========

                                       10

5.   SUBSEQUENT EVENT

     In November 2000, the Company entered into a relationship with a consumer packaged goods company to develop, manufacture and distribute new products in the mass market. The Company has entered into a joint development agreement for one product and is in the process of reviewing other opportunities. In conjunction with the development arrangement, the Company plans to expand its existing manufacturing capacity, exit various non-strategic product lines, including certain retail personal care items, and reallocate Company resources resulting in non-recurring non-cash charges totaling $30 to $40 million in the fourth quarter of 2000. The Company has amended its Senior Secured Credit Facility to incorporate the capital requirements of the alliance, which includes an increase in allowable capital expenditures by $25.0 million over the next two years and the modification of various covenants.

6.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries of the Company's Senior Subordinated Notes ("Notes") (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume the guarantor subsidiaries were in place for all periods presented. The Company and subsidiary guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The guarantors include the following: Applica Consumer Products, Inc., Windmere Holdings Corporation, Windmere Holdings Corporation II, Fortune Products, Inc., Bay Books & Tapes, Inc., HP Delaware, Inc., HP Americas, Inc., HPG LLC, HP Intellectual Corp. and WD Delaware, Inc. The Notes contain certain covenants which, among other things, will restrict the ability of the Subsidiary Guarantors to make distributions to the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                             APPLICA                             NON
                                          INCORPORATED       GUARANTORS      GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                          ------------       ----------      ----------       ------------      ------------
STATEMENT OF OPERATIONS
Net Sales...........................              -             388,646        395,693          (266,840)          517,499
Cost of goods sold..................              -             283,296        337,700          (266,840)          354,156
                                             -------           --------        -------          --------           -------
Gross Profit........................              -             105,350         57,993                -            163,343
Operating Expenses..................            (557)           111,543         24,680               270           135,936
                                             -------           --------        -------          --------           -------
Operating Profit (Loss).............             557             (6,193)        33,313              (270)           27,407
Other (income) expense, net.........          20,026                615            (89)               -             20,552
                                             -------           --------        -------          --------           -------
Earnings (loss) before income taxes
     and Equity in earnings (loss)
     of joint Ventures..............         (19,469)           (6,808)        33,402              (270)            6,855
Provision (Benefit) for income
     taxes                                        -                 159          7,036            (5,494)            1,701
Equity in net loss of joint
     ventures.......................             128                 -              -                 -                128
                                             -------           --------        -------        ----------           -------
Net earnings (loss).................         (19,597)            (6,967)        26,366             5,224             5,026
                                             =======           ========        =======        ==========           =======

BALANCE SHEET
Cash................................              10             (2,107)        11,881                -              9,784
Accounts and other receivables......              -             134,648         59,776                -            194,424
Receivables from affiliates.........          21,286            (83,046)        64,597                -              2,837
Inventories.........................              -             146,803         78,010                -            224,813

Other current assets................              -                 893         11,719            11,536            24,148
                                             -------           --------        -------        ----------           -------
     Total current assets...........          21,296            197,191        225,983            11,536           456,006
Investments in joint venture........         425,900            113,122         70,503          (607,351)            2,174
Property, plant and equipment, net..              -              17,800         63,390                -             81,190
Other assets........................              -             662,333         11,137          (440,316)          233,154
                                             -------           --------        -------        ----------           -------
     Total assets...................         447,196            990,446        371,013        (1,036,131)          772,524
                                             =======           ========        =======        ==========           =======
LIABILITIES:
Accounts payable and accrued expenses              3             31,005         63,052                -             94,060
Current maturities of long term debt          18,342                 -              -                 -             18,342
Deferred income, current portion....              -                 292             -                 -                292
Income taxes payable................              -              (1,796)         5,511            (2,987)              728
                                              ------           --------        -------        ----------           -------
     Total current liabilities......          18,345             29,501         68,563            (2,987)          113,422
Long term debt......................         299,154            424,025         19,060          (433,203)          309,036

Deferred income, less current portion             -                  -              -                 -                 -
Deferred income taxes...............              -               5,514          2,843            (8,357)               -
                                             -------           --------        -------        ----------           -------
     Total liabilities..............         317,499            459,040         90,466          (444,547)          422,458
Shareholders' equity................         129,697            531,406        280,547          (591,584)          350,066
                                             -------           --------        -------        ----------           -------
     Total liabilities and
shareholders' Equity.......................  447,196            990,446        371,013        (1,036,131)          772,524
                                             =======           ========        =======        ==========           =======
Cash Flow Information

Net cash provided by (used in)
operating Activities...............          (19,595)        (1,226,564)        26,514         1,163,007           (56,638)
Net cash provided by (used in)
investing Activities................         (42,710)         1,022,712        (41,016)         (957,297)          (18,311)
Net cash provided by (used in)
financing Activities................          62,311            197,806         17,079          (205,710)           71,486
Effect of exchange rate.............               -                  -           (521)               -               (521)
Cash at beginning...................               4              3,939          9,825                -             13,768
Cash at end.........................              10             (2,107)        11,881                -              9,784

                      NINE MONTHS ENDED SEPTEMBER 30, 1999


                                             APPLICA                             NON
                                          INCORPORATED       GUARANTORS      GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                          ------------       ----------      ----------       ------------      ------------
STATEMENT OF OPERATIONS
Net Sales...........................              -            293,786         271,186            (92,722)         472,250
Cost of goods sold..................              -            185,420         226,347            (90,763)         321,004
                                              ------           -------         -------           --------          -------
Gross Profit........................              -            108,366          44,839             (1,959)         151,246
Operating Expenses..................            (521)          108,457          17,290                271          125,497
                                              ------           -------         -------           --------          -------
Operating Profit (Loss).............             521               (91)         27,549             (2,230)          25,749
Other (income) expense, net.........          18,670            (1,691)            271              1,093           18,343
                                              ------           -------         -------           --------          -------
Earnings (loss) before income taxes
     and Equity in earnings (loss)
     of joint Ventures..............         (18,149)            1,600          27,278             (3,323)           7,406
Provision (Benefit) for income taxes              -             (3,562)          3,766             (2,570)          (2,366)
Equity in net earnings (loss)
     of joint ventures..............             593           (13,487)             -                  -           (12,894)
                                             -------           -------         -------           --------          -------
Net earnings (loss).................         (17,556)           (8,325)         23,512               (753)          (3,122)
                                             =======           =======         =======           ========          =======

BALANCE SHEET
Cash................................               6            (3,954)          9,477                 -             5,529
Accounts and other receivables......              -            158,404          51,141             (5,529)         204,016
Receivables from affiliates.........          21,390           (39,600)         30,301             (8,847)           3,244
Inventories.........................              -            105,281          69,278             10,921          185,480
Other current assets................              -             23,281           6,508             11,536           41,325
                                             -------           -------         -------           --------          -------
     Total current assets...........          21,396           243,412         166,705              8,081          439,594
Investments in joint ventures.......         426,413             9,248          70,585           (503,483)           2,763
Property, plant and equipment, net..              -             12,856          65,010                 -            77,866
Other assets........................               0           534,254          11,885           (294,948)         251,191
                                             -------           -------         -------           --------          -------
     Total assets...................         447,809           799,770         314,185           (790,350)         771,414
                                             =======           =======         =======           ========          =======

LIABILITIES:

Notes payable.......................               0            11,350               0            (11,350)               0
Accounts payable and accrued expenses              1            70,575          65,052                  0          135,628
Current maturities of long term debt          10,342                -                0                 -            10,342
Deferred income, current portion....              -                689              -                  -               689
Income taxes payable................              -             (1,164)          1,045              1,215            1,096
                                             -------           -------         -------           --------          -------
     Total current liabilities......          10,343            81,450          66,097            (10,135)         147,755
Long term debt......................         284,195           286,404           5,450           (286,404)         289,645

Deferred income, less current portion             -                269              -                 783            1,052
Deferred income taxes...............              -             16,254           2,969             (8,358)          10,865
                                             -------           -------         -------           --------          -------
     Total liabilities..............         294,538           384,377          74,516           (304,114)         449,317
Shareholders' equity................         153,271           415,393         239,669           (486,236)         322,097
                                             -------           -------         -------           --------          -------
     Total liabilities and
shareholders'                                447,809           799,770         314,185           (790,350)         771,414
                                             =======           =======         =======           ========          =======
        Equity......................

Cash Flow Information

Net cash provided by (used in)
operating Activities................          (17,555)          66,983          10,870            (65,556)          (5,258)
Net cash provided by (used in)
investing Activities................           (9,474)          35,241         (35,407)           (20,176)         (29,816)
Net cash provided by (used in)
financing Activities...............            27,035         (109,261)         16,971             85,732           20,477
Effect of exchange rate.............               -                -             (289)                -              (289)
Cash at beginning...................               -             3,083          17,332                 -            20,415
Cash at end.........................                6           (3,954)          9,477                 -             5,529

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as "anticipate," "projects," "management believes," "the Company believes," "intends," "expects," and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors. These factors include, but are not limited to:

     o    economic conditions and the retail environment;
     o the Company's dependence on the timely development and introduction of products;
     o    the acceptance of products by customers and consumers;
     o    competitive products and pricing;
     o    reliance on key customers;
     o dependence on foreign suppliers and supply and manufacturing constraints;
     o    changes in raw material costs;
     o    cancellation or reduction of orders for products;
     o the effects of the class action litigation filed by certain shareholders; and
     o    other risks and uncertainties detailed from time to time.

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

In June 2000, the Kmart Corporation exercised its option to terminate its long-term supply contract with the Company for the sale of consumer electronic products under the White-Westinghouse trademark in the United States. The termination will be effective on June 30, 2002. Under the terms of the agreement, Kmart's minimum purchase requirements for the period July 1, 2001 through June 30, 2002 will be reduced to 25% of the original requirements for that period. Management does not believe that the termination of the agreement will have a material effect on the financial condition, results of operations or liquidity of the Company.

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of sales and other revenues are set forth below:

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                2000               1999
                                                ----               ----

Net Sales.............................           100.0%           100.0%
Cost of goods sold....................            68.4             68.0
                                                 -----            -----
Gross Profit..........................            31.6             32.0
Selling, general and administrative               26.3             26.6
expenses..............................
Other (income) expense - net..........             4.0              3.9
Equity in net loss of joint ventures..              --             (2.7)
                                                 ----             -----
Earnings (loss) before income taxes...             1.3             (1.2)
Provision (benefit) for income taxes..              .3              (.5)
                                                 ----              ----
Net earnings (loss)...................             1.0%             (.7)%
                                                 =====             ====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

SALES AND OTHER REVENUES

Sales and other revenues ("Revenues") for the Company decreased by $4.8 million to $199.4 million, a decrease of 2.4% over Revenues for the third quarter of 1999. The change is primarily the result of a $14.5 million decrease in revenues related to electronics inventory liquidated in conjunction with the Newtech asset purchase and a $11.3 million increase in OEM sales.. Also contributing to the net change was a $1.3 million increase in Black & Decker branded kitchen product sales and a $3.7 million decrease in other product sales. A de-emphasis of the Corning brand and elimination of the Fiesta and Campbells brand in conjunction with the Company's restructuring of its sales organization contributed to losses in other branded kitchen sales on top of the already soft retail results. Sales to Walmart accounted for 16.5% and 20.0% of total sales for the 2000 and 1999 periods, respectively.

GROSS PROFIT MARGIN

Gross profit decreased by $2.1 million. Gross profit margin was 33.5% as a percentage of revenues in 2000 as compared to 33.7% in the 1999 period. The minimal change in the gross profit margin is the result of an increase in raw material costs, primarily oil-based plastic resins partially offset by realized manufacturing cost synergies, productivity gains and a more favorable product mix of distribution sales. There can be no assurance that manufacturing synergies and productivity gains will be able to offset increases in raw material costs in future periods. The Company has taken steps to bring its inventory levels back in line by the end of the year, including reducing production in China and Mexico. The slowdown in production will reduce gross profit margins in the fourth quarter of 2000 as overhead absorption is decreased.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the Company increased by $4.4 million in the third quarter of 2000 and increased as a percentage of sales, to 24.1% from 21.4% in the 1999 period. The dollar increase consists primarily of increases in distribution and freight costs of $5.0 million.

Additional warehousing and distribution expenses were incurred due to increased finished goods inventory levels and sales volume. Freight expenses increased reflecting the additional sales volume, increase in finished goods inventory and rate increases from the carriers. The impact of the slowdown in production on selling, general and administrative expenses should begin taking effect in the first quarter of 2001.

INTEREST EXPENSE

Interest expense increased by $948,000 to $8.2 million in 2000. The increase is a result of additional borrowings under the Company's Senior Revolving Credit Facility to meet working capital requirements, primarily associated with the increase in finished goods inventory, as well as due to rising interest rates.

TAXES

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

EARNINGS PER SHARE

Basic shares for the three month periods ended September 30, 2000 and 1999 were 23,035,355 and 22,478,303, respectively. Included in diluted shares are common stock equivalents relating to options and warrants of 539,762 and 1,327,338 for the three month periods ended September 30, 2000 and 1999, respectively.

CONSUMER PRODUCTS NORTH AMERICA ("NORTH AMERICA")

North America sales decreased by $10.1 million to $146.1 million in the third quarter of 2000. The change is primarily attributable to a $1.7 million decrease in Black & Decker branded products and a $7.6 million decrease in other branded kitchen electrics. A de-emphasis of the Corning brand and elimination of the Fiesta and Campbells brand in conjunction with the Company's restructuring of its sales organization contributed to losses in other branded kitchen sales on top of the already soft retail results.

CONSUMER PRODUCTS INTERNATIONAL ("INTERNATIONAL")

Sales for the International segment increased by $3.1 million to $24.9 million or 14% from the 1999 period. The increase is attributed to growth in sales of existing products, as well as the introduction of new products, under the Black & Decker brand name.

MANUFACTURING

Sales at the Company's manufacturing subsidiaries increased by $21.6 million in the 2000 period to $111.7 million due to a projected increase in Company-wide sales growth and increased OEM sales. Included in 2000 third quarter sales are OEM sales totaling $15.8 million, a $11.3 million increase over the 1999 period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

SALES AND OTHER REVENUES

Sales and other revenues ("Revenues") for the Company increased by $45.2 million to $517.5 million, an increase of 9.6% over Revenues for the first nine months of 1999. The change is primarily the result of a $34.7 million increase in Black & Decker and Windmere branded kitchen products. Also contributing to the net increase were increases in OEM sales and professional personal care product sales of $18.7 million and $5.5 million, respectively. The increases were partially offset by a $7.5 million decrease in home environment sales and a $4.9 million decrease in revenues related to electronic products. The decrease in electronic products revenues reflects $17.1 million of electronics inventory liquidated in conjunction with the Newtech asset purchase in 1999. Sales to Walmart accounted for 18.7% and 18.0% of total sales for the 2000 and 1999 periods, respectively.

GROSS PROFIT MARGIN

Gross profit increased by $12.1 million. Gross profit margin was 31.6% as a percentage of revenues compared to 32.0% in the 1999 period. The minimal change in the gross profit margin is primarily the result of an increase in raw material costs, primarily oil-based resins, partially offset by realized manufacturing cost synergies, productivity gains and a more favorable product mix of distribution sales. There can be no assurance that manufacturing synergies and productivity gains will be able to offset increases in raw material costs in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the Company increased by $10.4 million in the nine month period ended September 30, 2000 yet decreased as a percentage of sales, to 26.3% from 26.6% in the 1999 period. The dollar increase consists primarily of increases in distribution and freight costs of $11.0 million, amortization of $1.8 million of which $1.2 is related to the 1999 Newtech acquisition and $2.2 million in systems related consulting fees, partially offset by a $1.9 million decrease in sales and marketing related expenses including commissions, advertising, promotion and sales materials.

Additional warehousing and distribution expenses were incurred due to increased inventory levels and sales volume. Freight expenses increased reflecting both the additional sales volume, increase in finished goods inventory and rate increases from the carriers.

EQUITY IN NET LOSS OF JOINT VENTURES

In June 1999, the Company wrote down its remaining investment in a joint venture and, therefore, discontinued recording its interest in the joint venture's operations.

INTEREST EXPENSE

Interest expense increased by $2.3 million to $22.2 million in 2000. The increase is a result of additional borrowings under the Company's Senior Revolving Credit Facility to meet working capital requirements, primarily associated with the increase in finished goods inventory, as well as due to rising interest rates.

TAXES

The Company's tax expense is based on the earnings of each of its foreign and domestic operations and it includes such additional U.S. taxes as are applicable to any repatriation of foreign earnings. Foreign earnings, other than in Canada, Mexico and certain other countries in Latin America, are generally taxed at rates lower than in the United States.

EARNINGS PER SHARE

Basic shares for the nine month periods ended September 30, 2000 and 1999 were 22,917,044 and 22,290,429, respectively. Included in diluted shares are common stock equivalents relating to options of 971,795 for the nine month period ended September 30, 2000. All common stock equivalents have been excluded from the per share calculation in the nine month period ended September 30, 1999 as their inclusion would have been anti-dilutive.

CONSUMER PRODUCTS NORTH AMERICA ("NORTH AMERICA")

North America sales increased by $16.2 million or 4.5% to $374.6 million in the first nine months of 2000, excluding $5.9 million in sales to other Company segments. The change is primarily attributable to a $19.3 million increase in Black & Decker and Windmere branded kitchen electrics and $5.5 million in professional personal care product sales, offset by a $7.5 million decrease in home environment product sales.

CONSUMER PRODUCTS INTERNATIONAL ("INTERNATIONAL")

Sales for the International Segment increased by $15.4 million to $70.6 million or 28.0% from the 1999 period. The increase may be attributed to growth in sales of existing products as well as the introduction of new products, under both the Black & Decker and Windmere brand names.

MANUFACTURING

Sales at the Company's Manufacturing subsidiaries increased by $108.6 million to $308.0 million in the 2000 period as compared to 1999, primarily as a result of increased Company-wide sales. Included in total sales are OEM sales totaling $47.0 million, a $18.7 million, or 66.2%, increase over the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's working capital was $342.6 million, as compared to $291.8 million at September 30, 1999. At September 30, 2000 and 1999, the Company's current ratio was 4.0 to 1 and 3.0 to 1, respectively, and its quick ratio was 2.0 to 1 and 1.6 to 1, respectively. The change in ratios is primarily the result of the use of the Company's long-term credit facilities to meet short-term working capital requirements. A slowdown in 2000 third quarter sales has resulted in higher than expected inventory levels.

Cash balances decreased by $4.0 million for the nine month period ended September 30, 2000.

The net cash used in operating activities, which totaled $56.7 million, reflects increased working capital requirements, primarily to finance the increase in finished goods inventories. Higher inventory levels in the first half of the year primarily reflected early production by the Company of certain products due to capacity constraints typically experienced in the back half of the year and the delay by several key retailers of modular sets. In addition, slower than anticipated retail sales in the third quarter caused inventory levels to remain high. The Company is currently taking steps to manage the impact of the increase in inventory levels, including slowing down production in the fourth quarter, in order to reduce the levels by year end.

Cash used in investing activities totaled approximately $18.7 million for the period and consists of capital expenditures at the Company's manufacturing facilities.

Cash provided by financing activities totaled approximately $71.5 million in the period reflecting increased borrowings used to meet working capital requirements, primarily the acquisition and storage of excess finished goods inventories.

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

Certain of the Company's foreign subsidiaries have approximately $48.9 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property, and in some cases, a Company guarantee. Outstanding borrowings by the Company's Hong Kong subsidiaries are primarily in U.S. dollars.

The Company's primary sources of liquidity are its cash flow from operations and borrowings under its Senior Secured Credit Facilities. The Senior Secured Credit Facilities, as amended, consist of a Senior Secured Revolving Credit Facility, a Tranche A Term Loan and a Tranche B Term Loan. The Company is currently borrowing $118.7 million under the term loan portion of its Senior Secured Credit Facilities. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by the Company of up to $160.0 million. As of November 1, 2000, the Company is borrowing $68.8 million under the Senior Secured Revolving Credit Facility and has approximately $89.2 million available for future cash borrowings, under all its credit facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

In November 2000, the Company entered into a relationship with a consumer packaged goods company to develop, manufacture and distribute new products in the mass market. To date, the Company has entered into a joint development agreement for one product and is in the process of reviewing other opportunities. In conjunction with the development arrangement, the Company will expand its existing manufacturing capacity, exit various non-strategic product lines including certain retail personal care items, and reallocate Company resources resulting in non-recurring non-cash charges totaling $30 to $40 million in the fourth quarter of 2000. The Company has amended its Senior Secured Credit Facility to incorporate the capital requirements of the alliance, which includes an increase in allowable capital expenditures of $25.0 million over the next two years and the modification of certain covenants.

The Company's aggregate capital expenditures for the nine months ended September 30, 2000 were $19.4 million. The Company anticipates that the total capital expenditures for 2000 will be approximately $26.0 million, which includes the cost of new tooling. The Company plans to fund those capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

At September 30, 2000, debt as a percent of total capitalization was 48.3 percent.

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

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of the Company's costs, such as payroll, rent and indirect operations costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars, Canadian dollars and Mexican pesos. Changes in the relation of these and other currencies to the U.S. dollar will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's results of operations cannot be accurately predicted.

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

Outstanding at September 30, 2000, were interest rate swaps on $160.0 million notional principal amount with a market value of approximately ($1,473,000). The market value represents the amount the Company would have to pay to exit the contracts at September 30, 2000. The Company does not intend to exit the contracts at this time.

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

From time to time, the Company explores opportunities to diversify its sourcing and/or production of certain products to other low-cost locations or with other third parties or joint venture partners in order to reduce its dependence on production in China and Mexico and/or reduce its dependence on the Company's existing distribution base. However, at the present time, the Company intends to continue its production in China and Mexico.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of January 1, 2001. The new standards require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards may result in cumulative after-tax reductions in net earnings and other comprehensive income beginning in the first quarter of 2001. The adoption will also impact assets and liabilities recorded on the balance sheet. The Company does not believe that the impact of derivatives currently outstanding will have a material impact on future operations.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward and option contracts. As of June 30, 2000, the notional value of such derivatives was approximately $18.3 million, with no significant unrealized gain or loss. The majority of the Company's receipts and expenditures are contracted in U.S. dollars and the Company does not consider the market risk exposure relating to currency exchange to be material at this time. Extreme volatility in certain currencies could, however, have a negative material impact on future operations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          See "Legal Proceedings" in Part I, Item 2 of this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits:

3.1 Second Amended and Restated Articles of Incorporation of the Company filed with the Florida Secretary of State on May 10, 2000.

10.1 Amendment No. 1 to Amended and Restated Credit Agreement by and among the Company, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A. (f/k/a Nationsbank, National Association), as agent for the lenders, dated April 29, 1999.

10.2 Amendment No. 2 to Amended and Restated Credit Agreement by and among the Company, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A. (f/k/a Nationsbank, National Association), as agent for the lenders, dated December 29, 1998.

10.3 Amendment No. 3 to Amended and Restated Credit Agreement by and among the Company, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated February 17, 2000.

10.4 Amendment No. 4 to Amended and Restated Credit Agreement by and among the Company, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated June 30, 2000.

10.5 Amendment No. 5 to Amended and Restated Credit Agreement by and among the Company, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated June 30, 2000.

10.6 Amendment No. 6 to Amended and Restated Credit Agreement by and among the Company, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated November 9, 2000.

10.7* Employment Agreement dated July 1, 2000 between Applica Consumer Products, Inc. and Michael J. Michienzi, President and General Manager, Sales and Marketing of Applica Consumer Products, Inc.

10.8* Employment Agreement dated July 1, 2000 between Applica Consumer Products, Inc. and Richard J. Gagliano, Senior Vice President, Manufacturing and Engineering of Applica Consumer Products, Inc.

10.9*     Employment Agreement dated July 1, 2000 between the Company and Terry
          L. Polistina, Senior Vice President, Finance and Administration.

27.1      Financial Data Schedule (filed electronically)

(b)       Reports on Form 8-K:

          None

-----------
* These exhibits are management contracts or compensatory plans or arrangements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APPLICA INCORPORATED
                                   (Registrant)

November 14, 2000                  By:  /s/ HARRY D. SCHULMAN
                                        ________________________________________
                                        Harry D. Schulman
                                        CHIEF OPERATING OFFICER, CHIEF
                                        FINANCIAL OFFICER AND SECRETARY
                                        (Duly authorized to sign on behalf of
                                        the Registrant)

November 14, 2000                  By:  /s/ TERRY L. POLISTINA
                                        ________________________________________
                                        Terry L. Polistina
                                        SENIOR VICE PRESIDENT - FINANCE
                                        AND ADMINISTRATION
                                        (Duly authorized to sign on
                                        behalf of the Registrant)