Form 10-K405
period 2000-12-31
APPLICA INC
filed 2001-03-16
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-10177

                              APPLICA INCORPORATED
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      FLORIDA                                59-1028301
 ------------------------------------------------          ----------------
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
                   organization)                         Identification Number)

5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                          33014
--------------------------------------------                        ----------
  (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (305) 362-2611

Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -------------------                             -----------------------------------------
Common Stock, $.10 par value.........................                        New York Stock Exchange
Common Stock Purchase Rights.........................                        New York Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 15, 2001, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $7.30) held by non-affiliates of the Registrant was approximately $141.5 million.*

         As of March 15, 2001, there were 23,099,382 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

------------
* Based on reported ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual shareholders.

         As used in this Annual Report on Form 10-K, "we," "our," "us," the "Company" and "Applica" refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as "anticipate," "projects," "management believes," "Applica believes," "intends," "expects," and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including the specific factors set forth in "Risk Factors." Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Applica may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Applica disclaims any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

         Applica Incorporated is a Florida corporation that was incorporated in 1963. Applica is a manufacturer, marketer and distributor of a broad range of branded and private-label small electric consumer goods. In 1998, Applica acquired the Black & Decker Household Products Group and became a leading supplier of brand name small household appliances in the United States. We also manufacture and distribute professional personal care products, home environment products and pet care products, including the LitterMaid(R) self-cleaning cat litter box. We manufacture and market products under licensed brand names, such as Black & Decker(R), our own brand names, such as Windmere(R), and other private-label brand names. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

         Applica operates manufacturing facilities in China and Mexico. In 2000, approximately 70% of the products sold by Applica were manufactured in such facilities. In addition, we manufacture products on an "original equipment manufacturing" (OEM) basis for other consumer products companies.

         Effective January 1, 2000, Applica reorganized into three new business segments: Consumer Products North America, Consumer Product International, and Manufacturing. See Note L "Business Segment and Geographic Area Information" to the Consolidated Financial Statements in Schedule I hereto for information regarding business segment data.

BUSINESS STRATEGY

         We have combined top brand names and a reputation for quality and innovation with our efficient, low-cost manufacturing capabilities. We expect to continue to achieve growth and increased profitability by pursuing the following strategies:

         INCREASE MARKET SHARE THROUGH NEW PRODUCT INTRODUCTIONS AND BRAND DEVELOPMENT. We intend to increase our market share by offering new product categories and new product segments under the Black & Decker(R) brand name. Additionally, we are expanding our international presence in the Latin American and Canadian marketplaces through continued expansion of new products into the dual brand strategy of Windmere(R) and Black & Decker(R). The Windmere(R) line is intended to capture the opening price point market and the Black & Decker(R) line is intended to focus on the mid-price point market.

         LEVERAGE MANUFACTURING CAPABILITIES. Our primary goal is to reduce operating costs and increase productivity in our manufacturing facilities. We intend to:

         o  offer increased OEM support for U.S.-based manufacturers;

         o use our manufacturing capabilities in China to make components for our Mexican manufacturing facility and for third party manufacturers; and

         o expand capabilities at our China facility by reproducing certain efficiencies used in our Mexican facility.

         EXPLORE ALLIANCE POTENTIALS. We intend to pursue strategic alliances to further differentiate our products and to accelerate our growth. Such alliances can include brand development, product development or distribution alliances. We also intend to further develop the strategic alliance we entered into last year to fully capitalize on its potential.

         SEEK OTHER GROWTH OPPORTUNITIES. We are searching for growth opportunities within and beyond our existing business that will leverage our core competencies.

PRODUCTS AND PRODUCT DEVELOPMENT

         Applica primarily manufactures and distributes four categories of products: small household appliances, personal care products, pet products and home environment products. The following table sets forth the approximate amounts and percentages of Applica's net sales by product category during the periods shown:


                                                  2000                       1999                      1998
                                         -----------------------    ----------------------   ------------------------
                                                                   (DOLLARS IN THOUSANDS)
                                            NET           %            NET           %         NET              %
                                         SALES(1)       OF TOTAL    SALES(1)      OF TOTAL   SALES(1)        OF TOTAL
                                         --------       --------    --------      --------   --------        --------

Small Household Appliances.........      $523,000         75%       $493,000         74%      $266,000          63%
Personal Care......................        58,000          8          51,000          8         51,000          12
Pet................................        25,000          4          24,000          4         20,000           5
Home Environment...................        35,000          5          39,000          5         39,000           9
Other Products (2).................        54,000          8          60,000          9         48,000          11

----------------
(1) Net sales numbers do not include OEM sales. For information regarding OEM sales, see "OEM Sales" below.

(2) Includes certain retail personal care sales that Applica transitioned out of in 2000.


         The small household appliance group includes food preparation, cooking, beverage and garment care products. This category constitutes our largest product category. Applica provides customers in the small household appliances market with a broad product line at introductory and mid-tier price points. Our products in this category include toaster ovens, toasters, hand-held irons, blenders, can openers, coffee grinders, coffee makers, electric knives, skillets, griddles, deep fryers, rotisseries, bag sealers, food choppers, mixers, popcorn poppers, rice cookers and steamers, sandwich makers and other similar products. We also distribute vacuum cleaners under the Black & Decker(R) brand in Latin America.

         The personal care group focuses mainly on the professional line marketed under the Belson(R) brand and other private label brands, and includes hair dryers, curling irons, curling brushes, hairsetters, combs and brushes, shears and mirrors. The professional products are sold primarily to beauty salons and beauty supply stores. Applica also currently sells a small number of professional personal care products to drug stores and mass merchandisers. In addition, we supply electric and non-electric amenities to the lodging industry under the Jerdon(R) brand. The products include wall-mounted hair dryers, lighted makeup and shaving mirrors, pulsating shower heads and other similar products. We decided during the fourth quarter of 2000 that the sale of retail personal care items was not consistent with our strategic goals. We have therefore discontinued the production and sale of a significant number of such items and are focusing on the professional line of personal care.

         Applica also manufactures and markets the LitterMaid(R) self-cleaning cat litter box, a patented product that has improved the lives of cats and their owners. Due to the success of the LitterMaid(R) self cleaning cat box, we have introduced other products under this brand, including LitterMaid(R) branded cat litter and accessories such as the LitterMaid(R) privacy tent and replacement waste receptacles. These products were historically sold directly to consumers via direct response vehicles such as infomercials and to the mass markets. We have recently expanded distribution opportunities and are focusing on our primary distribution channels.

         Applica has historically participated in the home environment category, which includes seasonal products such as fans and heaters, under the Windmere(R) brand name. This participation was targeted primarily at the opening price point segment of the marketplace. Beginning in the third quarter of 2001, Applica intends to enter the mid-price point segment of the market by launching a full array of ceramic heaters and heater fans under the Black & Decker(R) brand. Once established, we intend to expand the Black & Decker(R) brand into additional areas of the home environment category.

         We also source and distribute other products, including telephones, telephone answering machines, video cassette recorders, radios, tape decks and CD players under the White-Westinghouse(R) brand in the U.S. and Canada.

         Applica has instituted a well-defined product development and improvement process focused on the perceived needs and demands of consumers. The product development process continues to be refined to provide "speed-to-market" with solid design and function characteristics. Applica launched over 140 new products in 2000 and 100 products in 1999. New products are those that require a new mold, have a new feature or those that have not been in our line previously. Some of the new products launched in 2000 include the Smart-Brew coffeemaker line, the ProBlend blender line, the PowerPro mixer line and the Quick `n Easy food processor line.

BRANDS

         As part of the acquisition of the Black & Decker Household Products Group, Applica licensed the Black & Decker(R) brand for use in marketing small household appliances in North America, Central America, South America (excluding Brazil) and the Caribbean. In addition, Applica acquired certain Black & Decker sub-brands, including Toast R Oven(TM), ProFinish(TM) and Quick n' Easy(TM), and licensed Spacemaker(TM) for under the cabinet kitchen appLiances.

         The major portion of Applica's revenue is generated through the sale of kitchen appliances, with the Black & Decker(R) brand representing approximately 59% of Applica's total revenue in 2000, as compared to 56% in 1999. The Black & Decker(R) brand is firmly established as a market leader and had the number one United States market share in the toaster oven and hand-held iron categories, with dollar market shares of approximately 51% and 41%, respectively, for the 52 week period ending December 2000, as compared to 53% and 39%, respectively, in 1999. In addition, in December 2000, the Black & Decker(R) brand had the number one United States dollar market shares with mass merchandisers in can openers, hand mixers, food steamers, electric knives, food choppers and citrus juicers. New products constituted 24.4% of our Black & Decker(R) sales in 2000 and 20.5% of the sales in 1999.

         Applica also participates in several small appliance categories such as cooking, food preparation, garment care and home environment under its Windmere(R) brand name, primarily in Latin America. We use this brand to exploit the high unit volume potential of the opening price point segments within these categories.

         Applica also manufactures and markets several products under the LitterMaid(R) brand. The flagship LitterMaid(R) branded product is the self-cleaning cat litter box. We have also introduced other products under this brand, including cat litter and accessories. This product is sold through our primary distribution channels and directly to consumers via direct response vehicles such as infomercials.

         The professional personal care category is targeted specifically at the professional salon segment under the Belson(R) brand and other private label programs. In addition, Applica continues to focus on both appliances and personal care products that will be targeted to the hotel and hospitality industry through the continued distribution of the Jerdon(R) brand of products.

         In 1999, Applica acquired the right to market certain products under the White-Westinghouse(R) brand name. These products include telephones, telephone answering machines, video cassette recorders, radios, tape decks and

CD players. In June 2000, the Kmart Corporation exercised its option to terminate its long term supply contract with Applica for the sale of White-Westinghouse(R) consumer electronic products in the United States. The termination will be effective on June 30, 2002.

         Applica also has, and from time to time will enter into, licenses and other agreements that grant it the right to use other trademarks and trade names.

STRATEGIC ALLIANCES

         Applica continues to pursue strategic alliances to further differentiate our products and to accelerate our growth. Such alliances can include brand development, product development and/or distribution alliances. Our current alliance with The Black & Decker Corporation encompasses brand development. Applica has worked closely with The Black & Decker Corporation to ensure that the Black & Decker(R) brand representation is seamless to the consumer. Most recently, Applica and The Black & Decker Corporation worked jointly on the Black & Decker website.

         In the fourth quarter of 2000, we entered into a joint product development relationship with a consumer products company to develop, manufacture, market and distribute new products in the mass market. We have entered into a development agreement for one product and are in the process of reviewing other opportunities for joint product development with this company in household appliances. This relationship will be initially targeted to the Black & Decker(R) brand, but future developments may assist in the development of new brands and wider categories for Applica. We anticipate that the first product developed pursuant to this alliance will be launched in the U.S. in the first half of 2002.

SOURCES AND AVAILABILITY OF RAW MATERIALS/SUPPLIERS

         The raw materials and components used in the manufacture of our products are available from numerous suppliers in quantities sufficient to meet normal requirements. Applica's primary raw materials include plastic resin, electrical components, corrugated cardboard for cartons, aluminum and copper. Factors that are largely beyond our control, such as movements in commodity prices for specific raw materials, may affect their future cost. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum, which rose significantly in 2000. Because the majority of our raw materials are commodity based, they are available from at least two or more independent suppliers. Applica is not dependent upon any single foreign source for such materials, although the cost from alternative sources may be higher.

         Applica also purchases approximately 30% of its finished products from outside suppliers.

TRADEMARKS, PATENTS AND LICENSING ARRANGEMENTS

         Applica manufactures products with features for which we have filed or obtained licenses for trademarks, patents and design registrations in the United States and in several foreign countries. Our right to these patents and trademarks is a significant part of our business and our ability to create demand for our products is dependent to a large extent on our ability to exploit them. We also rely on unpatented proprietary manufacturing methodologies in our Mexican and Chinese manufacturing facilities.

         Important brand names that we own include Windmere(R), Jerdon(R) and Belson(R). The Windmere(R) brand is targeted to electric kitchen appliances and to home environment products in the opening price point segment. Jerdon(R), and its sub-brand First Class(R), and Belson(R) are targeted to the personal care market. In addition, We acquired certain Black & Decker sub-brands, including Toast R Oven(TM), ProFinish(TM) and Quick n' Easy(TM) and liceNsed Spacemaker(TM) for under the cabinet kitchen appliances.

         Applica, as part of the acquisition of the Black & Decker Household Products Group, licensed the Black & Decker(R) brand for specific household appliances under a licensing arrangement. The license is on a royalty-free basis through June 2003. Renewals, if mutually agreed upon, are for five-year periods and will require the payment of minimum royalties, which royalty rates have previously been negotiated. If Black & Decker does not agree to renew the license agreement, Applica has 18 months to transition out of the product line on a royalty-free basis. Upon request, Black & Decker may elect to extend the license to use the Black & Decker(R) brand to certain additional products. Such additional products will be subject to minimum royalty payments. In 2000, Black & Decker agreed to extend the license to seven new products, including heaters, fans, deep fryers and humidifiers. These new products are subject to royalty payments.

         Applica owns the Littermaid(R) trademark for self-cleaning litter boxes and has extended the trademark for accessories such as a litterbox privacy tent and waste receptacles for use with the Littermaid(R) litter box. Applica owns one patent and has exclusive licenses to three others covering the Littermaid(R) litter box. The patents have been issued in the United States and a number of foreign countries.

         Applica has also licensed the White-Westinghouse(R) trademark for small electronic appliances, including telephones, telephone answering machines, video cassette recorders, radios, tape decks and CD players. Such license is exclusive in the United States and Canada and requires the payment of minimum royalties. The license agreement also contains minimum sales requirements, which if not met, may result in the termination of the license. Applica has the right to renew the license agreement on an annual basis through 2012. In the fourth quarter of 2000, Applica recorded a write down of an intangible asset of $3.2 million associated with Kmart's decision to terminate its long-term supply contract for White-Westinghouse(R) electronic products, which is included in non-recurring charges because it is our present intention not to re-market these products to another company.

PRIVATE LABEL MANUFACTURING

         Applica offers a number of products in the small appliance, personal care and home environment categories for private label branding by retailers. Private label brands are those brands that are specific to a certain retailer. In addition, Applica is working with key retailers to supply product development and manufacturing expertise to the development of lines such as the Michael Graves(TM) line at Target, for which we have developed 11 products since 1998. Additionally, Applica developed and currently manufactures the Starbucks' Barista Aroma(TM) thermal coffeemaker, which is exclusively marketed by Starbucks and sold through its retail stores and catalogs.

MANUFACTURING

         Applica operates manufacturing facilities in the People's Republic of China and Mexico. Durable Electrical Metal Factory Limited is Applica's wholly owned Hong Kong subsidiary, with manufacturing operations located in Bao An County, Guangdong Province of the People's Republic of China, which is approximately 60 miles northwest of central Hong Kong. Durable's facilities include six manufacturing plants located within a six square mile radius, constituting approximately two million square feet of production capability. Durable is a vertically integrated manufacturing operation, with the capacity and expertise to handle most phases of product manufacturing, from design to component manufacturing through final assembly. Durable uses computer-aided design and manufacturing software and up-to-date mold making machinery to shorten the time between product conception and final production. By manufacturing a majority of its own parts and testing at several points in the manufacturing process, Durable is better able to ensure consistent quality. Durable's commitment to quality earned ISO 9001 certification of its facilities. Durable's facilities in China are operated under contracts with the local government.

         Applica Manufacturing, S. de R.L. de C.V. is Applica's wholly owned Mexican manufacturing subsidiary, located in Queretaro, Mexico, which is approximately 150 miles northwest of Mexico City. The factory constitutes approximately 290,000 square feet of floor space and manufactures Black & Decker(R) branded products for distribution to both North America and Latin America. Its capabilities include product design and tool fabrication. The Mexican facility is also certified under ISO 9000 standards. This location primarily manufactures irons and toaster ovens.

OEM SALES

         Durable also serves as a contract manufacturer for a range of products, including toasters, steam irons, toaster ovens, can openers, blenders, hand mixers and waffle irons, which it sells primarily to small appliance companies and distributors in the United States, Canada and Europe. Our Mexican manufacturing facility does not currently engage in OEM manufacturing.

         The approximate amounts of Applica's net OEM sales during 2000, 1999 and 1998 were $53.3 million, $51.4 million and $50.0 million, respectively.

CUSTOMERS

         Applica markets it products primarily through mass merchandisers, but also distributes to catalogs and catalog showrooms, warehouse clubs, department stores, television shopping channels, drug and grocery stores, pet supply retailers, beauty supply stores, independent distributors and military post exchange outlets, as well as through e-commerce websites. In 2000, Applica's top three customers were Wal-Mart, Kmart and Target. Such customers accounted for approximately 36%, 34% and 30% of net sales in 2000, 1999 and 1998, respectively. Wal-Mart was our only customer that accounted for more than 10% of net sales in 2000.

SALES, MARKETING AND DISTRIBUTION

         Applica's products are sold principally by its sales employees. However, we use independent sales representatives in Central America and the Caribbean. We use media advertising, cooperative advertising and collateral materials to promote our products. In the United States, Canada, Mexico and South America, we wholesale our line of consumer products nationwide to retailers, including mass merchandisers, department stores, drug chains, catalog stores and discount and variety stores. We market our professional salon appliances and hair care accessories to beauticians, barbers and stylists primarily through distributors. In addition, our professional personal care lines are sold through professional beauty and barber retail stores.

BACKLOG

         Applica's backlog consists of commitments to order and orders for Applica's products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptances of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of December 31, 2000, Applica had a backlog of approximately $52.8 million compared to $50.9 million as of December 31, 1999. We do not believe that the amount of backlog orders is a significant factor in our business.

SEASONALITY

         Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third and fourth quarters of the fiscal year, primarily due to increased demand by customers in late summer for "back-to-school" sales and in the fall for holiday sales. The majority of our sales occur from July through November.

COMPETITION

         The sale of small electric consumer goods is characterized by intense competition. Competition is based on price and quality, as well as access to retail shelf space, product design, brand names, new product introduction and marketing support and distribution approaches. Applica competes with various domestic and international manufacturers and distributors, some of which have substantially greater financial and other resources than those of Applica. We believe that our future success will depend upon our ability to develop and produce reliable products that incorporate developments in technology and satisfy customer tastes with respect to style and design. It will also depend on our ability to market a broad offering of products in each category at competitive prices.

         Primary competitors in the household appliance market include Hamilton Beach/Procter Silex, Sunbeam, West Bend, Salton, Kitchen Aid, Cuisinart, Regal, Krups, Braun and Holmes (Rival). Primary competitors in the personal care market include Conair, Helen of Troy and Remington and in the home environment market include Holmes, Patton, Pelonis, Duracraft, Honeywell, Bionaire and Lakewood.

REGULATION

         In the United States, Canada, Latin America and Europe, most federal, state, provincial and local authorities require safety regulation certification prior to marketing electrical appliances in those jurisdictions. Within the United States, Underwriters Laboratory, Inc. ("UL") is the most widely recognized certification body for electrical appliances. UL is an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards. Most of our products are listed by UL. We endeavor to have most of our products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.

         Certain of the products sold by Applica in the United States are also subject to the Fair Packaging and Labeling Act. We believe that in addition to complying with the Fair Packaging and Labeling Act, we comply with the applicable rules and regulations of the Federal Trade Commission and other federal and state agencies with respect to the content of advertising and other trade practices. However, a determination that we are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages.

EMPLOYEES

         As of March 15, 2001, Applica had approximately 17,000 full-time employees, which included approximately 14,000 employed at Durable's operations in Hong Kong and China, approximately 650 employed in North America and approximately 2,000 employed in Mexico and South America. From time to time, Applica also uses the services of seasonal employees.

         In connection with the acquisition of the Black & Decker Household Products Group, Applica Manufacturing, S. de R.L. de C.V., Applica's Mexican manufacturing subsidiary, assumed the obligations of Black & Decker, S.A. de C.V. under a collective bargaining agreement with the Sindicato Unico de Trabajadores Black & Decker del Estado de Queretaro, C.T.M. (Single Workers Union of Black & Decker of the State of Queretaro, C.T.M.) covering approximately 1,500 employees at our manufacturing plant in Queretaro, Mexico. The wage provisions of this collective bargaining agreement were renegotiated in February 2001. To date, the union has not engaged in strikes or work stoppages against Applica. We believe that our relationships with both union and non-union employees are good.

LEGAL STRUCTURE

         Applica's manufacturing operations are provided by two wholly owned subsidiaries: Durable Electrical Metal Factory Limited in Hong Kong and Applica Manufacturing, S. de R.L. de C.V. (formerly known as Household Products Limited de Mexico, S. de R.L. de C.V.) in Mexico. The distribution, sales, and marketing operations are primarily handled though our U.S. operating subsidiary, Applica Consumer Products, Inc. Applica also has separate entities providing distribution, sales and marketing operations in Canada, Puerto Rico, Mexico, Chile, Peru, Argentina, Venezuela and Colombia.


                                  RISK FACTORS

IF WE ARE UNABLE TO RENEW THE BLACK & DECKER(R) TRADEMARK LICENSE AGREEMENT, OUR BUSINESS COULD BE ADVERSELY AFFECTED

         As part of the acquisition of the Black & Decker Household Products Group, we licensed the Black & Decker(R) brand through June 2003 for use in marketing small household appliances in North America, Central America, South America (excluding Brazil) and the Caribbean. Renewals, if mutually agreed upon, are for five-year periods and will require the payment of minimum royalties, which royalty rates have previously been negotiated. The major portion of our revenue is generated through the sale of Black & Decker(R) branded kitchen appliances, which represented approximately 59% of our total revenue in 2000. The termination of the license by The Black & Decker Corporation would likely have a material adverse effect on our business, financial condition and results of operations.

THE INFRINGEMENT OR LOSS OF OUR PROPRIETARY RIGHTS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

         We believe that our rights in owned and licensed names are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks. There can be no assurance as to the breadth or degree of protection that these trademarks may afford us, or that we will be able to successfully exploit our trademarks in the future. Any inability to do so, particularly with respect to names in which we have made significant capital investments could have a material adverse effect on our business, financial condition and results of operations. In addition, because our business strategy is heavily dependent upon the use of brand names, adverse publicity with respect to products that are not sold by us, but bear the same brand names, could have a material adverse effect on our business, financial condition and results of operations.

         We also rely on unpatented proprietary manufacturing technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our technology. If we are unable to maintain the proprietary nature of our technologies, our business, financial condition and results of operations could be materially adversely affected. Additionally, we manufacture our products with features for which we have filed or obtained licenses for patents and design registrations in the United States and in several foreign countries. With respect to our applications for patents, there can be no assurance that any patents will be obtained. If obtained, there can be no assurance that such patents will afford us commercially significant protection of our technologies or that we will have adequate resources to enforce our patents.

WE DEPEND ON PURCHASES FROM SEVERAL LARGE CUSTOMERS AND ANY SIGNIFICANT DECLINE IN THESE PURCHASES OR PRESSURE FROM THESE CUSTOMERS TO REDUCE PRICES COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS

         Due to the consolidation of the retail industry, our customer base has become relatively concentrated. Wal-Mart Stores, Inc., our largest single customer, accounted for approximately 21% of our 2000 net sales. Our top three customers accounted for approximately 36%, 34% and 30% of net sales in 2000, 1999 and 1998, respectively. Although we have long-established relationships with many of our customers, we do not have any long-term supply contracts and purchases are generally made using individual purchase orders. As a result, we must receive a continuous flow of new orders from our large, high-volume retail customers. However, we cannot assure you that we can continually meet the needs of our customers. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on our future financial performance.

OUR BUSINESS IS VERY SENSITIVE TO THE STRENGTH OF THE U.S. RETAIL MARKET AND WEAKNESS IN THIS MARKET COULD ADVERSELY EFFECT OUR BUSINESS

         The strength of the retail economy in the United States has a significant impact on our performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, catalog showrooms, warehouse clubs, department stores or any of our other customers could have a material adverse effect on our business, financial condition and results of operations.

OUR PERFORMANCE CAN FLUCTUATE WITH THE FINANCIAL CONDITION OF THE RETAIL
INDUSTRY

         We sell our products to retailers, including mass merchandisers, department stores, catalog showrooms and wholesale clubs. A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. Certain of our retail customers have filed for bankruptcy protection in recent years. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, financial condition and results of operations.

         In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a "just-in-time" basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories.

OUR BUSINESS CAN BE ADVERSELY EFFECTED BY FLUCTUATIONS IN COST AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS

         Raw materials and components constitute a significant portion of our cost of goods. Factors that are largely beyond our control, such as movements in commodity prices for the specific materials we require, may affect the future cost of raw materials and components. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum, which rose significantly in 2000. In addition, any inability of our suppliers to timely deliver raw materials or components or any unanticipated changes in our suppliers could be disruptive and costly to us. Our ability to select reliable suppliers who provide timely deliveries of quality materials and components will impact our success in meeting customer demand. Any significant failure by us to obtain raw materials on a timely basis at an affordable cost or any significant delays or interruptions of supply, would have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS INVOLVES THE POTENTIAL FOR PRODUCT RECALLS AND PRODUCT LIABILITY CLAIMS AGAINST US

         We face exposure to product recalls and product liability claims in the event that one of our products is alleged to have manufacturing or safety defects or to have resulted in injury or other adverse effects. Although we maintain product liability insurance in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance. As a result, we cannot assure you that product recalls or product liability claims will not have a material adverse effect on our financial condition or results of operations.

WE COULD BE ADVERSELY AFFECTED BY CHANGING CONDITIONS IN FOREIGN COUNTRIES

         We manufacture a significant number of the products we sell in China and Mexico and obtain a significant proportion of the raw materials used in the manufacturing of our products outside the United States. We also currently have certain of our products manufactured by contract manufacturers outside of the United States. In addition, our strategy includes increasing sales to customers outside of the United States, including Latin America. International operations are subject to risks including, among others:

         o  labor unrest;

         o  political instability;

         o  lack of developed infrastructure;

         o  longer payment cycles and greater difficulty in collecting accounts;

         o  restrictions on transfers of funds;

         o  import and export duties and quotas;

         o  domestic and international customs and tariffs;

         o  unexpected changes in regulatory environments;

         o  difficulty in complying with a variety of foreign laws;

         o  difficulty in obtaining distribution and support; and

         o  potentially adverse tax consequences.

         Labor in China and Mexico has historically been readily available at relatively low cost to us as compared to labor costs applicable in other nations. Both countries have experienced social, political and economic change in recent years. We cannot assure you that labor will continue to be available to us in China or Mexico at costs consistent with historical levels. A substantial increase in labor costs could have a material adverse effect on us. We could also be adversely affected by the imposition of austerity measures intended to reduce inflation, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the foreign countries where we do business, particularly China, Hong Kong and Mexico. We cannot assure you that any of the foregoing factors will not have a material adverse effect on our ability to increase or maintain our international sales or importing activities, our financial condition or the results of our operations.

         Additionally, our six manufacturing facilities in China are operated under leases with the local government. If changing conditions in China result in the termination of one or more of the lease agreements by the local government, it could have a material adverse effect on our business.

OUR BUSINESS COULD BE ADVERSELY EFFECTED BY CHANGES IN TRADE RELATIONS WITH
CHINA

         During 2000, China was granted permanent normal trade relations ("PNTR") with the United States, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the United States. However, this status was conditioned on China's admission to the World Trade Organization, which has not yet occurred. Therefore, PNTR status must be re-approved in July 2001. No assurance can be given that China's PNTR trading status will be renewed. If PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by us, which would have a material adverse impact on our business, financial condition and results of operations.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY CURRENCY FLUCTUATIONS IN OUR INTERNATIONAL OPERATIONS

         While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our costs, such as payroll, rent and indirect operations costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars and Mexican pesos. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the dollar foreign exchange rates will not be volatile in the future and that fluctuations in financial markets will not have a material adverse effect on our business, financial condition and results of operations.

OUR FUTURE SUCCESS REQUIRES US TO SUCCESSFULLY DEVELOP NEW AND INNOVATIVE PRODUCTS ON A CONSISTENT BASIS IN ORDER TO INCREASE REVENUES AND WE MAY NOT BE ABLE TO DO SO

         We believe that our future success will depend in part upon our ability to continue to make innovations in our existing products and to develop, manufacture and market new products. We cannot assure you that we will be successful in the introduction, marketing and manufacture of any new products or produce innovations or that we will be able to develop and introduce in a timely manner innovations to our existing products that satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully and in a timely manner could have a material adverse effect on our business, financial condition or results of operations.

WE RELY HEAVILY ON OUR MANUFACTURING FACILITIES TO MANUFACTURE AND ASSEMBLE OUR PRODUCTS. AN EXTENDED INTERRUPTION IN THE OPERATION OF ANY FACILITY COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS

         A substantial portion of our net sales are derived from products manufactured or assembled at our manufacturing facilities located in China and Mexico. These manufacturing facilities are subject to hazards that could result in material damage to any such facility. Any such damage to either facility, or prolonged interruption in the operations of either facility for repairs, labor disruption or other reasons, would have a material adverse effect on our financial condition and results of operation.

WE ARE SUBJECT TO SEVERAL PRODUCTION-RELATED RISKS WHICH COULD JEOPARDIZE OUR ABILITY TO REALIZE ANTICIPATED SALES AND PROFITS

         To realize sales and operating profits at anticipated levels we must manufacture, source and deliver high quality products in a timely manner. Among others, the following factors can have a negative effect on our ability to do these things:

         o  labor difficulties;

         o  scheduling and transportation difficulties;

         o  management dislocation;

         o substandard product quality, which can result in higher warranty, product liability and product recall costs;

         o  delays in development of quality new products;

         o changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws and occupational health and safety laws; and

         o  changes in the availability and costs of labor.

OUR OPERATING RESULTS CAN BE AFFECTED BY SEASONALITY

         Our business is highly seasonal with operating results varying from quarter to quarter. We experience higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for our products in the late summer for "back-to-school" sales and in the fall for holiday sales. This seasonality has also resulted in additional interest expense to us during the third and fourth quarters of each fiscal year due to an increased need to borrow funds to maintain sufficient working capital to finance such increased demand. Lower revenues in the third and fourth quarters or our inability to service additional interest expense due to increased borrowings could have a material adverse effect on our business, financial condition and results of operations.

WE COMPETE WITH OTHER LARGE COMPANIES THAT PRODUCE SIMILAR PRODUCTS

         The markets for our products are highly competitive. We believe that competition is based upon several factors, including price, quality, access to retail shelf space, product features and enhancements, brand names, new product introductions, marketing support and distribution systems. We compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than we have. We also compete with importers and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales. In addition, our industry has recently experienced some consolidation of existing manufacturers, each generating annual sales which are significantly higher than our own. We cannot assure you that we will be able to compete successfully against current and future sources of competition or that the competitive pressures we face will not adversely affect our profitability.

OUR DEBT AGREEMENTS CONTAIN COVENANTS THAT RESTRICT OUR ABILITY TO TAKE CERTAIN ACTIONS

         Our credit facility and the indenture for our 10% notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, and otherwise enter into certain transactions outside the ordinary course of business. The credit facility also requires us to maintain specified financial ratios and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. The breach of any of these covenants or restrictions would result in a default under the credit facility and the indenture, in which case the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing the debt or cease to provide additional revolving loans or letters of credit, which could have a material adverse effect on our business.

A CLASS ACTION LAWSUIT HAS BEEN BROUGHT AGAINST US IN CONNECTION WITH OUR ACQUISITION OF THE BLACK & DECKER HOUSEHOLD PRODUCTS GROUP; WE CANNOT PREDICT THE OUTCOME OF THIS LAWSUIT

         In 1998, several lawsuits were filed against us and subsequently consolidated, alleging violations of the federal securities laws in connection with the acquisition by us of the Black & Decker Household Products Group. Among other things, the plaintiffs allege that Applica and certain of our directors and officers, along with our underwriters, NationsBanc Montgomery Securities LLC (now known as Banc of America Securities LLC), provided false information in connection with a public offering of debt and equity securities. Additionally, we received two derivative demands by certain shareholders alleging breach of fiduciary duties by certain of our officers and directors. We are currently advancing the legal expenses of the directors and officers who were named as defendants in the class action suit. Pursuant to the terms of the underwriting agreement between us and NationsBank, we may also be obligated to indemnify NationsBanc for any judgment against them and any loss, claim, liability, damage or expense arising from this matter. Currently, we cannot predict the outcome of these matters, evaluate the likelihood of success or evaluate the range of potential loss. While we believe that this litigation will not ultimately have a material adverse effect on our financial position, if we were to lose the litigation and the judgment was substantially outside our insurance coverage, or if we were required to indemnify NationsBanc in a material amount, it could have a material adverse effect on our financial condition, results of operation and cash flow.

GOVERNMENT REGULATIONS COULD ADVERSELY IMPACT OUR OPERATIONS

         In the United States, Latin America, Canada and Europe, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. or other safety regulation certification prior to marketing electrical appliances in those jurisdictions. Most of our products have such certifications. However, there can be no assurance that our products will continue meet such specifications. Certain of the products sold by us in the United States are also subject to the cosmetic purity and labeling provisions of the Fair Packaging and Labeling Act. A determination that we are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants. Our failure to comply with applicable regulations could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

         The following table sets forth the principal operating facilities of
Applica:

      LOCATION                                  DESCRIPTION                                AREA (SQ. FEET)
      --------                                  -----------                                ---------------
Miami Lakes, Florida               Headquarters, general administration, sales              140,000 Owned
                                     office, warehouse and distribution
Hialeah, Florida                   Warehouse and distribution                               100,000 Leased
Shelton, Connecticut               Sales office and product development laboratories        100,000 Leased
Man Fung, China                    Manufacturing and distribution                           237,000 Leased
Sai Po Yuen, China                 Manufacturing and distribution                           202,000 Leased
Man Cheung Po, China               Manufacturing and distribution                           935,000 Leased
Pok Kong, China                    Manufacturing and distribution                           465,000 Leased
Sun Kiu, China                     Manufacturing and distribution                           312,000 Leased
Gong He, China                     Manufacturing, distribution and warehouse                109,000 Leased
Queretaro, Mexico                  Manufacturing, distribution, warehouse and office        290,000 Owned
Little Rock, Arkansas              Warehouse and distribution                               780,000 Leased
Jacksonville, Arkansas             Warehouse and distribution                               300,000*
Toronto, Canada                    Canada headquarters, sales office and distribution       110,000 Leased
Hong Kong, China                   Durable headquarters and general administration           40,000 Leased

---------------------
* This is a public warehouse facility.

         Durable's facilities in China are operated under contracts with the local government.

         Applica also leases additional warehouse and office space and uses the services of public warehouses in the United States, Canada and Latin America pursuant to short-term contracts.

         Applica believes its current facilities are adequate to meet its needs in the foreseeable future. If necessary, we may, from time to time, acquire or lease additional facilities for warehousing and/or other activities.

ITEM 3.  LEGAL PROCEEDINGS

         SHAREHOLDER LITIGATION AND RELATED MATTERS. Applica is a defendant in SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-LENARD which was filed in the United States District Court, Southern District of Florida on October 8, 1998.

         This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations filed in 1998. The complaint alleges violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by Applica of the Household Products Group of The Black & Decker Corporation. Among other things, the plaintiffs allege that Applica and certain of its directors and officers, along with its underwriters, NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The court has provisionally certified the class of plaintiffs who purchased Applica stock between May 12, 1998 and September 22, 1998. The defendants moved to dismiss the consolidated class action complaint, but such motion was denied. Discovery procedures have been initiated.

         Applica is currently advancing the legal expenses of the directors and officers who were named as defendants in the class action suit. Such defendants have agreed to repay Applica for all or any portion of such advances to which they are ultimately found not to be entitled pursuant to applicable law. Based on the information currently available, we do not believe that the lawsuit and/or the indemnification of the officers and directors named as defendants will have a material adverse effect on the financial condition, results of operations or business of Applica. However, as the outcome of this matter is difficult to predict, significant changes in the estimated exposures could occur. Additionally, the actual effects of the indemnification on Applica cannot be finally determined until the amount of such indemnification, if any, is fixed. As of December 31, 2000, Applica had satisfied and charged to expense the deductible of its directors and officers liability insurance policy, which provides certain coverage against monetary exposure.

         Pursuant to the terms of the underwriting agreement between Applica and the underwriter defendants, Applica may be obligated to indemnify the underwriters for any judgment against them and any loss, claim, liability, damage or expense arising from this matter.

         In connection with the Household Products Group acquisition, Applica also received two derivative demands from certain shareholders alleging breach of fiduciary duties by certain of our officers and directors. An independent committee of the Board of Directors is currently conducting an investigation as to whether such derivative actions are in the best interest of Applica. Any monetary liabilities resulting from this matter would accrue to the benefit of Applica and would not likely have a material effect on the financial position of Applica. However, as the outcome of this matter is difficult to predict, significant changes in the estimated exposures could occur.

         SALTON LITIGATION. Applica is also a defendant in SALTON, INC. V WINDMERE-DURABLE HOLDINGS, INC. AND WINDMERE CORPORATION, which was filed in the United States District Court, Northern District of Illinois.

         In January 2001, Salton, Inc. filed suit against Applica alleging breach of a non-competition agreement. In connection with the sale to Salton of Applica's 50% interest in Salton, Salton issued a $15 million promissory note to Applica as part of the purchase price. Applica also entered into an agreement with Salton whereby Salton agreed to pay Applica 50% of its profits on the sales to Kmart of White-Westinghouse(R) products. Salton is alleging that Applica has breached the non-compete provision of such agreement. Salton is further alleging that, as the result of Applica's actions, Kmart has ceased buying White-Westinghouse(R) products from Salton to Salton's detriment.

         Salton is requesting compensatory and punitive damages, attorney's fees and costs, and cancellation of the $15 million note. Salton has also purportedly terminated its agreement with Applica for the payment of 50% of the profits from its sale of White-Westinghouse(R) products to Kmart. Applica recorded approximately $5.7 million, $2.6 million and $2.6 million of income under this agreement in 2000, 1999 and 1998, respectively. We believe that the amount of ultimate liability in this matter, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

         OTHER MATTERS. Applica is subject to other legal proceedings, products liability claims and other claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of Applica. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Applica's security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Applica's common stock, $.10 par value, is listed for trading on the New York Stock Exchange under the symbol "APN." The following tables set forth, for the periods indicated, the range of high and low closing prices for the common stock as reported on the NYSE Composite Transactions Tape:

                                                                        CLOSING PRICE
                                                                      ------------------
                                                                      HIGH          LOW
                                                                      ----          ---

               1999

               First quarter...................................      $7 3/4        $4 3/4
               Second quarter..................................      $16 7/8       $6 3/8
               Third quarter...................................      $16 3/8       $12 1/16
               Fourth quarter..................................      $17 1/4       $11 3/4

               2000

               First quarter...................................      $19 3/8       $14 3/16
               Second quarter..................................      $16 3/8       $11 5/16
               Third quarter...................................      $11 5/8       $6 1/8
               Fourth quarter..................................      $5 11/16      $3 1/8

         At March 15, 2001, there were approximately 1,000 holders of record of our common stock. The number of holders of record of the common stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders.

         We did not pay any common stock dividends in 2000 and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes. We are also prohibited from declaring or paying cash dividends on our capital stock under the terms of our debt agreements.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data presented below is derived from our audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto.

                                        2000              1999              1998             1997              1996
                                        ----              ----              ----             ----              ----
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS:
Sales and other revenues .......      $ 748,751          $ 718,309          $ 474,356         $ 261,885       $ 197,004
Equity in net earnings (loss)
   of joint ventures ...........      $    (777)         $ (12,894)         $   1,621         $   7,353       $   2,299
Earnings (loss) before income
   taxes and extraordinary item       $ (22,758)         $  21,020          $  40,368         $  20,758       $   3,672
Income tax expense (benefit) ...      $  (1,542)         $   4,177          $  11,616         $     923       $    (280)
Effective tax rate .............           (6.8)%             19.9%              28.7%              4.5%           (7.6)%
Net earnings (loss) ............      $ (21,216)(1)      $  16,843(2)       $  28,752(3)      $  19,835       $     451(4)

BALANCE SHEET:
Working capital ................      $ 276,981          $ 263,315          $ 267,434         $ 106,078       $ 105,565
Current ratio ..................            3.3                3.1                3.0               2.4             3.1
Property, plant and equipment,
   net..........................      $  78,200          $  75,983          $  76,077         $  37,199       $  32,760
Total assets ...................      $ 707,935          $ 714,310          $ 742,737         $ 281,847       $ 237,279
Long-term debt, deferred
   liabilities and minority
   interest ....................      $ 260,147          $ 243,807          $ 287,306         $  17,144       $  20,132
Shareholders' equity ...........      $ 324,474          $ 343,397          $ 324,018         $ 190,821       $ 167,695

PER SHARE DATA:
Earnings (loss) per common
   share - basic ...............      $    (.92)(1)      $     .75(2)       $    1.43(3)      $    1.12       $    0.03(4)
Earnings (loss) per common
   share - diluted .............      $    (.92)(1)      $     .72(2)       $    1.33(3)      $    1.00       $    0.03(4)
Cash dividends paid ............             --                 --                 --         $    0.10       $    0.20
Book value at year end .........      $   14.06          $   15.17          $   14.67         $   10.53       $    9.61
Return on average equity .......           (6.4%)              5.1%              11.2%             11.1%            0.3%

---------
(1) Includes non-recurring, primarily non-cash charges totaling $37.7 million ($32.6 million, or $1.42 per share, after tax). Such charges include a repositioning charge of $34.1 million, of which $30.1 million is included in cost of goods sold and $4.0 million is included in selling, general and administrative expenses, and a loss on asset held for sale of $3.6 million. The $32.6 million after tax effect of the non-recurring charges has been adjusted to include a tax valuation allowance of approximately $4.5 million related to certain U.S. foreign tax credits, contributions and state net operating loss carryforwards, which expire in five years or less.

(2) Includes an adjustment of $1.5 million ($0.9 million after tax) related to the reversal of a portion of the 1998 repositioning charge. Also includes a non-recurring charge of $12.6 million ($8.3 million after tax) for the write-down of Applica's remaining investment in a joint venture.

(3) Includes a one-time, primarily non-cash repositioning charge of $17.2 million ($11.0 million after tax), of which $7.7 million is included in cost of goods sold. Also includes an after tax gain on the sale of Applica's equity interest in Salton, Inc. of $27.5 million.

(4) Includes extraordinary charge for the settlement of certain litigation of $3,500,000 or $.20 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The operating results of Applica expressed as a percentage of sales and other revenues are set forth in the table below:

                                                                        YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                             2000             1999                 1998
                                                             ----             ----                  ----
    Sales and other revenues ..................            100.0%             100.0%                100.0%
    Cost of good sold .........................             68.6               67.4                  68.5
    Repositioning charges - cost of goods sold               4.0                 --                   1.6
                                                           -----              -----                 -----
           Gross profit .......................             27.4               32.6                  29.9
    Selling, general and administrative expenses            25.5               24.6                  25.8
    Repositioning charges - other .............              0.5               (0.2)                  2.0
                                                           -----              -----                 -----
           Operating profit ...................              1.4                8.2                   2.1
    Other .....................................             (3.8)              (3.5)                  6.1
    Loss on asset held for sale ...............             (0.5)                --                    --
                                                           -----              -----                 -----
                                                            (4.3)              (3.5)                  6.1
    Equity in net earnings (loss) of joint
           ventures............................             (0.1)              (1.8)                  0.3
                                                           -----              -----                 -----
           Earnings (loss) before taxes .......             (3.0)               2.9                   8.5
    Income tax expense (benefit) ..............             (0.2)               0.6                   2.4
                                                           -----              -----                 -----
           Net earnings (loss) ................             (2.8)%(1)           2.3%(2)               6.1%(3)
                                                           =====              =====                 =====

-------------

(1) Includes non-recurring, primarily non-cash charges totaling $37.7 million ($32.6 million, or $1.42 per share, after tax). Such charges include a repositioning charge of $34.1 million, of which $30.1 million is included in cost of goods sold and $4.0 million is included in selling, general and administrative expenses, and a loss on asset held for sale of $3.6 million. The $32.6 million after tax effect of the non-recurring charges has been adjusted to include a tax valuation allowance of approximately $4.5 million related to certain U.S. foreign tax credits, contributions and state net operating loss carryforwards, which expire in five years or less.

(2) Includes an adjustment of $1.5 million ($0.9 million after tax) related to the reversal of a portion of the 1998 repositioning charge. Also includes a non-recurring charge of $12.6 million ($8.3 million after tax) for the write-down of Applica's remaining investment in a joint venture.

(3) Includes a one-time, primarily non-cash repositioning charge of $17.2 million ($11.0 million after tax), of which $7.7 million was included in cost of goods sold. Also includes an after tax gain on the sale of Applica's equity interest in Salton, Inc. of $27.5 million.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         SALES AND OTHER REVENUES. Despite slower than anticipated retail sales in the 2000 fourth quarter, sales and other revenues increased by $30.4 million to $748.8 million in 2000, an increase of 4.2% over sales and other revenues for 1999. The change was primarily the result of a $32.9 million increase in sales of Black & Decker(R) branded products. Sales of other kitchen branded products (including private label products) increased by $7.8 million despite a de-emphasis of the Corning(R) brand and elimination of the Fiesta(R) and Campbells(R) brands. White-Westinghouse(R) related revenues increased by approximately $14.9 million in 2000, excluding $19.2 million of sales related to electronics inventory liquidated in conjunction with the purchase of the assets of Newtech Electronics Industries, Inc. in 1999. This increase was the result of sales of such products for a full year, as compared to six months in 1999 as a result of the June 1999 acquisition. Decreases in home environment and personal care product sales of $7.1 million and $2.2 million, respectively, also contributed to the net change. Sales to Wal-mart, our largest customer, accounted for 21.4% and 21.3% of total sales for the 2000 and 1999 periods, respectively. Beginning in the third quarter of 2001, Applica intends to introduce its first home environment products under the Black & Decker(R) brand, as it focuses on promoting new growth in the product category.

         In June 2000, the Kmart Corporation exercised its option to terminate its long-term supply contract with Applica for the sale of consumer electronic products under the White-Westinghouse(R) brand in the United States. The termination will be effective on June 30, 2002. Sales and other revenues recorded from Kmart in connection with such contract for the years ended December 31, 2000 and 1999 were $13.1 million and $8.2 million, respectively. Under the terms of the agreement, Kmart's minimum purchase requirements for the period July 1, 2001 through June 30, 2002 will be reduced to 25% of the original requirements for that period.

         Effective January 1, 2000, Applica reorganized into three new business segments: Consumer Products North America, Consumer Product International, and Manufacturing. Sales for the Consumer Products North America segment increased by $13.9 million to $561.0 million in 2000. The change was primarily attributable to a $15.5 million increase in Black & Decker(R) branded products. In addition, sales of other kitchen branded products increased by $5.4 million, despite the de-emphasis of the Corning(R) brand and elimination of the Fiesta(R) and Campbells(R) brands. Home environment and personal care product sales decreased by $7.1 million and $2.2 million, respectively.

         Sales for the Consumer Products International segment increased by $19.8 million to $105.5 million or 23.1% from 1999. The increase was primarily attributed to growth in sales of existing products, as well as the introduction of new products, under the Black & Decker(R) brand name.

         Sales at Applica's manufacturing subsidiaries increased by $96.7 million to $405.3 million, or 31.3%, from 1999, in response to an internally projected increase in company-wide sales and increased OEM sales. Included in 2000 sales were OEM sales totaling $53.3 million, a $1.9 million increase over 1999.

         REPOSITIONING CHARGES-COST OF GOOD SOLD. In the fourth quarter of 2000, Applica entered into a relationship with a consumer packaged goods company to develop, manufacture and distribute new products. In conjunction with the development relationship, Applica is expanding its existing manufacturing capacity, exiting various non-strategic product lines, including certain retail personal care items, and re-allocating company resources. These activities resulted in non-recurring charges totaling $34.1 million in the fourth quarter of 2000. These charges were primarily non-cash. Charges associated with the write down of inventory and other equipment totaled $30.1 million of the $34.1 million and have been recorded as cost of goods sold.

         GROSS PROFIT MARGIN. Applica's gross profit margin was 31.4% in 2000 as compared to 32.6% in 1999, excluding the $30.1 million portion of repositioning charges recorded as cost of goods sold in 2000. The decrease in the gross profit margin was the result of an increase in raw material costs, primarily oil-based plastic resins, and was partially offset by realized manufacturing cost synergies and productivity gains. Applica took steps to bring its inventory levels back in line by the end of the year 2000, including reducing production at its manufacturing facilities in China and Mexico in the fourth quarter. The reduction in overhead absorption resulting from the slowdown further contributed to the year's decrease in gross profit margins. Future period results will also be impacted as Applica continues to take steps to streamline its inventory levels.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $13.9 million in 2000 and increased as a percentage of sales, to 25.5% from 24.6% in 1999. The dollar increase consisted primarily of increases in distribution, freight and distribution-related payroll costs. Additional warehousing and distribution expenses were incurred due to increased finished goods inventory levels and sales volume. Freight expenses increased reflecting the additional sales volume, increases in finished goods inventory and rate increases from the carriers, including fuel surcharges. Payroll expenses increased as a result of the increase in distribution personnel.

         REPOSITIONING CHARGES-OTHER. In addition to amounts charged as cost of goods sold, the $34.1 million fourth quarter repositioning charges included other non-recurring, primarily non-cash charges of $4.0 million, of which $3.2 million related to the write down of certain intangible assets associated with Kmart's decision to terminate its long-term supply contract for White-Westinghouse(R) electronic products and Applica's present intention not to re-market such products to another company.

         In connection with its 1998 acquisition of the Black & Decker Household Products Group, Applica incurred a one-time repositioning charge, which was primarily non-cash and associated with Applica's decision to exit certain personal care and other non-core, low-margin products. Applica did not exit one line of business in 1999 that had been included in the accrued repositioning costs at December 31, 1998. This resulted in a reversal of the prior year charge of $1.5 million in 1999.

         LOSS ON ASSET HELD FOR SALE. In 2000, Applica determined to exit and sell substantially all of the assets of a non-strategic business and, as a result, recorded a loss of $3.6 million based on the expected realizable value of the asset.

         INTEREST EXPENSE. Interest expense increased by $3.2 million to $30.3 million in 2000. The increase was a result of additional borrowings under Applica's senior credit facility to meet working capital requirements, primarily associated with the increase in finished goods inventory, as well as rising interest rates.

         TAXES. Applica's tax expense is based on an aggregation of the taxes on earnings of each of its foreign and domestic operations. In 2000, it included additional U.S. taxes on repatriated foreign earnings in excess of the amounts that were otherwise taxable in the U.S. The earnings of subsidiaries in Canada, Mexico and Latin America (other than Chile) are generally taxed at rates comparable to or higher than 34%, the United States statutory rate. Income tax rates in Hong Kong and Chile range between 8% and 16%. Applica does not make tax provisions for the undistributed earnings of its foreign subsidiaries that it expects will be permanently invested out of the United States.

         In 2000, Applica had a tax benefit of $1.5 million (6.8%), as compared to a tax expense of $4.2 million in 1999. The difference was primarily the result of (a) $16.3 million of foreign earnings repatriated to the United States in 2000, where the income is taxed at higher statutory rates (and the applicable tax credit rates are below those rates), and (b) the establishment of $4.5 million of tax valuation allowances related to certain U.S. foreign tax credits, contributions and state net operating loss carryforwards, which expire in five years or less. The valuation allowances were established in 2000, as we believe that it is more likely than not that these benefits will not be realized before they expire.

         Applica is undergoing an examination of its U.S. tax returns for the years 1994 through 1998. The examination is still in process and at this time one adjustment has been proposed, which, if sustained, could result in a charge to earnings of approximately $500,000. Applica is protesting the disallowance. As part of the examination, the Internal Revenue Service is reviewing Applica's intercompany transfer pricing practices. Applica believes it has fairly set its transfer prices. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

         PER SHARE DATA. All common stock equivalents have been excluded from the per share calculations in 2000 as Applica incurred a net loss in the period and such inclusion would have been anti-dilutive.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         SALES AND OTHER REVENUES. Sales and other revenues increased by $244.0 million to $718.3 million, an increase of 51.4% over sales and other revenues for the year ended December 31, 1998. The increase reflected sales of Black & Decker(R) branded products for a full year compared to six months in 1998. Black & Decker(R) branded sales increased by $172.7 million to $404.8 million compared to 1998. A $53.8 million increase in other kitchen product sales, a $36.6 million increase in sales of electronic products, partially offset by a $24.7 million decrease in personal care sales, also contributed to the change. The increase in sales of electronic products included $19.2 million in non-recurring sales related to the June 1999 asset purchase from Newtech Electronics Industries, Inc. Sales to Wal-mart accounted for 21.3% and 18.6% of total sales for 1999 and 1998, respectively.

         Sales for the Consumer Products North America segment increased by $159.3 million to $547.1 million in 1999. The increase reflected sales of Black & Decker(R) branded products for a full year compared to six months in 1998. Sales of Black & Decker(R) branded products increased by $135.9 million from 1998 to 1999. A $44.1 million increase in other kitchen branded product sales and a $24.7 million decrease in personal care sales also contributed to the change in sales.

         Sales for the Consumer Products International segment increased by $50.5 million to $85.7 million in the 1999 period. The increase reflected sales of Black & Decker(R) branded products for a full year compared to six months in 1998.

         Sales for the Manufacturing segment increased by $114.4 million or 58.9% to $308.6 million in 1999. Included in total sales were OEM sales to third parties totaling $51.4 million, which closely approximates 1998 OEM sales.

         GROSS PROFIT MARGIN. Applica's gross profit margin was 32.6% in 1999, as compared to 31.5% in 1998, excluding the $7.7 million portion of the repositioning charge recorded as cost of goods sold in the 1998 period. Volume and productivity gains at Applica's manufacturing facilities offset by product mix and by aggressive pricing strategies used to gain additional market share in the Black & Decker(R) business were the primary contributors to the increase in gross profit.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, excluding the repositioning charge, increased by $54.4 million to $177.0 million for the year ended December 31, 1999. Approximately $47.7 million of the increase was a result of the June 1998 acquisition of the Black & Decker Household Products Group. Also contributing to the change was $3.0 million in amortization of intangibles in connection with the June 1999 Newtech asset purchase and $5.0 million in additional compensation paid to employees for meeting annual financial targets. As a percentage of sales, costs decreased to 24.6% from 25.8% in the 1998 period.

         REPOSITIONING CHARGES. Applica did not exit one line of business in 1999 that had been included in the accrued repositioning costs at December 31, 1998. This resulted in a reversal of the prior year charge of $1.5 million in 1999.

         EQUITY IN NET EARNINGS (LOSS) OF JOINT VENTURES. Applica's equity in net earnings (loss) of joint ventures decreased to a loss of $12.9 million in the 1999 period compared to income of $1.6 million in the 1998 period. The decrease was primarily the result of a one-time non cash charge of $12.6 million ($8.3 million after tax) to write down Applica's remaining investment in Newtech Electronics Industries, Inc. in connection with the June 1999 purchase of Newtech's assets.

         INTEREST EXPENSE. Interest expense increased to $27.1 million in 1999 from $16.6 million in 1998. The change was the result of amounts borrowed in connection with the acquisition of the Black & Decker Household Products Group beginning in July 1998.

         TAXES. Applica's effective tax rate for 1999 decreased to 19.9% compared to 28.7% in the prior year due to a decrease in the proportion of its income taxable in the U.S. The increase in 1998 was due to the gain on the sale of Applica's 50% equity interest in Salton, Inc.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         SALES AND OTHER REVENUES. Sales and other revenues increased by $212.5 million to $474.4 million, an increase of 81.1% over sales and other revenues for the year ended 1997. The increase was the result of its June 1998 acquisition of the Black & Decker Household Products Group, which contributed $232.1 million in sales. Sales contributed by the acquisition were offset by a decrease in personal care sales of $20.9 million and decreases in OEM sales of $17.8 million. Home environment and LitterMaid(R) sales increased by $7.5 million and $7.1 million, respectively, in 1998. Fees earned by Applica under marketing arrangements with Salton, Inc. totaled $2.6 million for 1998 as compared to $3.3 million for 1997 and were classified as sales and other revenues. Wal-mart accounted for approximately 19% of Applica' sales in 1998 and Salton, Inc. accounted for approximately 12% of sales in 1997.

         Sales for the Consumer Products North America segment increased by $199.0 million to $387.8 million. The increase was primarily the result of the acquisition of the Black & Decker Household Products Group. Black & Decker(R) branded product sales totaled $198.9 million for the period. Increases in home environment products, LitterMaid(R) and other branded kitchen product sales of $7.5 million, $7.1 million and $5.0 million, respectively, also contributed to the overall increase. Personal care sales decreased by $20.9 million in 1998.

         Sales for the Consumer Products International segment increased by $31.3 million to $35.2 million. The increase was the result of the acquisition of the Black & Decker Household Products Group.

         Sales of the Manufacturing segment increased by $29.4 million, or 17.8%, to $194.2 million in 1998 primarily as a result of the Black & Decker acquisition. Included in total sales were OEM sales to third parties totaling $50.0 million, a $17.8 million decrease from 1997.

         REPOSITIONING CHARGES. In connection with its acquisition of the Black & Decker Household Products Group, Applica incurred a one-time repositioning charge totaling $17.2 million, of which $7.7 million was included in cost of goods sold and $9.5 million was included as a separate item with selling, general and administrative expense. The charge was primarily non-cash and consisted of write-offs of inventory, goodwill and tooling associated with Applica's decision to exit certain personal care and other non-core, low-margin products. Also included were certain costs associated with the integration of the acquisition.

         GROSS PROFIT MARGIN. Excluding the portion of the repositioning charge recorded as cost of goods sold in 1998, Applica's gross profit margin increased to 31.5% of sales from 25.5% in 1997. While the increase was attributable primarily to the June 1998 acquisition, increased productivity, a more profitable product mix and lower raw material costs, partially offset by the allocation of fixed overhead at Applica's manufacturing operations, also contributed significantly to the margin improvement.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative, excluding repositioning charges, expenses increased by $69.9 million in 1998. As a percentage of sales, costs increased to 25.8% from 20.1% in 1997. The increase was primarily due to the June 1998 acquisition of the Black & Decker Household Products Group.

         EQUITY IN NET EARNINGS OF JOINT VENTURES. Applica's equity in net earnings of joint ventures was $1.6 million for the year ended December 31, 1998 as compared to $7.4 million for the same period in 1997. The decrease was primarily the result of the July 1998 sale of Applica's 50% equity interest in Salton, Inc, as well as weaker earnings from its 50% joint venture, Newtech Electronics Industries, Inc.

         INTEREST EXPENSE. Interest expense increased by $13.2 million to $16.6 million in 1998 compared to $3.4 million in 1997. The change was the result of the increased level of borrowing throughout the year under Applica's credit facilities as well as amounts borrowed in conjunction with the acquisition of the Black & Decker Household Products Group.

         TAXES. Applica's effective tax rate for 1998 increased to 28.7% compared to 4.5% in the prior year because of the gain on the sale of its 50% equity interest in Salton, Inc. The gain increased the proportion of Applica's income taxable in the United States.

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, Applica's working capital was $277.0 million, as compared to $263.3 million at December 31, 1999. At December 31, 2000 and 1999, Applica's current ratio was 3.3 to 1 and 3.1 to 1, respectively, and its quick ratio was unchanged at 1.7 to 1.

         Cash balances increased by $3.1 million to $16.9 million for the year ended December 31, 2000.

         The net cash used in operating activities, which totaled $9.5 million, reflected increased working capital requirements, primarily to finance the increase in finished goods inventories. Higher inventory levels in the first half of the year reflected early production by Applica of certain products due to capacity constraints typically experienced in the back half of the year, as well as the delay in inventory orders by several key retailers. In addition, slower than anticipated retail sales in the third and fourth quarters caused inventory levels to remain high. Applica has taken and continues to take steps to manage the impact of the increase in inventory levels, including slowing down production in the fourth quarter of 2000 and first quarter of 2001.

         Cash used in investing activities totaled approximately $23.0 million for the period, as compared to $33.9 million for 1999, and consisted primarily of capital expenditures at Applica's manufacturing facilities.

         Cash provided by financing activities totaled approximately $35.7 million in the period, as compared to $20.8 million used in financing activities in 1999, reflecting increased borrowings used to meet working capital requirements, primarily the acquisition and storage of excess finished goods inventories, as compared to the net repayment of debt in 1999.

         No provision for U.S. taxes has been made on undistributed earnings of Applica's foreign subsidiaries and joint ventures because management plans to reinvest such earnings in their respective operations or in other foreign operations. Repatriating those earnings or using them in some other manner, which would give rise to a U.S. tax liability, would reduce after tax earnings and available working capital.

         Certain of Applica's foreign subsidiaries have approximately $57.8 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. Outstanding borrowings by Applica's Hong Kong subsidiaries are primarily in U.S. dollars.

         Applica's primary sources of liquidity are its cash flow from operations and borrowings under its Senior Secured Credit Facilities. The Senior Secured Credit Facilities, as amended, consist of a Senior Secured Revolving Credit Facility, a Tranche A Term Loan and a Tranche B Term Loan. As of March 15, 2001, Applica was borrowing approximately $114 million under the term loan portion of its Senior Secured Credit Facilities. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by Applica of up to $160 million. As of March 15, 2001, Applica had no borrowings under the Senior Secured Revolving Credit Facility and had approximately $154 million available for future cash borrowings under all its credit facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

         The Senior Secured Revolving Credit Facility includes (a) a $20,000,000 sublimit for the issuance of letters of credit and (b) a $10,000,000 sublimit for swing line loans (the "Swing Line Loans"). All amounts outstanding under the Senior Secured Revolving Credit Facility are payable on June 26, 2003. The Tranche A Term Loan is payable in quarterly installments, ranging from $4,378,000 for the quarter ended March 31, 2001 to $6,378,000 for the quarter ended June 30, 2003. The Tranche B Term Loan is payable in annual installments of $327,842, with all remaining amounts owing thereunder due June 30, 2004.

         At Applica's option, interest accrues on the loans made under the revolving credit facility and the Tranche A Term Loan (other than Swing Line Loans) at either:

         o LIBOR (adjusted for any reserves), plus a specified margin which is determined by Applica's leverage ratio and is currently set at 1.75% (8.19% at December 31, 2000), or

         o the Base Rate (which is the higher of Bank of America's prime rate or the federal funds rate plus 0.50%), plus a specified margin of 1.50% (11.0% at December 31, 2000).

At Applica's option, interest accrues on the Tranche B Term Loan at either:

         o LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of Applica and is currently set at 2.75% (9.19% at December 31, 2000), or

         o the Base Rate plus a specified margin of 2.00% (11.5% at December 31, 2000).

Swing Line Loans bear interest at the Base Rate (9.5% at December 31, 2000).

         The Senior Credit Facilities are collateralized by substantially all of the real and personal property, tangible and intangible, of Applica Incorporated and its domestic subsidiaries, as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock of each direct foreign subsidiary of Applica Incorporated and each direct foreign subsidiary of each domestic subsidiary of Applica Incorporated, and a pledge of all of the capital stock of any subsidiary of a subsidiary of Applica Incorporated that is a borrower under the Senior Credit Facilities. The Senior Credit Facilities are guaranteed by all of the current domestic subsidiaries of Applica Incorporated and will be guaranteed by all of the future domestic subsidiaries.

         The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of Applica to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. In addition, under the Senior Credit Facilities, Applica is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio. In the fourth quarter of 2000, Applica amended its Senior Secured Credit Facility to increase allowable capital expenditures by $25.0 million over the next two years and to modify various other covenants.

         In July 1998, Applica issued $130.0 million in Senior Subordinated Notes. The notes bear interest at a rate of 10%, payable semiannually and mature on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, on or after July 31, 2003 at various redemption prices. Up to 35% of the original aggregate principal amount of the notes may be redeemed with the net proceeds of an offering of common stock of Applica on or before July 31, 2001. Management does not intend to undertake such an offering.

         Applica's aggregate capital expenditures for the year ended December 31, 2000 were $23.6 million. Applica anticipates that the total capital expenditures for 2001 will be approximately $35.0 million, which includes the cost of new tooling and amounts to be expended in conjunction with the alliance with the consumer packaged goods company. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility. Applica amended its Senior Secured Credit Facility to incorporate the capital requirements of the alliance, which includes an increase in allowable capital expenditures by $25.0 million over the next two years.

         At December 31, 2000, debt as a percent of total capitalization was 47.4%, as compared to 42.9% at December 31, 1999.

         Applica's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Secured Credit and other facilities, will be adequate to meet Applica's future liquidity needs for at least the next several years. There can be no assurance that Applica's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Secured Credit Facilities in an amount sufficient to enable Applica to service its indebtedness, including the outstanding 10% notes, or to fund its other liquidity needs. In addition, there can be no assurance that Applica will be able to effect any needed refinancing on commercially reasonable terms or at all.

         Applica is also involved in certain ongoing litigation. See Item 3 - Legal Proceedings.

CURRENCY MATTERS

         While Applica transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of its costs, such as payroll, rent and indirect operations costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars and Mexican pesos. Changes in the relation of these and other currencies to the U.S. dollar will affect Applica's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on Applica's results of operations cannot be accurately predicted.

         From time to time, Applica uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw materials and other operating purchases, as well as trade receivables. The purpose of Applica's foreign currency management activity is to reduce the risk that cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates.

         Durable Electrical Metal Factory Limited uses the Hong Kong dollar as its functional currency. The Hong Kong dollar has historically been "pegged" to a fixed exchange rate vis-a-vis the U.S. dollar. If the Hong Kong dollar were to be significantly devalued against the U.S. dollar and the exchange rate allowed to fluctuate, Applica could experience significant changes in its currency translation account which would impact its future comprehensive income.

         Applica Manufacturing, S. de R.L. de C.V., Applica's Mexican manufacturing subsidiary, uses the U.S. dollar as its functional currency. The operating expenses are primarily peso-denominated and the revenues derived from products manufactured at such facilities are primarily dollar-denominated. As a result, Applica is subject to fluctuations in the value of the peso. If the peso were to be significantly devalued against the U.S. dollar, Applica could experience significant charges or credits to earnings.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," were effective for Applica as of January 1, 2001. The new standards require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. Adoption of these new accounting standards will not have a material impact on Applica's business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Applica's major market risk exposure is to changing interest rates, debt obligations issued at a fixed rate and fluctuations in the currency exchange rates. Applica's policy is to manage interest rate risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments. The Senior Credit Facilities currently bear interest at LIBOR plus an applicable margin and thus are affected by changes in interest rates. In the event that interest rates increased by 10%, Applica's interest obligation would increase by approximately $2.0 million, $1.7 million and $1.2 million, respectively, in each of its fiscal years 2001, 2002 and 2003.

         Applica is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, Applica hedges of a portion of future foreign currency payments and receipts by purchasing foreign currency-forward contracts and/or options. Also, Applica purchases commodity/futures contracts from time to time for the purchase of raw materials. As of December 31, 2000, the notional value of such derivatives was immaterial, with no significant unrealized gain or loss. The majority of Applica's receipts and expenditures are contracted in U.S. dollars, and Applica does not consider the market risk exposure relating to currency exchange to be material at this time.

         Applica uses interest rate derivatives of one to eight years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense. Outstanding as of December 31, 2000 were derivatives with notional principal amounts totaling $80 million and with a market value of approximately $404,000. The market value represents the amount Applica would have to pay to exit the contracts at December 31, 2000, and was determined based on quotes obtained from its financial institutions. In February and December 2000, Applica exited contracts with a notional value of $60 million and $80 million, respectively, and received payments totaling $460,800. Such payments were recorded as a reduction to interest expense. Applica does not intend to exit the remaining contracts at this time. Applica entered into these interest rate swaps for hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information included in Schedules I and II is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Applica are as follows:

                       NAME                  AGE                         OFFICE
                       ----                  ---                         ------
         David M. Friedson............        45    Chairman of the Board and Chief Executive Officer

         Harry D. Schulman............        49    President, Chief Operating Officer and Secretary

         J. Rafael Diaz...............        48    Senior Vice President, Latin America Group, of
                                                       Applica Consumer Products, Inc.

         Albio Espinosa...............        45    Managing Director of Applica Manufacturing, S. de
                                                       R.L. de C.V.

         Richard J. Gagliano..........        43    Senior Vice President, Manufacturing and
                                                       Engineering, of Applica Consumer Products, Inc.

         Michael J. Michienzi.........        45    President and General Manager, Sales and
                                                       Marketing, of Applica Consumer Products, Inc.

         Terry L. Polistina...........        37    Senior Vice President and Chief Financial
                                                       Officer

         Raymond So...................        51    Managing Director of Durable Electrical Metal
                                                       Factory Limited

         DAVID M. FRIEDSON has served as Chairman of the Board of Applica Incorporated since April 1996 and Chief Executive Officer since January 1987. From January 1985 to January 2001, Mr. Friedson served as President of Applica and from June 1976 to January 1985, Mr. Friedson held various other senior management positions.

         HARRY D. SCHULMAN has served as President of Applica Incorporated since January 2001 and Chief Operating Officer of since November 1, 1998. Mr. Schulman has also served as Secretary since January 1999. From March 1990 to January 2001, Mr. Schulman served as Chief Financial Officer of Applica. From February 1998 until June 1998, he served as a Senior Vice President and from February 1993 until June 1998, Mr. Schulman served as Executive Vice President - Finance and Administration. Prior thereto, he held other senior finance positions with Applica.

         J. RAFAEL DIAZ has served as Senior Vice President, Latin American Group, of Applica Consumer Products, Inc. since November 1998. Prior to that time, he served as Vice President, Latin America, of the Household Products Group. Mr. Diaz joined Black & Decker in 1992 and served as General Manager of Mexico, Venezuela and Chile.

         ALBIO ESPINOSA has served as the Managing Director of Applica Manufacturing, S. de R.L. de C.V., the Mexican manufacturing subsidiary, since 1994 with both Applica and The Black & Decker Corporation. He joined Black & Decker in 1989 and served in several other capacities, including the Manufacturing Director and the Logistics and Purchasing Director.

         RICHARD J. GAGLIANO has served as Senior Vice President, Manufacturing and Engineering, of Applica Consumer Products, Inc. since November 1998. Prior to that time, he served as the Vice President, Operations, of the Household Products Group under The Black & Decker Corporation. He joined Black & Decker in 1994 and served in several senior management capacities for the Price Pfister division of The Black & Decker Corporation.

         MICHAEL J. MICHIENZI has been President and General Manager, Sales and Marketing, of Applica Consumer Products, Inc. since May 1999. From January 1999 until December 1999, Mr. Michienzi also served as President of the Household Products Group and from June 1998 until January 1999 he served as its Senior Vice President. From July 1994 to June 1998, Mr. Michienzi served as Vice

President - Sales, Vice President - Sales and Supply Chain, and Vice President - Sales, Marketing and Supply Chain of the U.S. Household Products Group of Black & Decker (U.S.) Inc.

         TERRY L. POLISTINA has served as Chief Financial Officer of Applica Incorporated since January 2001 and has served as a Senior Vice President since June 1998. Mr. Polistina served as Controller of Applica from December 1995 to June 1998, as Assistant Controller from April 1992 to December 1995, and prior thereto, he held other senior finance positions with Applica.

         RAYMOND SO has served as Managing Director of Durable Electrical Metal Factory Limited, Applica's Hong Kong-based manufacturing subsidiary, since February 1996. From February 1996 to June 1998, he served as a Senior Vice President of Applica. Prior thereto and beginning in 1986, Mr. So held various senior executive management positions with Durable.

         Information about the members of the Board of Directors of Applica is incorporated by reference to Applica's Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Election of Directors".

ITEM 11. EXECUTIVE COMPENSATION

         Information about executive compensation is incorporated by reference to Applica's Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information about security ownership of certain beneficial owners and management is incorporated by reference to Applica's Proxy Statement for its 2001 Annual Meeting of Shareholders under the caption "Security Ownership".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information about certain relationships and related transactions is incorporated by Reference to Applica's Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Certain Transactions".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)    FINANCIAL STATEMENTS

         The following consolidated financial statements of Applica Incorporated and its subsidiaries are included in Schedules I and II attached hereto:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statement of Shareholders' Equity for the three years ended December 31, 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

         Supplement Disclosures of Cash Flow Information

         Notes to Consolidated Financial Statements

         (a)(2)   FINANCIAL STATEMENTS SCHEDULES

         Schedule II - Valuation and Qualifying Accounts - Years ended December 31, 2000, 1999 and 1998

         Individual financial statements of Applica have been omitted because consolidated financial statements have been presented, and all subsidiaries included in the consolidated financial statements are wholly owned. All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

         (a)(3)   EXHIBITS

    EXHIBIT
    NUMBER                              DESCRIPTION
    ------                              -----------

      3.1 Second Amended and Restated Articles of Incorporation filed with the Florida Secretary of State on May 10, 2000. Incorporated by reference to Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

      3.2        Second Amended and Restated Bylaws. Filed herewith.

      4.1 Supplemental Indenture dated as of July 27, 1998, among Applica Incorporated, the Guarantors named therein and State Street Bank & Trust Company, as Trustee, relating to the issuance by Applica Incorporated of $130 million in 10% Senior Subordinated Notes due 2008. Incorporated by reference to Applica's Form 8-K dated July 27, 1998.

      4.2 Amended and Restated 1995 Common Stock Purchase Rights Agreement dated March 10, 1999 between American Stock Transfer and Trust Company and Applica Incorporated. Incorporated by reference to Applica's Form 8-A/A Registration Statement filed with the Securities and Exchange Commission on April 8, 1999.

     10.1* Employment agreement dated June 18, 1999 between Applica Incorporated and David M. Friedson, Chairman of the Board and Chief Executive Officer of Applica Incorporated. Incorporated by reference to Applica's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

    EXHIBIT
    NUMBER                              DESCRIPTION
    ------                              -----------


     10.2* Employment agreement dated August 2, 1999 between Applica Incorporated and Harry D. Schulman, President and Chief Operating Officer of Applica Incorporated. Incorporated by reference to Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      10.3* Employment Agreement dated July 1, 2000 between Applica Consumer Products, Inc. and Michael J. Michienzi, President and General Manager, Sales and Marketing of Applica Consumer Products, Inc. Incorporated by reference Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

       10.4* Employment Agreement dated July 1, 2000 between Applica Consumer Products, Inc. and Richard J. Gagliano, Senior Vice President, Manufacturing and Engineering of Applica Consumer Products, Inc. Incorporated by reference Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

       10.5* Employment Agreement dated July 1, 2000 between Applica Incorporated and Terry L. Polistina, Chief Financial Officer and Senior Vice President of Applica Incorporated. Incorporated by reference Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

      10.6* Consulting Agreement dated January 1, 1989 between Mr. Lai Kin, Chairman of Durable, and Applica Incorporated. Incorporated by reference to Applica's Annual Report on Form 10-K for the year ended December 31, 1988.

      10.7* Employment Agreement dated as of January 27, 1983 between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica's Annual Report on Form 10-K for the year ended December 31, 1982.

      10.8* First Amendment dated February 27, 1987 to Employment Agreement between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica's Annual Report on Form 10-K for the year ended December 31, 1986.

      10.9* Second Amendment dated December 16, 1992 to Employment Agreement between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica's Annual Report on Form 10-K for the year ended December 31, 1992.

      10.10* 1988 Director Stock Option Plan. Incorporated by reference to Applica's Annual Report on Form 10-K for the year ended December 31, 1988.

      10.11* 1992 Employees Incentive Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.

      10.12* 1996 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.

      10.13* 1997 Cash Bonus Performance Plan for Executive Officers. Incorporated by reference to Applica's Proxy Statement dated April 18, 1997.

      10.14* 1998 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 3, 1999.

      10.15* 2000 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.

    EXHIBIT
    NUMBER                              DESCRIPTION
    ------                              -----------

      10.16* 2000 Employee Stock Purchase Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.

      10.17 Amended and Restated Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A. (f/k/a Nationsbank, National Association), as agent for the lenders, dated August 7, 1998. Incorporated by reference to Applica's Current Report on Form 8-K dated August 7, 1998.

      10.18 Amendment No. 1 to Amended and Restated Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A. (f/k/a Nationsbank, National Association), as agent for the lenders, dated April 29, 1999. Incorporated by reference to Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      10.19 Amendment No. 2 to Amended and Restated Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A. (f/k/a Nationsbank, National Association), as agent for the lenders, dated December 29, 1998. Incorporated by reference to Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      10.20 Amendment No. 3 to Amended and Restated Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated February 17, 2000. Incorporated by reference to Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      10.21 Amendment No. 4 to Amended and Restated Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated June 30, 2000. Incorporated by reference to Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      10.22 Amendment No. 5 to Amended and Restated Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated June 30, 2000. Incorporated by reference to Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      10.23 Amendment No. 6 to Amended and Restated Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated November 9, 2000. Incorporated by reference to Applica's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      21         Subsidiaries of the Registrant. Filed herewith.

      23.1       Consents of experts and counsel. Filed herewith.

--------------------
* These exhibits are management contracts or compensatory plans or arrangements.

         (b)       REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   APPLICA INCORPORATED
                                   (Registrant)


                                   By: /s/ DAVID M. FRIEDSON
                                       ---------------------------------------
                                       David M. Friedson, Chairman, and Chief
                                       Executive Officer

                                       Date:  March 15, 2001

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:              /s/ DAVID M. FRIEDSON                      DATE:             MARCH 15, 2001
  --------------------------------------------------              -------------------------------
    David M. Friedson, Chairman and
    Chief Executive Officer

By:              /s/ HARRY D. SCHULMAN                       DATE:             MARCH 15, 2001
  --------------------------------------------------              -------------------------------
    Harry D. Schulman, President, Chief Operating
    Officer and Secretary

By:              /s/ TERRY L. POLISTINA                      DATE:             MARCH 15, 2001
   -------------------------------------------------              -------------------------------
    Terry L. Polistina, Chief Financial Officer and
    Senior Vice President

By:              /s/ FREDERICK E. FAIR                       DATE:             MARCH 15, 2001
   -------------------------------------------------              -------------------------------
    Frederick E. Fair, Director

By:              /s/ JERALD I. ROSEN                         DATE:             MARCH 15, 2001
   -------------------------------------------------              -------------------------------
    Jerald I. Rosen, Director

By:              /s/ PAUL K. SUGRUE                          DATE:             MARCH 15, 2001
   -------------------------------------------------              -------------------------------
    Paul K. Sugrue, Director

By:              /s/ LAI KIN                                 DATE:             MARCH 15, 2001
   -------------------------------------------------              -------------------------------
    Lai Kin, Director

By:              /s/ RAYMOND SO                              DATE:             MARCH 15, 2001
    ------------------------------------------------              -------------------------------
    Raymond So, Director

By:              /s/ LEONARD GLAZER                          DATE:             MARCH 15, 2001
   -------------------------------------------------              -------------------------------
    Leonard Glazer, Director

By:              /s/ BARBARA R. GARRETT                      DATE:             MARCH 15, 2001
   -------------------------------------------------              -------------------------------
    Barbara Friedson Garrett, Director

By:              /s/ FELIX S. SABATES                        DATE:             MARCH 15, 2001
   -------------------------------------------------              -------------------------------
    Felix S. Sabates, Director


By:              /s/ ARNOLD THALER                       DATE:             MARCH 15, 2001
   ---------------------------------------------              -----------------------------------
    Arnold Thaler, Director

By:              /s/ THOMAS J. KANE                      DATE:             MARCH 15, 2001
   ---------------------------------------------              -----------------------------------
    Thomas J. Kane, Director

By:              /s/ SUSAN J. GANZ                       DATE:             MARCH 15, 2001
   ---------------------------------------------              -----------------------------------
    Susan J. Ganz, Director

By:              /s/ DESMOND LAI                         DATE:             MARCH 15, 2001
   ---------------------------------------------              -----------------------------------
    Desmond Lai, Director

By:              /s/ J. MAURICE HOPKINS                  DATE:             MARCH 15, 2001
   ---------------------------------------------              -----------------------------------
    J. Maurice Hopkins, Director


                                   SCHEDULE I

                              APPLICA INCORPORATED
           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.............................................        F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999...................................        F-3

Consolidated Statements of Operations for the Years Ended December 31, 2000,
1999 and 1998..................................................................................        F-4

Consolidated Statement of Shareholders' Equity for the Three Years Ended December 31, 2000.....        F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
1999 and 1998..................................................................................        F-6 - F7

Supplemental Disclosures of Cash Flow Information..............................................        F-7

Notes to Consolidated Financial Statements.....................................................        F-8 - F-31




                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS AND SHAREHOLDERS
APPLICA INCORPORATED
(FORMERLY WINDMERE-DURABLE HOLDINGS, INC.)

         We have audited the accompanying consolidated balance sheets of Applica Incorporated and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applica Incorporated and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

         We have also audited Schedule II of Applica Incorporated and subsidiaries for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP
-------------------------

Miami, Florida
February 9, 2001

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                            DECEMBER 31,
                                                                                    ---------------------------
                                                                                       2000              1999
                                                                                    ---------         ---------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...............................................        $  16,857         $  13,768
   Accounts and other receivables, less allowances of $8,049 in 2000 and
     $8,761 in 1999 ........................................................          186,198           172,500
   Receivables from affiliates .............................................            3,281             3,533
   Other receivables .......................................................               --            12,962
   Inventories .............................................................          160,820           163,706
   Prepaid expenses and other ..............................................           17,277            15,462
   Refundable income taxes .................................................            1,207                --
   Future income tax benefits ..............................................           14,655             8,490
                                                                                    ---------         ---------
   Total current assets ....................................................          400,295           390,421
INVESTMENT IN JOINT VENTURE ................................................            1,525             2,608
PROPERTY, PLANT AND EQUIPMENT - at cost, less accumulated depreciation of
   $82,770 and $69,597, respectively .......................................           78,200            75,983
FUTURE INCOME TAX BENEFITS, NON-CURRENT ....................................            3,705             2,049
INTANGIBLE ASSETS ..........................................................          224,210           243,249
                                                                                    ---------         ---------
     TOTAL ASSETS ..........................................................        $ 707,935         $ 714,310
                                                                                    =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes and acceptances payable ...........................................        $  13,494         $     898
   Current maturities of long-term debt ....................................           18,842            13,587
   Accounts payable ........................................................           43,361            40,071
   Accrued expenses ........................................................           47,103            59,919
   Income taxes payable ....................................................               --             1,473
   Deferred income .........................................................              514               585
   Other current liabilities ...............................................               --            10,573
                                                                                    ---------         ---------
   Total current liabilities ...............................................          123,314           127,106
LONG-TERM DEBT .............................................................          260,147           243,571
DEFERRED INCOME ............................................................               --               236
SHAREHOLDERS' EQUITY:
   Common stock - authorized: 75,000 and 40,000 shares in 2000 and 1999, respectively, of $.10 par value; issued and outstanding: 23,080 in 2000
     and 22,641 in 1999 ....................................................            2,308             2,264
   Paid-in capital .........................................................          152,591           149,548
   Retained earnings .......................................................          173,466           194,682
   Notes receivable - officers .............................................           (1,496)           (1,496)
   Accumulated other comprehensive earnings (loss) .........................           (2,395)           (1,601)
                                                                                    ---------         ---------
      Total shareholders' equity ...........................................          324,474           343,397
                                                                                    ---------         ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................        $ 707,935         $ 714,310
                                                                                    =========         =========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                           2000             1999             1998
                                                                           ----             ----             ----
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales and other revenues .......................................        $ 748,751         $ 718,309         $ 474,356

Cost of goods sold .............................................          513,407           484,040           324,851
Repositioning charges - cost of goods sold .....................           30,083                --             7,686
                                                                        ---------         ---------         ---------
                                                                          543,490           484,040           332,537
                                                                        ---------         ---------         ---------
         Gross profit ..........................................          205,261           234,269           141,819

Selling, general and administrative expenses ...................          190,939           177,016           122,590
Repositioning charges - other ..................................            3,980            (1,506)            9,519
                                                                        ---------         ---------         ---------
                                                                          194,919           175,510           132,109
                                                                        ---------         ---------         ---------
         Operating profit ......................................           10,342            58,759             9,710

Other (income) expense:
   Interest expense ............................................           30,301            27,109            16,633
   Interest and other income ...................................           (1,622)           (2,264)           (3,203)
   Gain on sale of equity interest in joint venture ............               --                --           (42,467)
   Loss on asset held for sale .................................            3,644                --                --
                                                                        ---------         ---------         ---------
                                                                           32,323            24,845           (29,037)
                                                                        ---------         ---------         ---------
         Earnings (loss) before equity in net earnings (loss) of
           joint ventures and income taxes .....................          (21,981)           33,914            38,747

Equity in net earnings (loss) of joint ventures ................             (777)          (12,894)            1,621
                                                                        ---------         ---------         ---------
         Earnings (loss) before income taxes ...................          (22,758)           21,020            40,368

Income tax expense (benefit) ...................................           (1,542)            4,177            11,616
                                                                        ---------         ---------         ---------
         Net earnings (loss) ...................................        $ (21,216)        $  16,843         $  28,752
                                                                        =========         =========         =========


Per share data:
   Earnings (loss) per common share - basic ....................        $    (.92)        $     .75         $    1.43
                                                                        =========         =========         =========
   Earnings (loss) per common share - diluted ..................        $    (.92)        $     .72         $    1.33
                                                                        =========         =========         =========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                       ACCUMULATED
                                                                                            NOTE          OTHER
                                                           PAID-IN         RETAINED      RECEIVABLE -  COMPREHENSIVE
                                          COMMON STOCK     CAPITAL         EARNINGS        OFFICER    EARNINGS( LOSS)   TOTAL
                                          ------------     -------         --------        -------    ---------------   -----
                                                                           (IN THOUSANDS)

BALANCE AT JANUARY 1, 1998 ...........      $  1,812       $  41,024       $ 149,087       $    --       $(1,102)      $ 190,821
Comprehensive earnings:
   Net earnings ......................            --              --          28,752            --            --          28,752
   Foreign currency translation
     adjustment ......................            --              --              --            --           (89)            (89)
                                                                                                                       ---------
     Total comprehensive earnings ....                                                                                    28,663
Payment of withholding tax on stock
   option exercises ..................            --          (3,719)             --            --            --          (3,719)
Exercise of stock options and warrants            80           2,903              --            --            --           2,983
Tax benefit resulting from exercise of
   stock options .....................            --           5,917              --            --            --           5,917
Conversion of Newtech Electronics
   Industries, Inc. note .............            13           1,987              --            --            --           2,000
Fair value of options to non-employees            --              96              --            --            --              96
Issuance of common stock - net .......           304          96,953              --            --            --          97,257
                                            --------       ---------       ---------       -------       -------       ---------
BALANCE AT DECEMBER 31, 1998 .........         2,209         145,161         177,839            --        (1,191)        324,018
Comprehensive earnings:
   Net earnings ......................            --              --          16,843            --            --          16,843
   Foreign currency translation
     adjustment ......................            --              --              --            --          (410)           (410)
                                                                                                                       ---------
     Total comprehensive earnings ....                                                                                    16,433
Exercise of stock options and warrants            34           2,217              --            --            --           2,251
Tax benefit resulting from exercise of
   stock options......................            --             599              --            --            --             599
Issuance of common stock .............            21           1,475              --            --            --           1,496
Note receivable - officer ............            --              --              --        (1,496)           --          (1,496)
Fair value of options to non-employees            --              96              --            --            --              96
                                            --------       ---------       ---------       -------       -------       ---------
BALANCE AT DECEMBER 31, 1999 .........         2,264         149,548         194,682        (1,496)       (1,601)        343,397
Comprehensive earnings:
   Net loss ..........................            --              --         (21,216)           --            --         (21,216)
   Foreign currency translation
     adjustment ......................            --              --              --            --          (794)           (794)
                                                                                                                       ---------
     Total comprehensive earnings ....                                                                                   (22,010)
Exercise of stock options and warrants            44           2,293              --            --            --           2,337
Tax benefit resulting from exercise of
   stock options......................            --             633              --            --            --             633
Fair value of options to non-employees            --             117              --            --            --             117
                                            --------       ---------       ---------       -------       -------       ---------
BALANCE AT DECEMBER 31, 2000 .........      $  2,308       $ 152,591       $ 173,466       $(1,496)      $(2,395)      $ 324,474
                                            ========       =========       =========       =======       =======       =========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                       2000          1999             1998
                                                                     --------       --------       ---------
                                                                               (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ........................................      $(21,216)      $ 16,843       $  28,752
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
      Depreciation of property, plant and equipment ...........        18,897         17,987          11,609
      Amortization of intangible assets .......................        19,355         16,969           8,769
      Repositioning charges ...................................        34,063         (1,506)         17,205
      Loss on asset held for sale .............................         3,644             --              --
      Gain on sale of subsidiary ..............................            --           (775)             --
      Stock option tax benefits ...............................           633            599           5,917
      Gain on sale of equity interest in joint venture ........            --             --         (42,466)
      Net change in allowance for losses on accounts receivable          (711)         1,394           2,314
      Consulting expense on non-employee stock options ........           117             96              95
      Write down of investment in Newtech .....................            --         12,641              --
      Amortization of deferred income .........................          (307)        (2,462)           (261)
      Undistributed equity in (earnings) loss of joint ventures           777            287          (1,758)
      Changes in assets and liabilities:
         Accounts and other receivables .......................           201        (12,512)        (84,284)
         Inventories ..........................................       (29,613)        12,338           7,724
         Prepaid expenses .....................................        (7,898)         1,247          (7,900)
         Accounts payable and accrued expenses ................        (4,849)       (32,126)         18,496
         Current and deferred income taxes ....................       (12,629)           342          (3,849)
         Other liabilities ....................................       (10,573)        10,573              --
         Other assets .........................................           562          6,111          (5,925)
                                                                     --------       --------       ---------
           Net cash provided by (used in) operating activities       $ (9,547)      $ 48,046       $ (45,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from fixed asset sales ............................            --             --           1,461
   Proceeds from sale of subsidiary ...........................            --            350              --
   Additions to property, plant and equipment .................       (23,582)       (21,519)        (13,478)
   Purchase of net assets .....................................            --        (15,059)       (319,791)
   Proceeds from sale of equity interest in Salton - net ......            --             --          72,279
   Distributions from joint ventures ..........................           306            172              --
   Decrease in receivables from affiliates ....................           252          2,143           8,972
                                                                     --------       --------       ---------
           Net cash used in investing activities ..............       (23,024)       (33,913)       (250,557)



                                                        (CONTINUED ON NEXT PAGE)

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                       2000          1999             1998
                                                                     --------       --------       ---------
                                                                               (IN THOUSANDS)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes and acceptances .....................................      $ 12,596       $    898       $ (40,759)
   Proceeds from long-term debt ..............................            --             --         519,000
   Payments of long-term debt ................................       (12,842)       (12,740)       (255,885)
   Payment of debt costs .....................................          (878)            --         (10,568)
   Net (payments) borrowings under lines of credit ...........        34,673        (11,102)             --
   Exercises of stock options and warrants ...................         2,337          2,251           2,983
   Proceeds from sale of common stock - net ..................            --             --          97,258
   Interest receivable from officer ..........................          (226)           (87)             --
   Payment of withholding tax on stock option exercises ......            --             --          (3,719)
                                                                    --------       --------       ---------
           Net cash provided by (used in) financing activities        35,660        (20,780)        308,310
                                                                    --------       --------       ---------
Increase (decrease) in cash and cash equivalents .............         3,089         (6,647)         12,191

Cash and cash equivalents at beginning of year ...............        13,768         20,415           8,224
                                                                    --------       --------       ---------
Cash and cash equivalents at end of year .....................      $ 16,857       $ 13,768       $  20,415
                                                                    ========       ========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                       2000          1999             1998
                                                                     --------       --------       ---------
                                                                             (DOLLARS IN THOUSANDS)

Cash paid during the year for:

   Interest ..................................................      $ 27,611       $ 17,697       $   6,616
   Income taxes ..............................................      $ 13,028       $  8,339       $  11,329



         In April 1999, the Company issued 210,000 shares of its common stock to its Chief Executive Officer in exchange for a promissory note in the principal amount of $1,496,350.

         In June 1999, the Company acquired certain assets from its 50% joint venture, Newtech Electronics Industries, Inc., for approximately $33 million, of which $15 million was paid in cash plus $18 million of assumed liabilities. In conjunction with this acquisition, the Company obtained the following assets (dollars in thousands):

Intangible assets...................................           $15,007
Accounts receivable.................................             8,081
Inventory...........................................             9,606
                                                               -------
                                                               $32,694
                                                               =======

         In August 1998, holders of $2,000,000 of convertible notes converted the notes into 133,333 shares of the Company's common stock.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES

         Applica Incorporated and its subsidiaries (collectively, the "Company") are principally engaged in the manufacture, distribution and sale of a broad range of branded and private-label small electric consumer goods. In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Applica Incorporated and its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

     FOREIGN CURRENCY TRANSLATION

         For subsidiaries where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of these foreign subsidiaries is included in a separate component of shareholders' equity entitled "Accumulated Other Comprehensive Earnings (Loss)." For countries where business is transacted predominantly in U.S. dollars or is deemed to be hyper-inflationary, the U.S. dollar is considered the functional currency and a combination of current and historical rates are used in translating assets, liabilities, revenues and expenses. The related exchange adjustments are included in earnings.

     CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at December 31, 2000 and 1999 include approximately $12,451,000 and $9,825,000, respectively, held in foreign banks by the Company's Hong Kong, Canadian and Latin American subsidiaries.

     RECEIVABLES FROM AFFILIATES

         Receivables from affiliates include accounts and notes receivable due from the Company's joint venture partner and certain of the Company's executive officers. Notes receivable are due upon demand or upon termination of the applicable employment contract, and bear interest at prevailing market interest rates.

     INVENTORIES

         Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following (in thousands):

                                                   2000             1999
                                                   ----             ----
     Raw materials......................    $      7,257        $    9,045
     Work in process....................          13,129            18,547
     Finished goods.....................         140,434           136,114
                                               ---------         ---------
                                               $ 160,820          $163,706
                                               =========         =========


     REVENUE RECOGNITION

         The Company recognizes sales and related cost of goods sold from product sales at the later of (a) the time of shipment or (b) when title passes

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales is comprised of gross sales less provisions for estimated customer returns, discounts, promotional allowances, cooperative advertising allowances and costs incurred by the Company to ship products to customers.

     PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using accelerated and straight-line methods.

     INTANGIBLE ASSETS

         Intangible assets, consisting primarily of goodwill, are being amortized on a straight-line basis over periods ranging from 2.5 to 40 years. Intangible assets were approximately $273,768,000 and $271,636,000 at December 31, 2000 and 1999, respectively, and the related accumulated amortization was $49,558,000 and $28,387,000, respectively.

         On an ongoing basis, management reviews the valuation and amortization of intangibles to determine whether events or changes in circumstances have occurred that indicate possible impairment. In such case, management estimates the value and future benefits of net cash flows to determine whether an impairment has occurred.

         In the fourth quarter of 2000, the Company took certain non-recurring, primarily non-cash charges of which $3.2 million related to the write down of certain intangible assets associated with Kmart's decision to terminate its long-term supply contract for White-Westinghouse electronic products and the Company's present intention not to re-market such products to another company.

     OTHER RECEIVABLES AND LIABILITIES

         In conjunction with the 1998 acquisition of the Black & Decker Household Products Group, the Company was due approximately $12.5 million, consisting primarily of reimbursements for expenses related to the closing of the Asheboro manufacturing facility. In addition, the Company owed The Black & Decker Corporation approximately $10.6 million, which was primarily related to costs associated with a servicing arrangement. At December 31, 2000, all amounts had been paid.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and bank debt. At December 31, 2000, the fair value of these instruments approximates the carrying amount of these items, except for the Company's Senior Subordinated Notes whose fair value was $110,500,000, or 85.0% of face value, which is determined based on quoted market prices.

     DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the foreign currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. The purpose of the Company's foreign currency management activity is to protect the Company from the risk that eventual cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. Such gains and losses are generally reported on the same financial statement line as the hedged transaction. Durable Electrical Metal Factory

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Limited, the Company's Hong-Kong based manufacturing subsidiary, realized $82,000, $171,000 and $700,000 in foreign exchange transaction gains on contracts for the years ended December 31, 2000, 1999 and 1998, respectively. The Company does not use derivative financial instruments for trading or speculative purposes. Outstanding at December 31, 2000 are $93,250,000 notional value of contracts to purchase and/or sell foreign currency forward with a negative fair market value of approximately $300,000. All contracts have terms of seven months or less.

         The Company uses interest rate derivatives of one to eight years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense. Outstanding as of December 31, 2000 were derivatives on $80,000,000 notional principal amount with a negative fair market value of approximately $371,000. The market value represents the amount the Company would have to pay to exit the contracts at December 31, 2000, and was determined based on quotes obtained from the Company's financial institutions. In February and December 2000, the Company exited contracts with a notional value of $60,000,000 and $80,000,000, respectively, and received payments totaling $460,800. Such payments were recorded as a reduction to interest expense. The Company does not intend to exit the remaining contracts at this time. The Company entered into these interest rate derivatives for hedging purposes.

         At December 31, 2000, the Company had no significant commodity future contracts.

         Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," were effective for Applica as of January 1, 2001. The new standards require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. Adoption of these new accounting standards will not have a material impact on the Company's business, financial condition or results of operations.

     INCOME TAXES

         No provision has been made for U.S. taxes on undistributed earnings of foreign subsidiaries and joint ventures of approximately $182,900,000 at December 31, 2000, as it is anticipated that such earnings will be reinvested in their respective operations or in other foreign operations. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized.

         Deferred taxes have been provided on temporary differences in reporting transactions for financial accounting and tax purposes.

     ADVERTISING COSTS

         Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 2000, 1999 and 1998 totaled approximately $25,874,000 $27,368,000 and $24,731,000, respectively.

     EARNINGS (LOSS) PER SHARE

         Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (in thousands, except per share data):

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           NET EARNINGS           BASIC         BASIC       DILUTED       DILUTED
                             (LOSS)               SHARES         EPS         SHARES        EPS
                             ------               ------         ---         ------        ---
          2000             $  (21,216)            22,947       $ (.92)       22,947       $ (.92)
          1999             $   16,843             22,367       $  .75        23,325       $  .72
          1998             $   28,752             20,101       $ 1.43        21,612       $ 1.33

         Included in diluted shares are common stock equivalents relating to options, warrants and convertible debt of 958,730 and 1,511,426 for 1999 and 1998, respectively. All common stock equivalents have been excluded from the diluted per share calculations in 2000 as the Company incurred a net loss in the period and their inclusion would have been anti-dilutive.

     LOSS ON SALE OF ASSET

         In 2000, the Company determined to exit and sell substantially all of the assets of a non-strategic business and, as a result, recorded a loss of $3.6 million based on the expected realizable value of the assets.

     REPOSITIONING CHARGES

         2000. In the fourth quarter of 2000, the Company entered into an alliance with a consumer packaged goods company to develop, manufacture and distribute new products. In conjunction with the development arrangement, the Company is expanding its existing manufacturing capacity, exiting various non-strategic product lines, including certain retail personal care items, and re-allocating Company resources. These activities resulted in non-recurring non-cash charges totaling $34.1 million in the fourth quarter of 2000. Charges associated with the writedown of low margin and non-strategic inventory items total approximately $30.1 million and were recorded as cost of goods sold. As of December 31, 2000, there were outstanding inventory reserves of approximately $8.7 million related to these repositioning charges, which resulted from the write down of inventory to net realizable value. The remaining $4.0 million of repositioning charges was included in selling, general and administrative expenses, of which $3.2 million related to the write down of certain intangible assets associated with Kmart's decision to terminate its long-term supply contract for White-Westinghouse electronic products and Applica's present intention not to re-market such products to another company.

         1999 AND 1998. The Company, in connection with its 1998 acquisition of the Black & Decker Household Products Group, incurred a repositioning charge totaling $17,200,000, of which $7,700,000 was included in cost of goods sold. The charge was primarily non-cash and consisted of write-offs of inventory, goodwill and tooling associated with the Company's decision to exit certain personal care and other non-core, low-margin products. Also included were costs associated with the integration of the acquisition. The Company did not exit one line of business in 1999 that had been included in the accrued repositioning costs at December 31, 1998. This resulted in a reversal of the prior year charge of $1,506,000 in 1999.

     RECLASSIFICATIONS

         Certain prior year amounts within the accompanying financial statements have been reclassified for comparability.

NOTE B - INVESTMENT IN JOINT VENTURE

         Investment in joint venture consists of the Company's 50% interest in Anasazi Partners, L.P., which is accounted for under the equity method.

         At December 31, 2000 and 1999, the Company's investment totaled approximately $1,525,000 and $2,608,000, respectively. Loans to the partnership and its other equity partner totaled approximately $1,775,000 and $2,040,000 at December 31, 2000 and 1999, respectively, and are included in receivables from

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

affiliates. The loans bear interest at rates from 8.5% to 9.0%, are collateralized by the other equity partner's interest in the partnership and are payable upon demand.

         The partnership's investments include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed.

NOTE C - ACQUISITIONS

         In June 1998, the Company consummated its acquisition of the Black & Decker Household Products Group for $319.8 million in cash, and assumed certain related liabilities. The acquisition included the cooking, garment care, food preparation and beverage categories. The acquisition was accounted for as a purchase and accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $228.8 million has been allocated between goodwill and other intangible assets and is being amortized on a straight-line basis over the assets' estimated useful lives of 6.5 to 40 years. As part of the acquisition, the Company licensed the Black & Decker(R) brand for use in marketing products in North America, Central America, South America (excluding Brazil), and the Caribbean under a royalty-free licensing arrangement with a minimum term of five years, ending in June 2003. Renewals, if mutually agreed upon, will be at specified minimum royalty payments. The goodwill portion of approximately $181.6 million recorded as a result of this acquisition is being amortized on a straight-line basis over 40 years, under the assumption that the license will be renewed. In addition, the Company also acquired certain Black & Decker sub-brands, including Toast `R Oven(TM), ProFinish(TM) and Quick n' Easy(TM), and licensed Spacemaker(TM) for under the cabinet kitchen appliances. The results of operations of the Black & Decker Household Products Group are included from the date of the acquisition.

         In connection with the acquisition, the Company incurred costs to exit certain activities and costs to terminate or relocate certain employees. Accrued acquisition liabilities for exit costs and employee termination and relocation costs were recognized in accordance with EITF 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination." At December 31, 2000, all remaining accrued liabilities relating to the exiting of certain activities, the termination of employees, and the integration of operations in conjunction with the acquisition, had been paid. The difference between the estimated accrual and amounts paid were immaterial and were charged to earnings during 2000.

         In June 1999, the Company purchased substantially all of the assets of Newtech Electronics Industries, Inc., including inventory, accounts receivable, certain trademark licenses and other intangibles, as well as assumed certain specific liabilities relating to the business. Tangible net assets acquired totaled approximately $15.0 million. At such time, the Company owned a 50% interest in Newtech. In connection with the acquisition, the Company wrote down its remaining investment in Newtech resulting in a one-time non-cash charge of $12,641,000 ($8,300,000 after tax). The charge was recorded as equity in net loss of joint ventures in the Company's statement of operations. Under the terms of the acquisition agreement, the Company acquired the exclusive right and license to use the White-Westinghouse trademark in North America for the design, manufacture, and sale of certain consumer electronic products and was assigned Newtech's rights under the long-term supply contracts with the Kmart Corporation in the United States and Zellers in Canada.

         In June 2000, the Kmart Corporation exercised its option to terminate its long-term supply contract with the Company for the sale of consumer electronic products under the White-Westinghouse trademark in the United States. The termination will be effective on June 30, 2002. Under the terms of the agreement, Kmart's minimum purchase requirements for the period July 1, 2001 through June 30, 2002 will be reduced to 25% of the original requirements for that period. In the fourth quarter, the Company recorded a write down of an intangible asset of $3.2 million (based upon estimated cash flows) which is included in repositioning charges because it is the present intention to not re-market these products to another company.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D - PROPERTY, PLANT AND EQUIPMENT

         The following is a summary of property, plant and equipment (dollars in thousands):

                                                                              AT DECEMBER 31,
                                                                          ---------------------
                                                USEFUL LIVES              2000             1999
                                                ------------              ----             ----
     Building.............................       15 - 50 years         $14, 668         $ 14,369
     Building improvements................        8 - 31 years            2,529            1,505
     Computer equipment...................        3 - 5 years            13,970            9,774
     Furniture and equipment..............        3 - 8 years           110,280          103,709
     Leasehold improvements...............            8 years            15,795           12,099
     Land and land improvements...........       15 - 31 years*           3,728            4,124
                                                                        -------          -------
                                                                        160,970          145,580
     Less accumulated depreciation........                               82,770           69,597
                                                                        -------          -------
                                                                       $ 78,200         $ 75,983
                                                                        =======          =======

------------------

*   Improvements only

NOTE E - NOTES AND ACCEPTANCES PAYABLE

         Certain of the Company's foreign subsidiaries have approximately $57,769,000 in trade finance lines of credit, payable on demand, which are collateralized by the subsidiaries' assets and in some cases, a guarantee of Applica Incorporated. At December 31, 2000, the foreign subsidiaries were utilizing approximately $37,972,000 under these credit lines of which $17,806,000 was for trade and foreign exchange financing.

NOTE F - ACCRUED EXPENSES

         Accrued expenses are summarized as follows (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                        2000            1999
                                                        ----            ----
Advertising allowances.........................       $  8,892         $15,285
Salaries and bonuses...........................          8,978          15,229
Volume rebates.................................          3,407           2,210
Warranty.......................................          3,392           3,162
Severance......................................             --           1,012
Asheboro plant closing.........................             --             200
Other..........................................         22,434          22,821
                                                       -------         --------
                                                       $47,103         $59,919
                                                       =======         ========

NOTE G - LONG-TERM DEBT

     SENIOR SECURED CREDIT FACILITIES

         The Senior Credit Facilities, as amended, consist of a $160,000,000 Senior Secured Revolving Credit Facility (of which $129,108,000 was available at December 31, 2000), a $90,000,000 Tranche A Term Loan, a $75,000,000 Tranche B Term Loan and a $20,000,000 Tranche C Term Loan. The Tranche C Term Loan was paid in 1998 with the proceeds from the Company's offerings.

         The Senior Secured Revolving Credit Facility includes (a) a $20,000,000 sublimit for the issuance of letters of credit and (b) a $10,000,000 sublimit for swing line loans (the "Swing Line Loans"). All amounts outstanding under the Senior Secured Revolving Credit Facility are payable on June 26, 2003. The

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Tranche A Term Loan is payable in quarterly installments, ranging from $4,378,000 for the quarter ended March 31, 2001 to $6,378,000 for the quarter ended June 30, 2003. The Tranche B Term Loan is payable in annual installments of $327,842, with all remaining amounts owing thereunder due June 30, 2004.

         At the Company's option, interest accrues on the loans made under the revolving credit facility and the Tranche A Term Loan (other than Swing Line Loans) at either:

         o LIBOR (adjusted for any reserves), plus a specified margin which is determined by the Company's leverage ratio and is currently set at 1.75% (8.19% at December 31, 2000), or

         o the Base Rate (which is the higher of Bank of America's prime rate or the federal funds rate plus 0.50%), plus a specified margin of 1.50% (11.0% at December 31, 2000).

At the Company's option, interest accrues on the Tranche B Term Loan at either:

         o LIBOR (adjusted for any reserves) plus a specified margin which will be determined by the leverage ratio of Applica and is currently set at 2.75% (9.19% at December 31, 2000), or

         o the Base Rate plus a specified margin of 2.00% (11.5% at December 31, 2000).

Swing Line Loans bear interest at the Base Rate (9.5% at December 31, 2000).

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

         The Senior Credit Facilities are collateralized by substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries, as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of a subsidiary of the Company that is a borrower under the Senior Credit Facilities. The Senior Credit Facilities are guaranteed by all of the current, and will be guaranteed by all of the future, domestic subsidiaries of the Company.

         The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. In addition, under the Senior Credit Facilities, the Company is required to comply with specified financial ratios and tests, including a minimum net worth test, a fixed charge coverage ratio, an interest coverage ratio and a leverage ratio.

     10% SENIOR SUBORDINATED NOTES DUE 2008

         The Company issued $130,000,000 in Senior Subordinated Notes in July 1998, which bear interest at a rate of 10%, payable semiannually and mature on July 31, 2008. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all senior debt of the Company and pari passu in right of payment to all future subordinated indebtedness of the

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Company. The Notes may be redeemed at the option of the Company, in whole or in part, on or after July 31, 2003 at various redemption prices and up to 35% of the original aggregate principal amount of the Notes may be redeemed with the net proceeds of an offering of common stock of the Company on or before July 31, 2001.

         The indenture pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and issue preferred stock, pay dividends or make other certain restricted payments, apply net proceeds from certain asset sales, or sell stock of subsidiaries.

         Long-term debt is summarized as follows (in thousands):

                                          AT DECEMBER 31,
                                       ----------------------
                                         2000          1999
                                       --------      --------
Senior Secured Revolving Facility      $ 34,673      $     --
Senior Secured Tranche A ........        53,785        66,299
Senior Secured Tranche B ........        60,531        60,859
10% Senior Subordinated Notes ...       130,000       130,000
                                       --------      --------
                                        278,989       257,158
Less current maturities .........        18,842        13,587
                                       --------      --------
   Total long-term debt .........      $260,147      $243,571
                                       ========      ========

     SECURITIZATION

         On December 30, 1999, the Company sold $52.7 million of trade accounts receivable, under a securitization program through a wholly-owned subsidiary. The proceeds from the sale totaling, $47.6 million, net of hold back, were used to reduce borrowings under the Company's Senior Secured Revolving Credit Facility. The Company's effective borrowing rate under this program at December 31, 1999 was 6.76%.

NOTE H - EMPLOYEE BENEFIT PLANS

         The Company has 401(k) plans for its employees to which the Company makes discretionary contributions at rates dependent on the level of each employee's contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for these plans during the years ended December 31, 2000, 1999 and 1998 totaled approximately $761,000, $675,000 and $600,000, respectively.

         The Company does not provide any health or other benefits to retirees.

NOTE I - INCOME TAXES

         Income tax expense (benefit) consists of the following (in thousands):

                                AT DECEMBER 31,
                   --------------------------------------------
                     2000              1999              1998
                   --------          --------          --------
Current:
Federal .......    $     --          $   (567)         $ 11,988
Foreign .......       6,764            10,658             2,302
State .........          --                48                 6
                   --------          --------          --------
                      6,764            10,139            14,296
Deferred ......      (8,306)           (5,962)           (2,680)
                   --------          --------          --------
                   $ (1,542)         $  4,177          $ 11,616
                   ========          ========          ========

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The United States and foreign components of earnings (loss) before income taxes are as follows (in thousands):

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                       2000            1999            1998
                                                       ----            ----            ----
United States................................        $(52,210)       $(13,554)        $26,353
Foreign......................................          29,452          34,574          14,015
                                                     --------        --------         -------
                                                     $(22,758)        $21,020         $40,368
                                                     ========        ========         =======

         The differences between the statutory rates and the tax rates computed on pre-tax profits are as follows:

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                             2000             1999             1998
                                                                             ----             ----             ----
Statutory rate ...................................................           34.0%            34.0%            34.0%
Foreign (income) loss not subject to tax .........................            2.4             (1.5)            (1.3)
Net tax rate differential on undistributed foreign earnings ......            6.7            (22.6)           (15.5)
Foreign earnings distributed to or taxable in the U.S. ...........          (27.6)             3.7              8.0
Equity in joint venture (earnings) loss not subject to U.S. tax or
   already taxed .................................................           (0.6)             5.6             (1.3)
Effect of gross up of foreign taxes, net of foreign tax credit ...            5.0               --             (0.1)
State income tax benefits ........................................            3.6              3.2               --
Change in valuation allowance ....................................          (19.9)              --               --
Other ............................................................            3.2             (2.5)             4.9
                                                                             ----             ----             ----
                                                                              6.8%            19.9%            28.7%
                                                                             ====             ====             ====

         The Company is undergoing an examination of its U.S. tax returns for the years 1994 through 1998. The examination is still in process and at this time one adjustment has been proposed, which, if sustained, could result in a charge to earnings of approximately $500,000. The Company is protesting the disallowance. As part of the examination, the Internal Revenue Service is reviewing the Company's intercompany transfer pricing practices. The Company believes it has fairly set its transfer prices. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

         The primary components of future income tax benefits were as follows (in thousands):

                                                           DECEMBER 31,
                                                      ----------------------
                                                      2000              1999
                                                      ----              ----
Inventory differences .....................         $    217          $   (526)
Accrued expenses ..........................           14,438             9,016
                                                    --------          --------
  Total current assets ....................           14,655             8,490
Net operating loss and other carryforwards            19,145            18,554
Fixed assets, depreciation and amortization          (17,611)          (18,559)
Deferred income (see Note N) ..............            2,171             2,054
                                                    --------          --------
  Net non-current assets ..................            3,705             2,049
                                                    --------          --------
  Net deferred tax assets .................         $ 18,360          $ 10,539
                                                    ========          ========

         The tax benefits resulting from disqualifying dispositions of shares of Common Stock acquired pursuant to incentive stock options have been recorded as additions to paid-in capital in the amounts of $633,000 and $599,000 in 2000 and 1999, respectively.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Future tax benefits of $19,145,400 arose from federal, state and foreign net operating loss and tax credit carryforwards, the majority of which have expiration dates commencing in 2013. At December 31, 2000, the Company's cumulative losses created uncertainty surrounding the realizability of certain other future tax benefits. These benefits, which arose from U.S. foreign tax credits, contributions and state net operating loss carryforwards, expire in five years or less. In 2000, it became more likely than not that these benefits would expire before they would be realized; therefore, valuation allowances of $4,536,700 (the full amount of the benefits) were provided for financial reporting purposes in such year.

NOTE J - COMMITMENTS AND CONTINGENCIES

     LITIGATION

         SHAREHOLDER LITIGATION AND RELATED MATTERS. The Company is a defendant in SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON, HARRY D. SCHULMAN AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-Lenard which was filed in the United States District Court, Southern District of Florida on October 8, 1998.

         This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations filed in 1998. The complaint alleges violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of the Household Products Group of The Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with its underwriters, NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys' fees and costs. The court has provisionally certified the class of plaintiffs who purchased Applica stock between May 12, 1998 and September 22, 1998. The defendants moved to dismiss the consolidated class action complaint, but such motion was denied. Discovery procedures have been initiated.

         The Company is currently advancing the legal expenses of the directors and officers who were named as defendants in the class action suit. Such defendants have agreed to repay the Company for all or any portion of such advances to which they are ultimately found not to be entitled pursuant to applicable law. Based on the information currently available, management does not believe that the lawsuit and/or the indemnification of the officers and directors named as defendants will have a material adverse effect on the financial condition, results of operations or business of the Company. However, as the outcome of this matter is difficult to predict, significant changes in the estimated exposures could occur. Additionally, the actual effects of the indemnification on the Company cannot be finally determined until the amount of such indemnification, if any, is fixed. As of December 31, 2000, the Company had satisfied and charged to expense the deductible of its directors and officers liability insurance policy, which provides certain coverage against monetary exposure.

         Pursuant to the terms of the underwriting agreement between the Company and the underwriter defendants, the Company may be obligated to indemnify the underwriters for any judgment against them and any loss, claim, liability, damage or expense arising from this matter.

         In connection with the Household Products Group acquisition, the Company also received two derivative demands from certain shareholders alleging breach of fiduciary duties by certain of our officers and directors. An independent committee of the Board of Directors is currently conducting an investigation as to whether such derivative actions are in the best interest of the Company. Any monetary liabilities resulting from this matter would accrue to the benefit of the Company and would not likely have a material effect on the financial position of the Company. However, as the outcome of this matter is difficult to predict, significant changes in the estimated exposures could occur.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



         SALTON LITIGATION. The Company is also a defendant in SALTON, INC. V WINDMERE-DURABLE HOLDINGS, INC. AND WINDMERE CORPORATION, which was filed in the United States District Court, Northern District of Illinois.

         In January 2001, Salton, Inc. filed suit against the Company alleging breach of a non-competition agreement. In connection with the sale to Salton of the Company's 50% interest in Salton, Salton issued a $15 million promissory note to the Company as part of the purchase price. The Company also entered into an agreement with Salton whereby Salton agreed to pay the Company 50% of its profits on the sales to Kmart of White-Westinghouse(R) products. Salton is alleging that the Company has breached the non-compete provision of sucH agreement. Salton is further alleging that, as the result of the Company's actions, Kmart has ceased buying White-Westinghouse(R) products from Salton to Salton's detriment.

         Salton is requesting compensatory and punitive damages, attorney's fees and costs, and cancellation of the $15 million note. Salton has also purportedly terminated its agreement with the Company for the payment of 50% of the profits from its sale of White-Westinghouse(R) products to Kmart. The Company recorded approximately $5.7 million, $2.6 million and $2.6 million of income under this agreement in 2000, 1999 and 1998, respectively. Management believes that the amount of ultimate liability, if any, is not likely to have a material effect on the Company's business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

         OTHER MATTERS. The Company is also subject to other legal proceedings, product liability claims and other claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur.

     EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with several of its executive officers for periods ranging from two to five years. The agreements provide the employees with an option to terminate their agreements and receive lump sum payments of up to five years compensation if there is a change in control of the Company.

     LEASES

         Future minimum payments the Company's non-cancelable long-term operating leases, are as follows (in thousands):

      2001...........................................      $3,498
      2002...........................................       3,497
      2003...........................................       3,489
      2004...........................................       3,489
      2005...........................................       3,489
      Thereafter.....................................       6,961
                                                          -------
                                                          $24,423
                                                          =======

         Rent expense for the years ended December 31, 2000, 1999 and 1998 totaled approximately $4,839,000, $4,150,000 and $4,588,000, respectively.

         Durable's facilities in China are operated under contracts with the local government, with terms between two and ten years.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     OTHER

         In April 1994, the Company purchased from Ourimbah Investment, Limited ("Ourimbah") the remaining 20% of the issued and outstanding capital stock of Durable Electrical Metal Factory Limited (the "Purchased Shares") which had not, prior to such purchase, been owned, directly or indirectly, by the Company. In connection with such purchase, the Company agreed to make an additional payment (based upon amounts received in connection with any such change in control) to Ourimbah for the Purchased Shares upon the occurrence of a change of control (as defined) of the Company on or before July 1, 2009. No change of control will be deemed to have occurred in connection with any transaction approved by a majority of the members of the Company's board of directors.

NOTE K - SHAREHOLDERS' EQUITY

     PUBLIC OFFERING

         In July 1998, the Company completed a public offering of 3,041,000 shares of its common stock. Net proceeds from the sale of the stock aggregated approximately $97,000,000 (after offering costs of approximately $6,400,000). The proceeds from this offering were used to help finance the acquisition of the Black & Decker Household Products Group.

     STOCK OPTIONS

         The Company's 1992 stock option plan provides for granting of incentive options to acquire not more than 500,000 shares of common stock.

         The Company's 1996 Stock Option Plan provides for the granting of incentive stock options for employees and non-qualified stock options for employees, consultants and directors. The Company's 1998 Stock Option Plan also provides for the granting of non-qualified stock options to employees, consultants and directors. A total of 850,000 shares and 2,100,000 shares of common stock have been reserved for issuance under the 1996 and 1998 stock option plans, respectively.

         In May 2000, the Company's shareholders approved and ratified the 2000 Stock Option Plan. The 2000 plan provides for the granting of incentive stock options for employees and non-qualified stock options for employees, consultants and directors. A total of 1,000,000 shares have been reserved under the plan.

         The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant and no option is exercisable after the expiration of ten years from the date of grant. No compensation expense was recognized upon either the grant or exercise of these stock options.

         The Company has also granted stock options which are not under any plan and are non-qualified stock options.

         The Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123 (in thousands, except per share data):

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                 2000              1999             1998
                                                                 ----              ----             ----
Net earnings (loss):
   As reported.......................................          $(21,216)         $16,843           $28,752
   Pro forma.........................................          $(27,157)         $10,305           $23,646
Basic earnings (loss) per share:
   As reported.......................................             $(.92)            $.75             $1.43
   Pro forma.........................................            $(1.18)            $.46             $1.17
Diluted earnings (loss) per share:
   As reported.......................................             $(.92)            $.72             $1.33
   Pro forma.........................................            $(1.18)            $.44             $1.10

         The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

         The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0% for all years; expected volatility ranging from 77.04% to 79.46% for 2000, 74.99% to 78.86% for 1999 and 44.89% to 69.54% for 1998; risk-free interest rates of 6.75% in 2000, 6.5% in 1999 and 5.145% in 1998; and expected holding periods of 4 years in 2000, 1999 and 1998.

         Information with respect to stock option activity is as follows:


                                                         2000                    1999                     1998
                                                  ------------------      -------------------      ------------------
                                                            WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                             AVERAGE                  AVERAGE                 AVERAGE
                                                  SHARES    EXERCISE      SHARES     EXERCISE      SHARES    EXERCISE
                                                   (000)      PRICE        (000)       PRICE        (000)      PRICE
                                                  ------    --------      ------     --------      ------    --------
Outstanding at beginning of year...........        4,088      $  11.70      4,165      $  11.78     2,813     $   7.77
Granted....................................          842      $   4.87        472      $   8.92     2,627     $  17.06
Exercised..................................         (442)     $  15.13       (339)     $   6.65    (1,139)    $  13.73
Forfeited..................................         (145)     $   9.64       (210)     $  15.55      (136)    $  14.59
                                                   -----                    -----                   -----
Outstanding at end of year.................        4,343      $  12.46      4,088      $  11.70     4,165     $  11.78
                                                   =====                    =====                   =====
Options exercisable at end of year.........        2,776                    1,723                   1,103
Weighted-average fair value of options
   granted during the year.................        $3.03                    $5.51                   $7.07

         The following information applies to options outstanding at December 31, 2000:

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                     ---------------------------------      --------------------
                                                                WEIGHTED-
                                                                 AVERAGE     WEIGHTED-                 WEIGHTED-
                                                                 REMAINING    AVERAGE                   AVERAGE
                                                     SHARES     CONTRACTUAL   EXERCISE      SHARES      EXERCISE
                                                      (000         LIFE         PRICE        (000)        PRICE
                                                     ------     -----------   --------      ------      --------

$2.875 - $3.693...............................           757        4.74        $3.60           659          $3.59
$4.500 - $6.750...............................            89       10.09        $5.26            58          $4.81
$7.125 - $10.375..............................         1,845        4.44        $7.42         1,024          $7.37
$10.875 - $16.250.............................           288        4.76       $12.97           121         $12.84
$17.000 - $24.500.............................         1,347        2.33       $24.49           897         $24.50
$31.688.......................................            17        7.42       $31.69            17         $31.69
                                                   ------------                           ------------
$2.875 - $31.688..............................         4,343                                  2,776
                                                   ============                           ============

     EMPLOYEE STOCK PURCHASE PLAN

         In May 2000, the Company's shareholders authorized up to 500,000 shares of common stock for the 2000 Employee Stock Purchase Plan. Under the plan, eligible employees may elect to participate on January 1 or July 1 of each year (except in 2000, when the election date was August 1, 2000). On the date an employee becomes a participant, subject to certain limitations determined in accordance with calculations set forth in the plan, an eligible employee is granted a right to purchase shares of Common Stock (up to a maximum of 1,000 shares) on the last business day on or before each June 30 and December 31 during which he or she is a participant. The option exercise price per share will be an amount equal to 85% of the lower of the market price on the first day of the offering period or the market price on the exercise date, unless the participant's entry date is not the first day of the offering period, in which case the exercise price will be an amount equal to 85% of the lower of the market price of the common stock on the entry date or the market price on the exercise date. As of December 31, 2000, 41,815 shares had been issued under the plan.

     COMMON STOCK PURCHASE RIGHTS PLAN

         In March 1995, the Company implemented a Common Stock Purchase Rights Plan and distributed one Right for each share of the Company's common stock outstanding. In March 1999, the Company's Board of Directors approved and adopted an amended and restated version of such plan. The Rights are not exercisable or transferable, apart from the Company's common stock, until after a person or group acquires, or has the right to acquire, beneficial ownership of 15% or more of the Company's common stock (which threshold may, under certain circumstances, be reduced to 10%) or announces a tender or exchange offer to acquire such percentage of the Company's common stock. As amended in March 1999, each Right entitles the holder to purchase one share of common stock at an exercise price of $50.00 per share and contains provisions that entitle the holder in the event of specific transactions, to purchase common stock of the Company or any acquiring or surviving entity at one-half of market price as determined under the terms of the Rights Agreement. The Rights will expire in March 2005, unless previously exercised or redeemed at the option of the Company for $.00001 per Right.

     SPECIAL PREFERRED STOCK

         The Company had been authorized to issue 40,000,000 shares of $.01 par value special preferred stock, none of which was issued. On May 9, 2000, the shareholders of the Company voted to approve the Second Amended and Restated Articles of Incorporation of the Company, which eliminated the Company's special preferred stock.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE L - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

         Effective January 1, 2000, the Company reorganized into three new business units: Consumer Products North America, Consumer Products International and Manufacturing. The information for 1999 and 1998 has been restated in order to conform to the new presentation.

         The Consumer Products North America segment distributes kitchen electric, personal care and home environment products under licensed brand names such as Black & Decker(R), as well as the Windmere(R) and private label brand names. The sales are handled primarily through in house sales representatives to mass merchandisers, specialty retailers and appliance distributors in the United States and Canada.

         The Consumer Products International segment distributes kitchen electric, personal care and home environment products under the Black & Decker(R) and Windmere(R) brand names. Products are marketed throughout all countries in Latin America except for Brazil.

         The Manufacturing segment includes the Company's manufacturing operations located in China and Mexico. The majority of the Company's products are manufactured in these two facilities. The Manufacturing segment also includes OEM sales.

         The accounting policies of the reportable segments are the same as those described in Note A hereto. The Company evaluates the performance of its operating segments based upon income before income taxes, interest and non-recurring and extraordinary items.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items, results of insignificant operations and income and expense not allocated to reportable segments are included in the reconciliations to consolidated results.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Segment information for the years 2000, 1999 and 1998 was as follows (in thousands):

                                                             CONSUMER         CONSUMER
                                                             PRODUCTS         PRODUCTS
                                                           NORTH AMERICA    INTERNATIONAL   MANUFACTURING      TOTAL
                                                           -------------    -------------   -------------      -----

2000
   Net sales..........................................        $561,026         $105,512       $405,322       $1,071,860
   Intersegment net sales.............................           4,954               --        352,025          356,979
   Operating earnings.................................          (7,826)*          1,875         49,947           43,996
   Depreciation and amortization......................          15,953              332         14,804           31,089
   Total assets.......................................         483,707           15,225        189,411          688,343
   Capital expenditures...............................           7,566              269         15,747           23,582

1999
   Net sales..........................................         547,105           85,719        308,588          941,412
   Intersegment net sales.............................           5,032               --        257,138          262,170
   Operating earnings.................................          (4,286)           6,082         54,913           56,709
   Depreciation and amortization......................          15,063              254         14,385           29,702
   Total assets.......................................         497,094           15,186        176,170          688,450
   Capital expenditures...............................           8,501              120         12,898           21,519

1998
   Net sales..........................................         387,765           35,205        194,172          617,142
   Intersegment net sales.............................           5,921               --        144,191          150,112
   Operating earnings.................................           1,428           (2,118)        30,507           29,817
   Depreciation and amortization......................           8,991               10          9,698           18,699
   Total assets.......................................         502,467           14,998        167,297          684,762
   Capital expenditures...............................           2,181                3         11,293           13,477


------------------------
*   Excludes non-recurring charges

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Reconciliation to consolidated amounts (in thousands):

                                                                    2000                 1999                 1998
                                                               -----------          -----------          -----------
REVENUES:
   Total revenues for reportable segments ............         $ 1,071,860          $   941,412          $   617,142
   Other revenues ....................................              33,870               39,067                7,326
   Eliminations of intersegment revenues .............            (356,979)            (262,170)            (150,112)
                                                               -----------          -----------          -----------
           Total consolidated revenues ...............         $   748,751          $   718,309          $   474,356
                                                               ===========          ===========          ===========

OPERATING EARNINGS:
   Total earnings for reportable segments ............         $    43,996          $    56,709          $    29,817
   Other income ......................................               2,031                2,808                  302
   Unallocated amounts:
      Interest expense ...............................             (30,301)             (27,109)             (16,633)
      Repositioning charges ..........................             (34,063)               1,506              (17,205)
      Loss on asset held for sale ....................              (3,644)                  --                   --
      Gain on sale of equity interest in joint venture                  --                   --               42,466
      Equity in net earnings (loss) of joint ventures                 (777)             (12,894)               1,621
                                                               -----------          -----------          -----------
               Net earnings (loss) before taxes ......         ($   22,758)         $    21,020          $    40,368
                                                               ===========          ===========          ===========
ASSETS:
   Total assets for reportable segments ..............         $   688,343          $   688,450          $   684,762
   Other assets ......................................               2,486                9,165               30,874
   Corporate headquarters - fixed assets .............              12,300               10,554                8,284
   Other unallocated amounts:
      Investment in joint ventures ...................               1,525                2,608               15,708
      Receivables from affiliates ....................               3,281                3,533                3,109
                                                               -----------          -----------          -----------
      Total consolidated assets ......................         $   707,935          $   714,310          $   742,737
                                                               ===========          ===========          ===========

     GEOGRAPHIC INFORMATION

                                                                   2000                 1999                 1998
                                                               -----------          -----------          -----------
REVENUES: (1)
   United States operations ..........................         $   502,564          $   512,250          $   349,657
   International operations:
      Sales to unaffiliated customers ................             246,187              206,059              124,699
      Transfers between geographical areas ...........             342,361              226,437              139,320
   Eliminations ......................................            (342,361)            (226,437)            (139,320)
                                                               -----------          -----------          -----------
                                                               $   748,751          $   718,309          $   474,356
                                                               ===========          ===========          ===========
LONG-LIVED ASSETS:
   United States operations ..........................         $   792,074          $ 1,020,257          $ 1,067,561
   International operations ..........................             142,662              142,878              151,697
   Eliminations ......................................            (627,096)            (839,246)            (875,368)
                                                               -----------          -----------          -----------
      Consolidated assets ............................         $   307,640          $   323,889          $   343,890
                                                               ===========          ===========          ===========

--------------------------
(1)      Revenues are attributed to the country where the sale originates.


         Transfers between geographic areas are billed at negotiated prices established by the Company. All United States revenues are derived from sales to unaffiliated customers. Included in United States operations are certain sales derived from direct product shipments from Hong Kong to customers located in the United States.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         International operations are conducted primarily in Canada, Mexico, South and Central America and the Caribbean, Hong Kong and China.

NOTE M - CONCENTRATION OF CREDIT AND OTHER RISKS

         The Company sells on credit terms to a majority of its customers, most of which are U.S., Canadian and Latin American retailers and distributors located throughout those countries.

         Wal-Mart Corporation accounted for 21.4%, 21.3% and 18.6% of 2000, 1999 and 1998 sales, respectively.

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

         The Company's manufacturing operations are conducted and located abroad. The Company also sells its products to customers located in foreign jurisdictions, including Latin America, Canada, Europe and the Far East. Prior to the acquisition of the Black & Decker Household Products Group, the majority of the Company's products were manufactured by its Hong Kong based manufacturing subsidiary, Durable Electrical Metal Factory Limited. In connection with the acquisition, the Company acquired additional manufacturing facilities in Queretaro, Mexico, a country in which the Company had not previously manufactured products. The geographical distances between the Far East, the United States and Mexico create a number of logistical and communications challenges. Because the Company manufactures its products and conducts business in several foreign countries, the Company is affected by economic and political conditions in those countries, including fluctuations in the value of currency, increased duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, and the burdens and costs of compliance with a variety of foreign laws. Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could have a material adverse effect on the Company, its results of operations, prospects or debt service ability. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.

         If the Company determines that it is necessary to relocate the Company's manufacturing facilities from China or Mexico and is unable to do so, due to confiscation, expropriation, nationalization, embargoes, governmental restrictions or otherwise, the Company would incur substantial operating and capital losses, including losses resulting from business disruption and delays in production. In addition, as a result of a relocation of its manufacturing equipment and certain other assets, the Company would likely incur relatively higher manufacturing costs. A relocation could also adversely affect the Company's revenues if the demand for the Company's products currently manufactured in China and Mexico decreases due to a disruption in the production and delivery of such products or due to higher prices which might result from increased manufacturing costs. Furthermore, earnings could be adversely affected due to reduced sales and/or the Company's inability to maintain its current margins on the products currently manufactured in China and Mexico.

         In addition, China was granted permanent normal trade relations ("PNTR") with the United States, pursuant to which the United States imposes the lowest applicable tariffs on Chinese exports to the United States. However, this status was conditioned on China's admission to the World Trade Organization, which has not yet occurred. Therefore, PNTR status must be re-approved in July 2001. No assurance can be given that China's PNTR trading status will be renewed. If PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by the Company, which would have a material adverse impact on our business, financial condition and results of operations.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Durable Electrical Metal Factory Limited is incorporated in Hong Kong and its executive sales offices and its senior executives are located or reside there. The Company also conducts significant trading activities through subsidiaries incorporated in Hong Kong, which may be influenced by the changing political situation in Hong Kong and by the general state of the Hong Kong economy. In July 1997, sovereignty over Hong Kong was transferred from the United Kingdom to China, and Hong Kong became a Special Administrative Region. There can be no assurance that the transfer of sovereignty over Hong Kong will not have a material adverse affect on the Company's business, financial condition and results of operations.

         Applica Manufacturing, S. de R.L. de C.V., the Company's Mexican manufacturing facility, is incorporated in Mexico. The Mexican government exercises significant influence over many aspects of the Mexican economy. Accordingly, the actions of the Mexican government concerning the economy could have a significant effect on private sector entities in general and the Company in particular. In addition, during the 1980s and 1990s, Mexico experienced periods of slow or negative growth, high inflation, significant devaluations of the peso and limited availability of foreign exchange. As a result of the Company's reliance upon manufacturing facilities in Mexico, economic conditions in Mexico could adversely affect the Company's business, financial condition and results of operations.

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

         Durable Electrical Metal Factory Limited uses the Hong Kong dollar as its functional currency. The Hong Kong dollar has historically been "pegged" to a fixed exchange rate vis-a-vis the U.S. dollar. If the Hong Kong dollar were to be significantly devalued against the U.S. dollar and the exchange rate allowed to fluctuate, the Company could experience significant changes in its currency translation account which would impact the Company's future comprehensive income.

NOTE N - RELATED PARTY TRANSACTIONS

         The Company has used the services of Top Sales Company, Inc. ("Top Sales"), an independent sales representative, since 1978. A member of the Company's Board of Directors is the sole shareholder and Chief Executive Officer of Top Sales. The Company made commission and consulting payments to Top Sales of $351,700, $350,000 and $497,900 in 2000, 1999 and 1998, respectively. The
Company also uses the services of TJK Sales, Inc. ("TJK"), an independent sales representative, the president of which is also a member of the Company's Board of Directors. Commissions and consulting payments to TJK totaled $199,000, $342,000 and $468,600 in 2000, 1999 and 1998, respectively. The Company also reimburses Top Sales and TJK for out-of-pocket expenses.

         In 1998, an affiliate of Lion Redcliffe, which was 50% owned by the Company and 50% owned by an entity whose president is also a director of the Company, purchased 60% of the Company's ownership interest in Lion Redcliffe for $375,000 resulting in a gain of $305,000.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Included in receivables from affiliates at December 31, 2000 and 1999 are $1,341,000 and $1,382,000, respectively, due from certain of the Company's executive officers. Such amounts are due upon demand or upon termination of the applicable employment contract, and bear interest at the prevailing market rate.

         On April 14, 1999, the Company sold 210,000 shares of authorized Common Stock at the fair market value of $7.125 per share to its Chief Executive Officer in exchange for a collateralized promissory note. The note is on a full recourse basis, with a maturity of three years from the date of purchase and bears interest at LIBOR plus 2.75% (9.19% at December 31, 2000). The amount due to the Company, including accrued interest, at December 31, 2000 and 1999 was $1,722,000 and the amount due December 31, 1999 was $1,583,000.

         Pursuant to his employment agreement, Belvin Friedson, the founder of the Company, agreed to provide advisory services to the Company subsequent to his resignation as Chief Executive Officer. In 2000, 1999 and 1998, Mr. Friedson received annual compensation from the Company of $375,000 under such agreement, which was executed in 1983. He also participated in the Company's executive life insurance plan and had use of a Company car. Mr. Friedson is the father of David Friedson, the Company's Chairman of the Board and Chief Executive Officer.

     SALTON, INC.

         In July 1998, the Company consummated the sale of its 6,535,072 shares of common stock of Salton, Inc. representing a 50% interest. The shares were sold for $12 per share in cash plus a $15,000,000 subordinated promissory note. The note has a term of six and one-half years and bears interest at 4% per annum. The note is subject to offset of 5% of the total purchase price paid by Salton for product purchases made during the term of the note from the Company, and accordingly, the Company has deferred the gain related to this note. The note is also subject to cancellation in the event that Salton's supply agreement with Kmart Corporation is terminated for any reason.

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

NOTE O -CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The Company's domestic subsidiaries are guarantors of the Company's Senior Subordinated Notes. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume that the guarantor subsidiaries were in place for all periods presented. The Company and Subsidiary Guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Notes contain certain covenants which, among other things, restrict the ability of the Subsidiary Guarantors to make distributions to Applica Incorporated. The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

         Effective December 31, 1999, the Company reorganized its corporate structure whereby certain guarantor subsidiaries were either merged with Applica Consumer Products, Inc. or other guarantor subsidiaries or were dissolved and whose assets were transferred to Applica Consumer Products, Inc.

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                        YEAR ENDED DECEMBER 31, 2000
                                                   ---------------------------------------------------------------------
                                                     APPLICA                        NON-
                                                   INCORPORATED   GUARANTORS      GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                   ------------   ----------      ----------  ------------  ------------
                                                                               (IN THOUSANDS)

STATEMENT OF OPERATIONS:
Sales and other revenue ...................      $      --       $ 559,225       $ 545,596       $(356,070)      $ 748,751
Cost of goods sold ........................             --         403,350         466,127        (356,070)        513,407
Cost of goods sold - repositioning ........             --          16,894          13,189              --          30,083
                                                 ---------       ---------       ---------       ---------       ---------
   Gross profit ...........................             --         138,981          66,280              --         205,261
Operating (income) expenses ...............           (703)        156,190          37,852          (2,400)        190,939
Repositioning charge ......................             --           3,980              --              --           3,980
                                                 ---------       ---------       ---------       ---------       ---------
   Operating profit (loss) ................            703         (21,189)         28,428           2,400          10,342
Other (income) expense, net ...............         27,367         (15,722)         17,000              34          28,679
Loss on assets held for sale ..............             --           3,644              --              --           3,644
                                                 ---------       ---------       ---------       ---------       ---------
   Earnings (loss) before income taxes
     and equity in (earnings) loss of
     joint ventures .......................        (26,664)         (9,111)         11,428           2,366         (21,981)
Equity in (earnings) loss of joint
   ventures ...............................            777              --              --              --             777
Income taxes (benefit) ....................             --          (1,706)          7,967          (7,803)         (1,542)
                                                 ---------       ---------       ---------       ---------       ---------
   Net earnings (loss) ....................      $ (27,441)      $  (7,405)      $   3,461       $  10,169       $ (21,216)
                                                 =========       =========       =========       =========       =========

BALANCE SHEET:
Cash ......................................      $       8       $   4,346       $  12,503              --       $  16,857

Accounts and other receivables ............             --         129,870          56,328              --         186,198
Receivables from affiliates ...............        (30,607)             94          33,794              --           3,281
Inventories ...............................             --         101,458          59,362              --         160,820
Other current assets ......................             --           9,311          14,513           9,315          33,139
                                                 ---------       ---------       ---------       ---------       ---------
   Total current assets ...................        (30,599)        245,079         176,500           9,315         400,295
Investments ...............................        425,251         113,123          70,493        (607,342)          1,525
Property, plant and equipment, net ........             --          17,577          60,623              --          78,200
Intangible assets .........................             --         236,123          11,546         (19,754)        227,915
                                                 ---------       ---------       ---------       ---------       ---------
   Total assets ...........................      $ 394,652       $ 611,902       $ 319,162       $(617,781)      $ 707,935
                                                 =========       =========       =========       =========       =========
Notes and acceptances payable .............      $      --       $   9,765       $   3,729       $      --       $  13,494
Accounts payable and accrued expenses .....              1          53,773          36,690              --          90,464
Current maturities of long-term debt ......         18,842              --              --              --          18,842
Deferred income, current portion ..........             --             514              --              --             514
Income taxes payable ......................             --           5,066           1,346          (6,412)             --
Other current liabilities .................             --              --              --              --              --
                                                 ---------       ---------       ---------       ---------       ---------
   Total current liabilities ..............         18,843          69,118          41,765          (6,412)        123,314
Long-term debt ............................        253,475           3,114          16,022         (12,464)        260,147
Deferred income, less current portion .....             --              --              --              --              --
Deferred income taxes .....................             --           8,070           2,800         (10,870)             --
                                                 ---------       ---------       ---------       ---------       ---------
   Total liabilities ......................        272,318          80,302          60,587         (29,746)        383,461
Shareholders' equity ......................        122,334         531,600         258,575        (588,035)        324,474
                                                 ---------       ---------       ---------       ---------       ---------
Total liabilities and shareholders' equity       $ 394,652       $ 611,902       $ 319,162       $(617,781)      $ 707,935
                                                 =========       =========       =========       =========       =========

CASH FLOW INFORMATION:
Net cash provided by (used in) operating
   activities .............................      $ (27,441)      $(715,930)      $  (2,109)      $ 735,933       $  (9,547)
Net cash provided by (used in) investing
   activities .............................          9,832         938,810          (9,309)       (962,357)        (23,024)
Net cash provided by (used in) financing
   activities .............................         17,613        (222,473)         14,096         226,424          35,660
Cash at beginning .........................              4           3,939           9,825              --          13,768
Cash at end ...............................              8           4,346          12,503              --          16,857


                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                      YEAR ENDED DECEMBER 31, 1999
                                               ------------------------------------------------------------------------
                                                 APPLICA                          NON-
                                               INCORPORATED   GUARANTORS      GUARANTORS  ELIMINATIONS     CONSOLIDATED
                                               ------------   ----------      ----------  ------------     ------------
                                                                            (IN THOUSANDS)

STATEMENT OF OPERATIONS:
Sales and other revenue ................      $      --       $ 560,037       $ 392,350       $(234,078)      $ 718,309
Cost of goods sold .....................             --         388,634         329,190        (233,784)        484,040
                                              ---------       ---------       ---------       ---------       ---------
   Gross profit ........................             --         171,403          63,160            (294)        234,269
Operating (income) expenses ............           (379)        150,092          26,861             442         177,016
Repositioning charge ...................             --          (1,506)             --              --          (1,506)
                                              ---------       ---------       ---------       ---------       ---------
Operating profit (loss) ................            379          22,817          36,299            (736)         58,759
Other (income) expense, net ............         25,327          (3,993)          3,203             308          24,845
                                              ---------       ---------       ---------       ---------       ---------
   Earnings (loss) before income taxes
     and equity in (earnings) loss of
     joint ventures ....................        (24,948)         26,810          33,096          (1,044)         33,914
Equity in (earnings) loss of joint
   ventures ............................         12,894          13,486              --         (13,486)         12,894
Income taxes (benefit) .................             --          (2,535)          7,989          (1,277)          4,177
                                              ---------       ---------       ---------       ---------       ---------
   Net earnings (loss) .................      $ (37,842)      $  15,859       $  25,107       $  13,719       $  16,843
                                              =========       =========       =========       =========       =========

BALANCE SHEET:
Cash ...................................      $       4       $   3,939       $   9,825       $      --       $  13,768
Accounts and other receivables .........             --         130,350          55,112              --         185,462
Receivables from affiliates ............        (21,858)         (6,317)         31,858            (150)          3,533
Inventories ............................             --         107,199          58,184          (1,677)        163,706
Other current assets ...................             --          21,316           8,047          (5,411)         23,952
Total current assets ...................        (21,854)        256,487         163,026          (7,238)        390,421
Investments ............................        426,334         113,051          70,557        (607,334)          2,608
Property, plant and equipment, net .....             --          14,443          61,540              --          75,983
Intangible assets ......................             --         466,429          10,781        (231,912)        245,298
                                              ---------       ---------       ---------       ---------       ---------
   Total assets ........................      $ 404,480       $ 850,410       $ 305,904       $(846,484)      $ 714,310
                                              =========       =========       =========       =========       =========
Notes and acceptances payable ..........      $      --       $      --       $     898       $      --       $     898
Accounts payable and accrued expenses ..              1          60,351          39,007             631          99,990
Current maturities of long-term debt ...         12,842              --             745              --          13,587
Deferred income, current portion .......             --             585              --              --             585
Income taxes payable ...................             --          (2,180)          6,871          (3,218)          1,473
Other current liabilities ..............             --          10,573              --              --          10,573
                                              ---------       ---------       ---------       ---------       ---------
   Total current liabilities ...........         12,843          69,329          47,521          (2,587)        127,106
Long-term debt .........................        244,316         226,288           8,605        (235,638)        243,571
Deferred income, less current portion ..             --             236              --              --             236
Deferred income taxes ..................             --          16,253           2,966         (19,219)             --
                                              ---------       ---------       ---------       ---------       ---------
   Total liabilities ...................        257,159         312,106          59,092        (257,444)        370,913
                                              =========       =========       =========       =========       =========
Shareholders' equity ...................        147,321         538,304         246,812        (589,040)        343,397
                                              ---------       ---------       ---------       ---------       ---------
   Total liabilities and shareholders'
     equity ............................      $ 404,480       $ 850,410       $ 305,904       $(846,484)      $ 714,310
                                              =========       =========       =========       =========       =========

CASH FLOW INFORMATION:
Net cash provided by (used in) operating
   activities ..........................      $ (24,355)      $ 174,724       $   5,419       $(107,742)      $  48,046
Net cash provided by (used in) investing
   activities ..........................         33,940        (103,246)        (39,954)         75,347         (33,913)
Net cash provided by (used in) financing
   activities ..........................         (9,581)        (70,622)         27,028          32,395         (20,780)
Cash at beginning ......................             --           3,083          17,332              --          20,415
Cash at end ............................              4           3,939           9,825              --          13,768

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                    YEAR ENDED DECEMBER 31, 1998
                                              -----------------------------------------------------------------------
                                                APPLICA                         NON-
                                              INCORPORATED    GUARANTORS      GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                              ------------    ----------      ----------  ------------   ------------
                                                                            (IN THOUSANDS)

STATEMENT OF OPERATIONS:
Sales and other revenues ...............      $      --       $ 364,293       $ 203,143       $ (93,080)      $ 474,356
Cost of goods sold .....................             --         261,057         164,022         (92,542)        332,537
                                              ---------       ---------       ---------       ---------       ---------
   Gross profit ........................             --         103,236          39,121            (538)        141,819
Operating expenses .....................           (689)        106,797          16,122             360         122,590
Repositioning charge ...................             --           9,519              --              --           9,519
                                              ---------       ---------       ---------       ---------       ---------
   Operating profit (loss) .............            689         (13,080)         22,999            (898)          9,710
Other (income) expense, net ............          4,545         (41,672)          6,233           1,857         (29,037)
                                              ---------       ---------       ---------       ---------       ---------
   Earnings (loss) before income taxes
     and equity in earnings of joint
     ventures ..........................         (3,856)         28,592          16,766          (2,755)         38,747
Equity in earnings of joint ventures ...            351           1,270              --              --           1,621
Income taxes (benefit) .................             --          14,998           8,445         (11,827)         11,616
                                              ---------       ---------       ---------       ---------       ---------
   Net earnings (loss) .................      $  (3,505)      $  14,864       $   8,321       $   9,072       $  28,752
                                              =========       =========       =========       =========       =========

BALANCE SHEET:
Cash ...................................      $      --       $   3,083       $  17,332       $      --       $  20,415
Accounts and other receivables .........             --         124,025          42,632            (820)        165,837
Receivables from affiliates ............         12,416         (16,341)          9,578             (65)          5,588
Inventories ............................             --         111,184          55,712          (1,431)        165,465
Other current assets ...................             --          29,369           6,594           5,579          41,542
                                              ---------       ---------       ---------       ---------       ---------
   Total current assets ................         12,416         251,320         131,848           3,263         398,847
Investments ............................        425,913          22,778          70,500        (503,483)         15,708
Property, plant and equipment, net .....             --          15,159          60,918              --          76,077
Intangible assets ......................             --         603,710          20,279        (371,884)        252,105
                                              ---------       ---------       ---------       ---------       ---------
   Total assets ........................      $ 438,329       $ 892,967       $ 283,545       $(872,104)      $ 742,737
                                              =========       =========       =========       =========       =========
Notes and acceptances payable ..........      $      --       $  11,350       $      --       $ (11,350)      $      --
Accounts payable and accrued expenses ..             --          41,851          74,739            (819)        115,771
Current maturities of long-term debt ...          8,630              --              --              --           8,630
Deferred income, current portion .......             --             479              --              --             479
Income taxes payable ...................             --           5,618             895          (3,820)          2,693
Other current liabilities ..............             --           3,840              --              --           3,840
                                              ---------       ---------       ---------       ---------       ---------
   Total current liabilities ...........          8,630          63,138          75,634         (15,989)        131,413
Long-term debt .........................        260,370         382,918              --        (370,918)        272,370
Deferred income, less current portion ..             --           2,021              --             783           2,804
Deferred income taxes ..................             --           8,549           2,986             597          12,132
                                              ---------       ---------       ---------       ---------       ---------
   Total liabilities ...................        269,000         456,626          78,620        (385,527)        418,719
Shareholders' equity ...................        169,329         436,341         204,925        (486,577)        324,018
                                              ---------       ---------       ---------       ---------       ---------
Total liabilities and shareholders'
   equity ..............................      $ 438,329       $ 892,967       $ 283,545       $(872,104)      $ 742,737
                                              =========       =========       =========       =========       =========

CASH FLOW INFORMATION:
Net cash provided by (used in) operating
   activities ..........................      $  (5,688)      $(374,871)      $  17,537       $ 317,460       $ (45,562)
Net cash provided by (used in) investing
   activities ..........................       (354,574)       (312,095)        (45,443)        461,555        (250,557)
Net cash provided by financing
   activities ..........................        360,262         690,049          37,014        (779,015)        308,310
Cash at beginning ......................             --              --           8,224              --           8,224
Cash at end ............................             --           3,083          17,332              --          20,415

                              APPLICA INCORPORATED

           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           SUPPLEMENTAL FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED)

         The quarterly results for the years 2000 and 1999 are set forth in the following table:


                                                                               DILUTED               BASIC
                                                                NET            EARNINGS            EARNINGS
                                                              EARNINGS        (LOSS) PER           (LOSS) PER
                               SALES        GROSS PROFIT       (LOSS)            SHARE               SHARE
                               -----        ------------     ---------         ----------          -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
First quarter ......         $146,691         $ 44,414         $ (3,029)         $  (0.13)            $  (0.13)
Second quarter .....          171,411           52,180             (245)            (0.01)               (0.01)
Third quarter ......          199,397           66,748            8,299              0.35                 0.36
Fourth quarter .....          231,252           41,919          (26,241)            (1.14)(4)            (1.14)
                             --------         --------         --------          --------             --------
  Total ............         $748,751         $205,261         $(21,216)         $  (0.92)(3)            (0.92)
                             ========         ========         ========          ========             ========
1999
First quarter ......         $118,853         $ 33,700         $ (6,529)         $  (0.30)            $  (0.30)
Second quarter .....          149,168           42,965          (10,565)            (0.47)(1)            (0.47)
Third quarter ......          204,229           65,092           13,973              0.59                 0.62
Fourth quarter .....          246,059           92,512           19,964              0.84 (2)             0.90
                             --------         --------         --------          --------             --------
  Total ............         $718,309         $234,269         $ 16,843          $   0.72 (3)             0.75
                             ========         ========         ========          ========             ========

----------

(1) Includes a one time non-cash charge of $12.6 million ($8.3 million or $0.36 per share after tax) for the writedown of the Company's investment in a joint venture.

(2) The Company did not exit one line of business in 1999 that had been included in the accrued repositioning costs at December 31, 1998. This resulted in a reversal of the prior year charge of $1.5 million ($0.9 million or $0.04 per share after tax) in 1999.

(3) The sum of the quarters differ from the total for 1999 full year by $0.06 and for 2000 by $0.01 due to exclusion of anti-dilutive effect of stock options in earnings per share calculation in periods with losses.

(4) Includes non-recurring, primarily non-cash charges totaling $37.7 million ($32.6 million, or $1.42 per share, after tax). Such charges include a repositioning charge of $34.1 million, of which $30.1 million is included in cost of goods sold and $4.0 million is included in selling, general and administrative expenses, and a loss on asset held for sale of $3.6 million. The $32.6 million after tax effect of the non-recurring charges has been adjusted to include a tax valuation allowance of approximately $4.5 million related to certain U.S. foreign tax credits, contributions and state net operating loss carryforwards, which expire in five years or less.

                              APPLICA INCORPORATED
           (FORMERLY WINDMERE-DURABLE HOLDINGS, INC.) AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                     BALANCE AT      PURCHASE      CHARGED TO     CHARGED TO                       BALANCE AT
                                    BEGINNING OF       PRICE        COSTS AND        OTHER                           END OF
           DESCRIPTION                 PERIOD        RESERVES       EXPENSES       ACCOUNTS      DEDUCTIONS          PERIOD
           -----------                 ------        --------       --------       --------      ----------        -----------

YEAR ENDED DECEMBER 31, 2000
  Reserves deducted from assets to
    which they apply:
     Allowance for possible
       losses on accounts
       receivable ................        $8,761        $(2,293)        $2,671        $253(1)        $(1,343)(2)        $8,049
                                          ------        -------         ------        ------         -------            ------
YEAR ENDED DECEMBER 31, 1999
  Reserves deducted from assets to
    which they apply:
     Allowance for possible
       losses on accounts
       receivable ................         7,367         (1,324)         4,228          25(1)         (1,535)(2)         8,761
                                          ------        -------         ------        ------         -------            ------
YEAR ENDED DECEMBER 31, 1998
  Reserves deducted from assets to
  which they apply:
     Allowance for possible
       losses on accounts
       receivable ................         1,111          3,881          2,450         245(1)           (320)(2)         7,367
                                          ------        -------         ------        ------         -------            ------

------------------
(1)      Recoveries of amounts previously written off against the reserve.

(2)      Write-off of accounts receivable against the reserve.