Form 10-Q
period 2001-03-31
APPLICA INC
filed 2001-05-07
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO __________________


                         COMMISSION FILE NUMBER 1-10177


                              APPLICA INCORPORATED
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                            Florida                                              59-1028301
--------------------------------------------------------------    ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification Number)

         5980 Miami Lakes Drive, Miami Lakes, Florida                              33014
--------------------------------------------------------------     --------------------------------------
           (Address Of Principal Executive Offices)                              (Zip Code)


                               (305) 362-2611
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                   FORMER NAME, IF CHANGED SINCE LAST REPORT:
                                 Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                                                  Number of Shares
                                Class                                        Outstanding On May 1, 2001
-------------------------------------------------------------------          --------------------------
Common Stock, $.10 par value......................................                    23,099,382

                              APPLICA INCORPORATED

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I. FINANCIAL INFORMATION.....................................................................................3

         Item 1.  Financial Statements............................................................................3
                    Consolidated Balance Sheets as of March 31, 2001(Unaudited) and December 31, 2000.............3
                    Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and
                       2000 (Unaudited)...........................................................................4
                    Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and
                       2000 (Unaudited)...........................................................................5
                    Notes to Consolidated Financial Statements....................................................6
         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........11
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................14

PART II. OTHER INFORMATION.......................................................................................15

         Item 1.  Legal Proceedings..............................................................................15
         Item 6.  Exhibits and Reports on Form 8-K...............................................................15


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      APPLICA INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,      December 31,
                                                                                          2001             2000
                                                                                      (Unaudited)
                                                                                      -----------      ------------
                                                                                            (In Thousands)
                                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents ................................................           $  10,938        $  16,857
   Accounts and other receivables, less allowances of $8,199 in 2001 and
     $8,049 in 2000..........................................................             147,381          186,198
   Receivables from affiliates...............................................               3,317            3,281
   Inventories...............................................................             141,034          160,820
   Prepaid expenses and other................................................              18,242           17,277
   Refundable income taxes...................................................               2,935            1,207
   Future income tax benefits................................................              14,655           14,655
                                                                                         --------        ---------
   Total current assets......................................................             338,502          400,295
INVESTMENT IN JOINT VENTURE..................................................               1,396            1,525
PROPERTY, PLANT AND EQUIPMENT - at cost, less accumulated depreciation of
   $87,484 and $82,770, respectively ........................................              79,352           78,200
FUTURE INCOME TAX BENEFITS, NON-CURRENT......................................               5,912            3,705
INTANGIBLE ASSETS ...........................................................             219,547          224,210
                                                                                         --------         --------
     TOTAL ASSETS............................................................           $ 644,709        $ 707,935
                                                                                        =========        =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes and acceptances payable ............................................           $  14,980        $  13,494
   Current maturities of long-term debt......................................              19,342           18,842
   Accounts payable..........................................................              33,135           43,361
   Accrued expenses .........................................................              30,754           47,103
   Deferred income...........................................................                 496              514
                                                                                        ---------        ---------
        Total current liabilities............................................              98,707          123,314
LONG-TERM DEBT..............................................................              226,936          260,147
OTHER LONG-TERM LIABILITIES.................................................                  707               --
SHAREHOLDERS' EQUITY:
   Common stock - authorized: 75,000 shares in 2001 and 2000, of $.10 par
     value; issued and outstanding: 23,099 in 2001 and 23,080 in 2000........               2,310            2,308
   Paid-in capital...........................................................             152,604          152,591
   Retained earnings.........................................................             167,183          173,466
   Notes receivable - officers...............................................              (1,496)          (1,496)
   Accumulated other comprehensive earnings (loss)...........................              (2,242)          (2,395)
                                                                                        ---------        ---------
       Total shareholders' equity............................................             318,359          324,474
                                                                                        ---------        ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................           $ 644,709        $ 707,935
                                                                                        =========        =========


        The accompanying notes are an integral part of these statements.

                      APPLICA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                        -------------------------------------------------------------
                                                                   2001                              2000
                                                        ----------------------------  -------------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales and other revenues .....................          $  151,821         100.0%         $ 146,691           100.0%
Cost of goods sold..........................               111,397          73.4            102,277            69.7
                                                        ----------    ----------          ---------        --------
         Gross profit.......................                40,424          26.6             44,414            30.3

Selling, general and administrative
   expenses.................................                42,693          28.1             42,597            29.1
                                                        ----------    ----------          ---------        --------
         Operating (loss) profit............                (2,269)         (1.5)             1,817             1.2

Other (income) expense:
   Interest expense.........................                 6,683           4.4              6,280             4.3
   Interest and other income................                  (462)         (0.3)              (430)           (0.3)
                                                        ----------    ----------          ---------        --------
                                                             6,221           4.1              5,850             4.0
                                                        ----------    ----------          ---------        --------
         Loss before income taxes ..........                (8,490)         (5.6)            (4,033)           (2.8)

Income tax benefit .........................                (2,207)         (1.5)            (1,005)           (0.7)
                                                        ----------    ----------          ---------        --------
         Net loss...........................            $   (6,283)         (4.1)%        $  (3,028)           (2.1)%
                                                        ==========    ==========          =========        ========

Per share data:
   Loss per common share - basic............            $    (0.27)                       $   (0.13)
                                                        ==========                        =========
   Loss per common share - diluted..........            $    (0.27)                       $   (0.13)
                                                        ==========                        =========





        The accompanying notes are an integral part of these statements.

                      APPLICA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  ------------------------
                                                                                    2001             2000
                                                                                  ---------       --------
                                                                                       (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................           $ (6,283)       $ (3,028)
   Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
      Depreciation of property, plant and equipment....................              4,883           4,508
      Amortization of intangible assets................................              4,240           4,952
      Net change in allowance for losses on accounts receivable........                150              10
      Consulting expense on non-employee stock options.................                 13
      Amortization of deferred income..................................                (18)             (9)
      Changes in assets and liabilities:
         Accounts and other receivables................................             38,667          10,559
         Inventories...................................................             19,786         (16,949)
         Prepaid expenses..............................................               (258)         (3,432)
         Accounts payable and accrued expenses.........................            (26,575)        (16,435)
         Current and deferred income taxes.............................             (3,935)         (3,708)
         Other liabilities.............................................                 --         (10,573)
         Other receivables.............................................                 --          12,962
         Other accounts................................................                576            (487)
                                                                                  --------        --------
           Net cash provided by (used in) operating activities.........             31,246        $(21,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment..........................             (6,035)         (9,709)
   Distributions from joint ventures...................................                129             266
   Decrease in receivables from affiliates.............................                 --              93
                                                                                  --------        --------
           Net cash used in investing activities.......................             (5,906)         (9,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes and acceptances...............................................              1,486              --
   Long-term debt - net ...............................................            (32,709)         24,522
   Net borrowings under lines of credit................................                 --             818
   Exercises of stock options and warrants.............................                 --           1,476
   Interest receivable from officer....................................                (36)
                                                                                  --------        --------
           Net cash (used in) provided by financing activities.........            (31,259)         26,816

DECREASE IN CASH AND CASH EQUIVALENTS..................................             (5,919)         (4,164)
CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER......................             16,857          13,768
                                                                                  --------        --------
CASH AND CASH EQUIVALENTS AT END OF QUARTER............................            $10,938           9,604
                                                                                  ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest............................................................             $9,400         $ 9,698
   Income taxes........................................................                 --         $ 1,204



        The accompanying notes are an integral part of these statements.

                      APPLICA INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF ACCOUNTING POLICIES

INTERIM REPORTING

         The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries ("Applica"). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Applica's Annual Report on Form 10-K for the year ended December 31, 2000.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified for comparability.

RECEIVABLES FROM AFFILIATES

         Receivables from affiliates include the current portion of receivables due from Applica's joint venture partner and certain executive officers of Applica. These receivables are due upon demand or upon termination of the applicable employment contract and bear interest at prevailing market interest rates.

DERIVATIVE FINANCIAL INSTRUMENTS

         Applica uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the foreign currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. Applica does not use derivative financial instruments for trading or speculative purposes. Outstanding at March 31, 2001 were $71.1 million notional value of contracts to purchase and/or sell foreign currency forward with a fair market value of approximately $1.0 million. The market value represents the amount Applica would receive upon exiting the contracts at March 31, 2001 and was determined based on quotes obtained from Applica's financial institutions. This amount was included in Prepaid Expenses and Other as of March 31, 2001. All contracts have terms of nine months or less.

         Applica uses interest rate derivatives of one to eight years in duration to reduce the impact of changes in interest rates on its floating rate debt. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense. Outstanding as of March 31, 2001 were derivatives on $80 million notional principal amount with a negative fair market value of approximately $0.7 million. The market value represents the amount Applica would have to pay to exit the contracts at March 31, 2001 and was determined based on quotes obtained from Applica's financial institutions. This amount was included in Other Long-Term Liabilities as of March 31, 2001. Applica does not intend to exit these contracts at this time. Applica entered into these interest rate derivatives for hedging purposes.

         At March 31, 2001, Applica had no significant commodity future contracts.

                      APPLICA INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

2. SHAREHOLDERS' EQUITY

EARNINGS PER SHARE

         Basic shares for the three-month period ended March 31, 2001 and 2000 were 23,090,382 and 22,719,389, respectively. All common stock equivalents have been excluded from the per share calculation in the three-month periods ended March 31, 2001 and 2000 as their inclusion would have been anti-dilutive.

3. COMMITMENTS AND CONTINGENCIES

         Applica is a defendant in certain litigation. See Part II, "Item 1. Legal Proceedings."

4. BUSINESS SEGMENT INFORMATION

         The Consumer Products North America segment distributes kitchen electric, professional personal care and home environment products under licensed brand names such as Black & Decker(R), as well as the Windmere(R) and private label brand names. The sales are handled primarily through in house sales representatives to mass merchandisers, specialty retailers and appliance distributors in the United States and Canada.

         The Consumer Products International segment distributes kitchen electric, personal care and home environment products under the Black & Decker(R) and Windmere(R) brand names. Products are marketed throughout all countries in Latin America except for Brazil.

         The Manufacturing segment includes Applica's manufacturing operations located in China and Mexico. The majority of Applica's products are manufactured in these two facilities. Applica also manufactures products on an "original equipment manufacturing" (OEM) basis for other consumer products companies. The Manufacturing segment also includes these OEM sales.

         Summarized financial information concerning Applica's reportable segments is shown in the following table. Corporate related items, results of insignificant operations and income and expense not allocated to reportable segments are included in the reconciliations to consolidated results.

         Segment information for the three-month periods ended March 31, 2001 and 2000 was as follows:

                                                   Consumer        Consumer
                                                   Products        Products
                                                North America    International    Manufacturing         Total
                                                -------------    -------------    -------------      -----------
                                                                         (In thousands)

  2001:
  Net sales...............................           $117,877         $19,923          $68,214          $206,014
  Intersegment net sales..................                367              --           58,696            59,062
  Operating earnings (loss)...............             (6,022)           (935)           6,713              (244)

  2000:
  Net sales...............................            108,534          20,414           93,613           222,561
  Intersegment net sales..................              1,650              --           80,374            82,024
  Operating earnings (loss)...............             (9,232)            510           11,093             2,371

                      APPLICA INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


Reconciliation to consolidated amounts was as follows:

                                                                       2001            2000
                                                                     --------        --------
                                                                         (In thousands)

  REVENUES:
  Total revenues for reportable segments.................            $206,014        $222,561
  Other revenues.........................................               4,869           6,154
  Eliminations of intersegment revenues..................             (59,062)        (82,024)
                                                                     --------        --------
       Total consolidated revenues.......................            $151,821        $146,691
                                                                     ========        ========
  Operating earnings:
       Total earnings (loss) for reportable segments.....               $(244)         $2,371
       Other loss........................................              (1,563)           (124)
       Interest expense..................................              (6,683)         (6,280)
       Equity in net loss of joint ventures..............                  --              --
                                                                      -------         -------
       Consolidated loss before income tax benefit.......             $(8,490)        $(4,033)
                                                                      =======         =======

5. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         Applica Incorporated's domestic subsidiaries are guarantors of its 10% Senior Subordinated Notes due 2008. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Applica Incorporated (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of Applica. The results of operations and cash flows presented below assume that the guarantor subsidiaries were in place for all periods presented. Applica Incorporated and the Subsidiary Guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of Applica and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Notes contain certain covenants that, among other things, restrict the ability of the Subsidiary Guarantors to make distributions to Applica Incorporated. Applica has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

                      APPLICA INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED




                                                                 Three Months Ended March 31, 2001
                                              -------------------------------------------------------------------------
                                                Applica
                                              Incorporated    Guarantors   Non-Guarantors  Eliminations   Consolidated
                                              ------------    ----------   --------------  ------------   ------------
                                                                           (In thousands)

STATEMENT OF OPERATIONS:
Sales and other revenues.................              --         117,655        93,228         (59,062)       151,821
Cost of goods sold.......................              --          90,335        80,124         (59,062)       111,397
                                               ----------      ----------    ----------       ---------      ---------
   Gross profit..........................              --          27,320        13,104              --         40,424
Operating expenses.......................            (318)         34,932         7,720             359         42,693
                                               ----------      ----------    ----------       ---------      ---------
   Operating profit (loss)...............             318         (7,612)         5,384            (359)        (2,269)
Other (income) expense, net..............           6,016             (5)           210              --          6,221
                                               ----------      ----------    ----------       ---------      ---------
   Earnings (loss) before income taxes...          (5,698)        (7,607)         5,174            (359)        (8,490)
Income taxes (benefit)...................              --              4          2,841          (5,052)        (2,207)
                                               ----------      ----------    ----------       ---------      ---------
   Net earnings (loss)...................          (5,698)        (7,611)         2,333           4,693         (6,283)
                                               ==========      =========     ==========       =========      =========
BALANCE SHEET:
Cash.....................................              13          1,342          9,583              --         10,938
Accounts and other receivables...........              --         96,280         51,101              --        147,381
Receivables from affiliates..............         (68,527)        13,113         58,731              --          3,317
Inventories..............................              --         83,740         57,294              --        141,034
Other current assets.....................              --          7,713         15,257          12,862         35,832
                                               ----------      ----------    ----------       ---------      ---------
   Total current assets..................         (68,514)       202,188        191,966          12,862        338,502
Investment in joint venture..............         425,121        113,124         70,493        (607,342)         1,396
Property, plant and equipment, net.......              --         18,089         61,263              --         79,352
Other assets.............................              --        234,117         10,232         (18,890)       225,459
                                               ----------      ----------    ----------       ---------      ---------
   Total assets..........................         356,607        567,518        333,954        (613,370)       644,709
                                               ==========      =========     ==========       =========      =========
Notes and acceptances payable............              --             --         14,980              --         14,980
Accounts payable and accrued expenses....              17         21,003         42,869              --         63,889
Current maturities of long-term debt.....          19,342             --             --              --         19,342
Deferred income..........................              --            496             --              --            496
Income taxes payable.....................              --          5,747          1,217          (6,964)            --
                                               ----------      ----------    ----------       ---------      ---------
   Total current liabilities.............          19,359         27,246         59,066          (6,964)        98,707
Long-term debt...........................         220,596          6,787         15,690         (16,137)       226,936
Deferred income, less current portion....              --             --             --              --             --
Deferred income taxes....................              --          8,461          2,409         (10,870)            --
Other long-term liabilities..............              --            707             --              --            707
                                               ----------      ----------    ----------       ---------      ---------
   Total liabilities.....................         239,955         43,201         77,165         (33,971)       326,350
Shareholders' equity.....................         116,652        524,317        256,789        (579,399)       318,359
                                               ----------      ----------    ----------       ---------      ---------
Total liabilities and shareholders'
   equity................................         356,607        567,518        333,954        (613,370)       644,709
                                               ==========      =========     ==========       =========      =========
CASH FLOW INFORMATION:
Net cash provided by (used in) operating
   activities............................          (5,682)        10,428         35,462         (8,962)        31,246
Net cash provided by (used in) investing
   activities............................          38,050        (17,105)       (33,931)         7,080         (5,906)
Net cash provided by (used in) financing
   activities............................         (32,363)         3,673         (4,451)         1,882        (31,259)
Cash at beginning........................               8          4,346         12,503             --         16,857
Cash at end..............................              13          1,342          9,583             --         10,938


                              APPLICA INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


                                                                   THREE MONTHS ENDED MARCH 31, 2000
                                              -----------------------------------------------------------------------------
                                                APPLICA
                                              INCORPORATED     GUARANTORS   NON-GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                              ------------     ----------   --------------     ------------    ------------
                                                                           (IN THOUSANDS)

STATEMENT OF OPERATIONS:
Sales and other revenues                              --          112,683          116,007          (81,999)         146,691
Cost of goods sold                                    --           86,701           97,575          (81,999)         102,277
                                               ---------        ---------       ----------       ----------       ----------
   Gross profit                                       --           25,982           18,432               --           44,414
Operating expenses                                (1,272)          36,509            7,270               90           42,597
                                               ---------        ---------       ----------       ----------       ----------
   Operating profit (loss)                         1,272          (10,527)          11,162              (90)           1,817
Other (income) expense, net                        6,348             (470)             (28)              --            5,850
                                               ---------        ---------       ----------       ----------       ----------
   Earnings (loss) before income taxes            (5,076)         (10,057)          11,190              (90)          (4,033)
Income taxes (benefit)                                --               43            2,107           (3,155)          (1,005)
                                               ---------        ---------       ----------       ----------       ----------
   Net earnings (loss)                            (5,076)         (10,100)           9,083            3,065           (3,028)
                                               =========        =========       ==========       ==========       ==========
BALANCE SHEET:
Cash                                                   7           (3,460)          13,057               --            9,604
Accounts and other receivables                        --          110,790           51,141               --          161,931
Receivables from affiliates                         (673)         (39,941)          44,052                2            3,440
Inventories                                           --          118,227           64,278           (1,850)         180,655
Other current assets                                  --           17,936           13,313           (5,502)          25,747
                                               ---------        ---------       ----------       ----------       ----------
   Total current assets                             (666)         203,552          185,841           (7,350)         381,377
Investment in joint venture                      426,067          113,052           70,543         (607,320)           2,342
Property, plant and equipment, net                    --           16,311           64,873               --           81,184
Other assets                                          --          399,148           11,177         (169,652)         240,673
                                               ---------        ---------       ----------       ----------       ----------
   Total assets                                  425,401          732,063          332,434         (784,322)         705,576
                                               =========        =========       ==========       ==========       ==========
Notes and acceptances payable                         --               --            1,716               --            1,716
Accounts payable and accrued expenses                 --           22,173           56,495               --           78,668
Current maturities of long-term debt              15,342               --               --               --           15,342
Deferred income, current portion                      --              585               --               --              585
Income taxes payable                                  --            1,034            6,293           (6,312)           1,015
                                               ---------        ---------       ----------       ----------       ----------
   Total current liabilities                      15,342           23,792           64,504           (6,312)          97,326
Long-term debt                                   266,338          163,572            9,350         (172,922)         266,338
Deferred income, less current portion                 --              227               --               --              227
Deferred income taxes                                 --           16,253            2,847          (19,100)              --
                                               ---------        ---------       ----------       ----------       ----------
   Total liabilities                             281,680          203,844           76,701         (198,334)         363,891
Shareholders' equity                             143,721          528,219          255,733         (585,988)         341,685
                                               ---------        ---------       ----------       ----------       ----------
Total liabilities and shareholders'
   equity                                        425,401          732,063          332,434         (784,322)         705,576
                                               =========        =========       ==========       ==========       ==========
CASH FLOW INFORMATION:
Net cash provided by (used in) operating
   activities                                     (5,077)          24,282           20,625          (61,460)         (21,630)
Net cash provided by (used in) investing
   activities                                    (20,918)          31,020          (17,231)          (2,221)          (9,350)
Net cash provided by (used in) financing
   activities                                     25,998          (62,701)            (162)          63,681           26,816
Cash at beginning                                      4            3,939            9,825               --           13,768
Cash at end                                            7           (3,460)          13,057               --            9,604


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As used in this Quarterly Report on Form 10-Q, "we," "our," "us," the "Company" and "Applica" refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month periods ended March 31, 2000 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica's Annual Report on Form 10-K for the year ended December 31, 2000.

FORWARD LOOKING STATEMENT DISCLOSURE

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as "anticipate," "projects," "management believes," "Applica believes," "intends," "expects," and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors. These factors include, but are not limited to:

     o If we are unable to renew the Black & Decker(R) Trademark License Agreement, our business could be adversely affected.

     o The infringement or loss of our proprietary rights could have an adverse effect on our business.

     o We depend on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our business.

     o Our business is very sensitive to the strength of the U.S. retail market and weakness in this market could adversely effect our business.

     o Our performance can fluctuate with the financial condition of the retail industry.

     o Our business can be adversely effected by fluctuations in cost and availability of raw materials and components.

     o Our business involves the potential for product recalls and product liability claims against us.

     o We could be adversely affected by changing conditions in foreign countries.

     o Our business could be adversely affected by changes in trade relations with China.

     o Our business could be adversely affected by currency fluctuations in our international operations.

     o Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.

     o We rely heavily on our manufacturing facilities to manufacture and assemble our products. An extended interruption in the operation of any facility could have an adverse impact on our operating results.

     o We are subject to several production-related risks that could jeopardize our ability to realize anticipated sales and profits.

     o   Our operating results can be affected by seasonality.

     o   We compete with other large companies that produce similar products.

     o Our debt agreements contain covenants that restrict our ability to take certain actions.

     o A class action lawsuit has been brought against us in connection with our acquisition of the Black & Decker Household Products Group; we cannot predict the outcome of this lawsuit.

     o   Government regulations could adversely impact our operations.

         Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Applica may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Applica disclaims any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

GENERAL

         Applica is a manufacturer, marketer and distributor of a broad range of branded and private-label small electric consumer goods. In 1998, Applica acquired the Black & Decker Household Products Group and became a leading supplier of brand name small household appliances in the United States. We also manufacture and distribute professional personal care products, home environment products and pet care products, including the LitterMaid(R) self-cleaning cat litter box. We manufacture and market products under licensed brand names, such as Black & Decker(R), our own brand names, such as Windmere(R), and other private-label brand names. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. Applica operates manufacturing facilities in China and Mexico. In addition, Applica manufactures products on an "original equipment manufacturing" (OEM) basis for other consumer products companies.

                              RESULTS OF OPERATIONS

         The operating results of Applica expressed as a percentage of sales and other revenues are set forth below:

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2001             2000
                                                                     -------------    -----------
  Sales and other revenues..................................           100.0%            100.0%
  Cost of goods sold........................................            73.4              69.7
                                                                     -------          --------
     Gross profit...........................................            26.6              30.3
  Selling, general and administrative expenses..............            28.1              29.1
  Other (income) expense - net..............................             4.1               4.0
                                                                     -------          --------
     Loss before income taxes...............................            (5.6)             (2.8)
  Income taxes benefit......................................            (1.5)             (0.7)
                                                                     -------          --------
     Net loss...............................................            (4.1)%            (2.1)%
                                                                     =======          ========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         SALES AND OTHER REVENUES. Sales and other revenues for Applica increased by $5.1 million to $151.8 million, an increase of 3.5% over the first quarter of 2000. The change was primarily the result of a $16.0 million net increase in Black & Decker branded product sales, a $4.9 million increase in Windmere and other branded product sales in Latin America and an increase of $3.0 million in sales of professional personal care and home environment products. The increase was offset by a decrease of $15.1 million in sales of product categories that were exited in the 2000 repositioning and a decrease of $3.7 million in OEM sales.

         North America sales increased by $9.3 million, or 8.6%, to $117.9 million in the first quarter of 2001. The change is primarily attributable to a $21.4 million increase in sales of Black & Decker branded products, a $3.0 increase in sales of professional personal care and home environment products and a $15.1 million decrease in sales of products in exited categories.

         Sales for the international segment decreased by $0.5 million to $19.9 million, or 2.4%, from the 2000 period. The change resulted from a $5.4 million decrease in Black & Decker branded products offset by $4.9 million increase in Windmere and other branded products.

         Sales at Applica's manufacturing subsidiaries decreased by $25.4 million, or 27.0%, to $68.2 million from the first quarter 2000. OEM sales decreased by $3.7 million, or 28.0%, in the 2001 period to $9.5 million. The decrease in manufacturing sales was primarily the result of the production slow down at the Mexico and China factories.

         GROSS PROFIT MARGIN. Applica's gross profit margin was 26.6% in the first quarter as compared to 30.3% in 2000. The decrease in the gross profit margin was primarily the result of lower production at Applica's manufacturing facilities, as Applica continued to reduce its inventory levels, along with higher raw material costs as compared to the first quarter of 2000. The slowdown of production in the China and Mexico factories during the first quarter resulted in unabsorbed overhead. Applica will continue to take steps to reduce year-over-year inventory levels, which may reduce gross margins in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for Applica remained flat at $42.7 million in the first quarter of 2001, but decreased as a percentage of sales to 28.1% from 29.1% in the 2000 period. In the first quarter 2001, distribution and freight costs increased by $2.1 million. Such costs primarily related to the liquidation of products exited in the 2000 repositioning and also reflected higher year-over-year rates and fuel surcharges from freight carriers. This was offset by a decrease of approximately $1.3 million in selling expenses that related to Applica's consolidation of its external and internal sales force.

         TAXES. Applica's tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. The earnings of subsidiaries in Canada, Mexico and Latin America (other than Chile) are generally taxed at rates comparable to or higher than 34%, the United States statutory rate. Income tax rates in Hong Kong and Chile range between 8% and 16%. Applica does not make tax provisions for the undistributed earnings of its foreign subsidiaries that it expects will be permanently invested out of the United States.

         In the first quarter of 2001, Applica had an effective tax rate of 26%, as compared to 25% for the first quarter of 2000.

         EARNINGS PER SHARE. All common stock equivalents have been excluded from the per share calculations in the first quarter of 2001 and 2000 as Applica incurred a net loss in both periods and such inclusion would have been anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, Applica's working capital was $239.8 million, as compared to $284.1 million at March 31, 2000. At March 31, 2001 and 2000, Applica's current ratio was 3.4 to 1 and 3.9 to 1, respectively, and its quick ratio was 2.0 to 1 and 2.0 to 1, respectively.

         Cash balances decreased by $5.9 million to $10.9 million for the three months ended March 31, 2001.

         The net cash provided by operating activities, which totaled $31.2 million for the period, reflected primarily reductions in inventories, accounts receivable, accounts payable and accrued expenses.

         Cash used in investing activities totaled approximately $5.9 million for the period, as compared to $9.4 million for the three-month period ended March 31, 2000, and consisted primarily of capital expenditures at Applica's manufacturing facilities.

         Cash used in financing activities totaled approximately $31.3 million in the period, as compared to cash provided by financing activities of $26.8 million in the 2000 period, and reflected the change in debt levels in 2001 and 2000.

         Certain of Applica's foreign subsidiaries have approximately $57.8 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. Outstanding borrowings by Applica's Hong Kong subsidiaries are primarily in U.S. dollars.

         Applica's primary sources of liquidity are its cash flow from operations and borrowings under its Senior Secured Credit Facilities. The Senior Secured Credit Facilities, as amended, consist of a Senior Secured Revolving Credit Facility, a Tranche A Term Loan and a Tranche B Term Loan. As of May 1, 2001, Applica was borrowing approximately $110 million under the term loan portion of its Senior Secured Credit Facilities. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by Applica of up to $160 million. As of May 1, 2001, Applica had no borrowings under the Senior Secured Revolving Credit Facility and had approximately $100.6 million available for future cash borrowings as determined by the borrowing base under the Senior Secured Credit Facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

         At March 31, 2001, the interest rate applicable to the loans made under the revolving credit facility and the Tranche A Term Loan (other than Swing Line Loans) was 6.84% as compared to 7.75% at March 31, 2000. The interest rate applicable to the Tranche B Term Loan was 7.84% as compared to 8.75% for the 2000 period. Swing Line Loans bore interest at 9.25 % at March 31, 2001 as compared to 10.25% at March 31, 2000.

         At March 31, 2001, debt as a percent of total capitalization was 45.1%, as compared to 47.4% at December 31, 2000.

         Applica's aggregate capital expenditures for the three month ended March 31, 2001 were $6.0 million as compared to $9.7 million for the 2000 period. Such expenditures related to capital expenditures at Applica's manufacturing facilities. Applica anticipates that the total capital expenditures for 2001 will be approximately $25.0 million to $35.0 million. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

         Applica's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Secured Credit Facilities and other facilities, will be adequate to meet Applica's future liquidity needs for at least the next several years. There can be no assurance that Applica's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Secured Credit Facilities in an amount sufficient to enable Applica to service its indebtedness, including the outstanding 10% notes, or to fund its other liquidity needs. In addition, there can be no assurance that Applica will be able to effect any needed refinancing on commercially reasonable terms or at all.

         Applica is also involved in certain ongoing litigation. See Part II. "Item 1 - Legal Proceedings."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         For additional information, see Footnote 1, "Derivative Financial Instruments," of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q Report.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         SHAREHOLDER LITIGATION AND RELATED MATTERS. Applica is a defendant in SHERLEIGH ASSOCIATES LLC AND SHERLEIGH ASSOCIATES INC. PROFIT SHARING PLAN, ON THEIR OWN BEHALF AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. WINDMERE-DURABLE HOLDINGS, INC., DAVID M. FRIEDSON AND NATIONSBANC MONTGOMERY SECURITIES LLC, 98-2273-CIV-LENARD which was filed in the United States District Court, Southern District of Florida in October 1998. Discovery procedures have been initiated and are ongoing.

         In connection with the Household Products Group acquisition, Applica also received two derivative demands from certain shareholders alleging breach of fiduciary duties by certain of our officers and directors. An independent committee of the Board of Directors is currently conducting an investigation as to whether such derivative actions are in the best interest of Applica.

         SALTON LITIGATION. Applica is also a defendant in SALTON, INC. V WINDMERE-DURABLE HOLDINGS, INC. AND WINDMERE CORPORATION, which was filed in the United States District Court, Northern District of Illinois in January 2001. Applica filed its answer and affirmative defenses in March 2001.

         OTHER MATTERS. Applica is subject to other legal proceedings, product liability claims and other claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of Applica. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits:

            None.

(b)         Reports on Form 8-K:

            None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              APPLICA INCORPORATED
                                              (Registrant)


May 4, 2001                               By: /s/ Harry D. Schulman
                                              ----------------------------------
                                              Harry D. Schulman
                                              President, Chief Operating Officer
                                                and Secretary

May 4, 2001                               By:  /s/ Terry L. Polistina
                                               ---------------------------------
                                               Terry L. Polistina
                                               Senior Vice President and Chief
                                                 Financial Officer