Form 10-Q
period 2001-06-30
APPLICA INC
filed 2001-08-10
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________________ TO __________________



                         COMMISSION FILE NUMBER 1-10177

                              APPLICA INCORPORATED
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



            FLORIDA                                           59-1028301
---------------------------------                        ----------------------
 (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                        Identification Number)



5980 MIAMI LAKES DRIVE, MIAMI LAKES, FLORIDA                          33014
--------------------------------------------                          -----
  (Address Of Principal Executive Offices)                         (Zip Code)



                                 (305) 362-2611
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      NUMBER OF SHARES
         CLASS                                  OUTSTANDING ON AUGUST 1, 2001
         -----                                  -----------------------------
Common Stock, $.10 par value................              23,191,974

                              APPLICA INCORPORATED

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART I. FINANCIAL INFORMATION.....................................................................................3

         Item 1.  Financial Statements............................................................................3
                    Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.........................3
                    Consolidated Statements of Operations for the Three Months Ended June 30, 2001 and 2000.......4
                    Consolidated Statements of Operations for the Six Months Ended June 30, 2001 and 2000.........5
                    Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.........6
                    Notes to Consolidated Financial Statements....................................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................19

PART II. OTHER INFORMATION.......................................................................................20

         Item 1.  Legal Proceedings..............................................................................20

         Item 4.  Submission of Matters to a Vote of Security Holders............................................20

         Item 6.  Exhibits and Reports on Form 8-K...............................................................20


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      APPLICA INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                   JUNE 30, 2001   DECEMBER 31, 2000
                                                                                  ---------------  -----------------
                                                                                    (UNAUDITED)
                                                                                           (IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents ............................................          $  10,367           $  16,857
   Accounts and other receivables, less allowances of $7,931 in 2001 and
     $8,049 in 2000 .....................................................            156,891             186,198
   Receivables from affiliates ..........................................              3,405               3,281
   Inventories ..........................................................            133,649             160,820
   Prepaid expenses and other ...........................................             20,061              17,277
   Refundable income taxes ..............................................              1,314               1,207
   Future income tax benefits ...........................................             19,284              14,655
                                                                                   ---------           ---------
         Total current assets ...........................................            344,971             400,295
INVESTMENT IN JOINT VENTURE .............................................              1,395               1,525
PROPERTY, PLANT AND EQUIPMENT - at cost, less accumulated depreciation of
   $92,253 in 2001 and $82,770 in 2000 ..................................             83,352              78,200
FUTURE INCOME TAX BENEFITS, NON-CURRENT .................................              5,912               3,705
NOTE RECEIVABLE .........................................................                500                  --
OTHER ASSETS ............................................................            214,495             224,210
                                                                                   ---------           ---------
     TOTAL ASSETS .......................................................          $ 650,625           $ 707,935
                                                                                   =========           =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes and acceptances payable ........................................          $   2,255           $  13,494
   Current maturities of long-term debt .................................             19,569              18,842
   Accounts payable .....................................................             46,997              43,361
   Accrued expenses .....................................................             38,128              47,103
   Deferred income ......................................................                478                 514
                                                                                   ---------           ---------
        Total current liabilities .......................................            107,427             123,314
LONG-TERM DEBT ..........................................................            226,316             260,147
OTHER LONG-TERM LIABILITIES .............................................              2,495                  --
SHAREHOLDERS' EQUITY:
   Common stock - authorized: 75,000 shares of $.10 par value; issued and
     outstanding: 23,203 in 2001 and 23,080 in 2000 .....................              2,320               2,308
   Paid-in capital ......................................................            153,065             152,591
   Retained earnings ....................................................            164,584             173,466
   Notes receivable - officers ..........................................             (1,496)             (1,496)
   Accumulated other comprehensive (loss) ...............................             (4,086)             (2,395)
                                                                                   ---------           ---------
       Total shareholders' equity .......................................            314,387             324,474
                                                                                   ---------           ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................          $ 650,625           $ 707,935
                                                                                   =========           =========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      APPLICA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                THREE MONTHS ENDED JUNE 30,
                                             --------------------------------------------------------------
                                                      2001                                   2000
                                             -------------------------            -------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales and other revenues ..........          $ 161,664           100.0%           $ 171,411           100.0%
Cost of goods sold ................            113,997            70.5              119,231            69.6
                                             ---------           -----            ---------           -----
         Gross profit .............             47,667            29.5               52,180            30.4

Selling, general and administrative
   expenses .......................             45,992            28.5               45,268            26.4
                                             ---------           -----            ---------           -----
         Operating profit .........              1,675             1.0                6,912             4.0

Other (income) expense:
   Interest expense ...............              5,688             3.5                7,785             4.5
   Interest and other income ......               (508)           (0.3)                (535)           (0.3)
                                             ---------           -----            ---------           -----
                                                 5,180             3.2                7,250             4.2
                                             ---------           -----            ---------           -----

         Loss before income taxes .             (3,505)           (2.2)                (338)           (0.2)

Income tax benefit ................                906             0.6                   93             0.1
                                             ---------           -----            ---------           -----
         Net loss .................          $  (2,599)           (1.6)%          $    (245)           (0.1)%
                                             =========           =====            =========           =====


Per share data:
   Loss per common share - basic ..          $   (0.11)                           $    (.01)
                                             =========                            =========
   Loss per common share - diluted           $   (0.11)                           $    (.01)
                                             =========                            =========







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      APPLICA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30,
                                             --------------------------------------------------------------
                                                        2001                                  2000
                                             -------------------------            -------------------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales and other revenues ..........          $ 313,485           100.0%           $ 318,102           100.0%
Cost of goods sold ................            225,394            71.9              221,508            69.6
                                             ---------           -----            ---------           -----
         Gross profit .............             88,091            28.1               96,594            30.4

Selling, general and administrative
   expenses .......................             88,685            28.3               87,865            27.6
                                             ---------           -----            ---------           -----
         Operating (loss) profit ..               (594)           (0.2)               8,729             2.8

Other (income) expense:
   Interest expense ...............             12,371             3.9               14,064             4.4
   Interest and other income ......               (970)           (0.3)                (965)           (0.3)
                                             ---------           -----            ---------           -----
                                                11,401             3.6               13,099             4.1
                                             ---------           -----            ---------           -----

         Loss before income taxes .            (11,995)           (3.8)              (4,370)           (1.3)

Income tax benefit ................              3,113             1.0                1,097             0.3
                                             ---------           -----            ---------           -----
         Net loss .................          $  (8,882)           (2.8)%          $  (3,273)           (1.0)%
                                             =========           =====            =========           =====


Per share data:
   Loss per common share - basic ..          $   (0.38)                           $   (0.14)
                                             =========                            =========
   Loss per common share - diluted           $   (0.38)                           $   (0.14)
                                             =========                            =========






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      APPLICA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            ---------------------------
                                                                              2001               2000
                                                                            --------           --------
                                                                                    (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................          $ (8,882)          $ (3,273)
   Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
      Depreciation of property, plant and equipment ..............             9,753              9,219
      Amortization of intangible assets ..........................             9,341              9,644
      Net change in allowance for losses on accounts receivable ..              (118)                55
      Consulting expense on non-employee stock options ...........                25                 --
      Amortization of deferred income ............................               (36)               (37)
      Changes in assets and liabilities:
         Accounts and other receivables ..........................            29,425              2,351
         Inventories .............................................            26,671            (36,445)
         Prepaid expenses and other ..............................            (2,784)               703
         Other assets ............................................             1,178               (641)
         Accounts payable and accrued expenses ...................            (5,339)           (12,308)
         Current and deferred income taxes .......................            (6,943)            (7,834)
         Other liabilities .......................................                --            (10,573)
         Other receivables .......................................                --             12,962
         Other accounts ..........................................                --               (677)
                                                                            --------           --------
           Net cash provided by (used in) operating activities ...          $ 52,291           $(36,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ....................           (14,905)           (17,610)
   Distributions from joint venture ..............................               130                306
   Receivables from affiliates ...................................              (124)               172
                                                                            --------           --------
           Net cash used in investing activities .................           (14,899)           (17,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes and acceptances .........................................           (11,239)              (446)
   Long-term debt - net ..........................................           (33,104)            47,013
   Exercises of stock options ....................................               461              2,164
                                                                            --------           --------
           Net cash (used in) provided by financing activities ...           (43,882)            48,731

DECREASE IN CASH AND CASH EQUIVALENTS ............................            (6,490)            (5,255)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................            16,857             13,768
                                                                            --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................          $ 10,367              8,513
                                                                            ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE SIX-MONTH PERIOD ENDED JUNE 30, 2001:
   Interest ......................................................          $ 11,434           $ 12,608
   Income taxes ..................................................          $  3,254           $  5,189



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      APPLICA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF ACCOUNTING POLICIES

INTERIM REPORTING

         The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries ("Applica"). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Applica's Annual Report on Form 10-K for the year ended December 31, 2000.

RECLASSIFICATIONS

         Certain prior period amounts have been reclassified for comparability.

RECEIVABLES FROM AFFILIATES

         Receivables from affiliates include the current portion of receivables due from Applica's joint venture partner and certain executive officers of Applica. These receivables are due upon demand or upon termination of the applicable employment contract and bear interest at prevailing market interest rates. Receivables due from Applica's executive officers are unsecured.

DERIVATIVE FINANCIAL INSTRUMENTS

         Applica uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the foreign currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. Applica does not use derivative financial instruments for trading or speculative purposes. Outstanding at June 30, 2001 were $48.8 million notional value of contracts to purchase and/or sell foreign currency forward with a fair market value of approximately $0.1 million. The market value represents the amount Applica would receive upon exiting the contracts at June 30, 2001 and was determined based on quotes obtained from Applica's financial institutions. This amount is included in prepaid expenses and other as of June 30, 2001 and the related credit is included in accumulated other comprehensive loss as of June 30, 2001. All contracts have terms of twelve months or less.

         Applica uses interest rate derivatives to reduce the impact of changes in interest rates on its floating rate debt and to maintain its desired fixed/floating rate ratio. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense. Applica does not use derivative financial instruments for trading or speculative purposes. Outstanding as of June 30, 2001 were derivatives on $220.0 million notional principal amount with a negative fair market value of approximately $2.5 million. The market value represents the amount Applica would have to pay to exit the contracts at June 30, 2001 and was determined based on quotes obtained from Applica's financial institutions. This amount is included in other long-term liabilities as of June 30, 2001 and the related debit is included in accumulated other comprehensive loss as of June 30, 2001. Applica does not intend to exit these contracts at this time. All contracts have terms between one and seven years, which reflect the tenor of the underlying obligation.

         At June 30, 2001, Applica had no significant commodity future contracts.

                      APPLICA INCORPORATED AND SUBSIDIARIES

2.       SHAREHOLDERS' EQUITY

EARNINGS PER SHARE

         Basic shares for the three-month period ended June 30, 2001 and 2000 were 23,093,291 and 22,991,460, respectively. Basic shares for the six-month period ended June 30, 2001 and 2000 were 23,085,231 and 22,857,889, respectively. All common stock equivalents have been excluded from the diluted per share calculations as their inclusion would have been anti-dilutive.

3.       COMMITMENTS AND CONTINGENCIES

         Applica is a defendant in certain litigation. See Part II, "Item 1. Legal Proceedings."

4.       BUSINESS SEGMENT INFORMATION

         The Consumer Products North America segment distributes kitchen electric, professional personal care, pet and home environment products under licensed brand names such as Black & Decker(R), as well as the Windmere(R), Littermaid(R) and private label brand names. The sales are handled primarily through in house sales representatives to mass merchandisers, specialty retailers and appliance distributors in the United States and Canada.

         The Consumer Products International segment distributes kitchen electric, personal care and home environment products under the Black & Decker(R) and Windmere(R) brand names. Products are marketed throughout Latin America except for Brazil.

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

         Segment information for the three-month periods ended June 30, 2001 and 2000 was as follows:


                                                   CONSUMER        CONSUMER
                                                   PRODUCTS        PRODUCTS
                                                NORTH AMERICA    INTERNATIONAL    MANUFACTURING         TOTAL
                                                -------------    -------------    -------------         -----
                                                                         (IN THOUSANDS)
  2001:
  Net sales...............................           $116,496         $29,124          $89,389          $235,009
  Intersegment net sales..................                357              --           79,514            79,871
  Operating earnings (loss)...............             (7,380)          1,748            7,662             2,030

  2000:
  Net sales...............................            121,226          25,287          102,851           249,364
  Intersegment net sales..................              2,585              --           84,915            87,500
  Operating earnings (loss)...............             (2,568)         (1,200)          12,734             8,966


                      APPLICA INCORPORATED AND SUBSIDIARIES

Reconciliation to consolidated amounts was as follows:

                                                                       2001            2000
                                                                     --------        --------
                                                                        (IN THOUSANDS)

  REVENUES:
  Total revenues for reportable segments.................            $235,009        $249,364
  Other revenues.........................................               6,526           9,547
  Eliminations of intersegment revenues..................             (79,871)        (87,500)
                                                                     --------        --------
       Total consolidated revenues.......................             161,664        $171,411
                                                                     ========        ========
  Operating earnings:
       Total earnings for reportable segments............               2,030          $8,966
       Other income (loss)...............................                 153          (1,519)
       Interest expense..................................              (5,688)         (7,785)
                                                                     --------        --------
       Consolidated loss before income tax benefit.......             $(3,505)          $(338)
                                                                     ========        ========



         Segment information for the six-month periods ended June 30, 2001 and 2000 was as follows:


                                                   CONSUMER        CONSUMER
                                                   PRODUCTS        PRODUCTS
                                                NORTH AMERICA    INTERNATIONAL    MANUFACTURING          TOTAL
                                                -------------    -------------    -------------          -----
                                                                         (IN THOUSANDS)

  2001:
  Net sales...............................           $234,373         $49,047         $157,603          $441,023
  Intersegment net sales..................                724              --          138,209           138,933
  Operating earnings (loss)...............            (13,402)            813           14,375             1,786

  2000:
  Net sales...............................            229,760          45,701          196,464           471,925
  Intersegment net sales..................              4,235              --          165,289           169,524
  Operating earnings (loss)...............           $(11,800)          $(690)         $23,827           $11,337




Reconciliation to consolidated amounts was as follows:



                                                                        2001            2000
                                                                     --------        --------
                                                                        (IN THOUSANDS)

  REVENUES:
  Total revenues for reportable segments.................            $441,023        $471,925
  Other revenues.........................................              11,395          15,701
  Eliminations of intersegment revenues..................            (138,933)       (169,524)
                                                                     --------        --------
       Total consolidated revenues.......................             313,485        $318,102
                                                                     ========        ========
  Operating earnings:
       Total earnings for reportable segments............              $1,786         $11,337
       Other (loss)......................................              (1,410)         (1,643)
       Interest expense..................................             (12,371)        (14,064)
                                                                     --------        --------
       Consolidated loss before income tax benefit.......            $(11,995)        $(4,370)
                                                                     ========        ========


                      APPLICA INCORPORATED AND SUBSIDIARIES

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

                      APPLICA INCORPORATED AND SUBSIDIARIES


                                                                  SIX MONTHS ENDED JUNE 30, 2001
                                              ------------------------------------------------------------------------
                                                APPLICA
                                              INCORPORATED    GUARANTORS   NON-GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                              ------------    ----------   --------------- ------------   ------------
                                                                           (IN THOUSANDS)

STATEMENT OF OPERATIONS:
Sales and other revenues ...............            --        236,613        215,805       (138,933)       313,485
Cost of goods sold .....................            --        175,737        188,590       (138,933)       225,394
                                               -------        -------         ------       --------          -----
   Gross profit ........................            --         60,876         27,215             --         88,091
Operating expenses .....................          (696)        73,713         15,244            424         88,685
                                               -------        -------         ------       --------          -----
   Operating profit (loss) .............           696        (12,837)        11,971           (424)          (594)
Other (income) expense, net ............        11,152            (40)           289             --         11,401
                                               -------        -------         ------       --------          -----
   Earnings (loss) before income taxes .       (10,456)       (12,797)        11,682           (424)       (11,995)
Income taxes (benefit) .................            --         (9,574)         6,461             --         (3,113)
                                               -------        -------         ------       --------          -----
   Net earnings (loss) .................       (10,456)        (3,223)         5,221           (424)        (8,882)
                                               =======        =======         ======       ========          =====

BALANCE SHEET:
Cash ...................................             6            962          9,399             --         10,367
Accounts and other receivables .........            --        107,505         49,386             --        156,891
Receivables from affiliates ............       (72,058)         7,770         67,693             --          3,405
Inventories ............................            --         83,606         50,043             --        133,649
Other current assets ...................            --          7,762         17,901         14,996         40,659
                                               -------        -------         ------       --------          -----
   Total current assets ................       (72,052)       207,605        194,422         14,996        344,971
Investment in joint venture ............       425,121        113,124         70,492       (607,342)         1,395
Property, plant and equipment, net .....            --         19,182         64,170             --         83,352
Other assets ...........................         2,175        245,030         19,047        (45,345)       220,907
                                               -------        -------         ------       --------          -----
   Total assets ........................       355,244        584,941        348,131       (637,691)       650,625
                                               =======        =======         ======       ========          =====
Notes and acceptances payable ..........            --             --          2,255             --          2,255
Accounts payable and accrued expenses ..             3         24,580         60,542             --         85,125
Current maturities of long-term debt ...        19,569             --             --             --         19,569
Deferred income ........................            --            478             --             --            478
Income taxes payable ...................            --          4,899          2,567         (7,466)            --
                                               -------        -------         ------       --------          -----
   Total current liabilities ...........        19,572         29,957         65,364         (7,466)       107,427
Long-term debt .........................       221,812          7,975         24,093        (27,564)       226,316
Deferred income, less current portion ..            --             --             --             --             --
Deferred income taxes ..................            --         25,749          2,445        (28,194)            --
Other long-term liabilities ............            --          2,495             --             --          2,495
                                               -------        -------         ------       --------          -----
   Total liabilities ...................       241,384         66,176         91,902        (63,224)       336,238
Shareholders' equity ...................       113,860        518,765        256,229       (574,467)       314,387
                                               -------        -------         ------       --------          -----
Total liabilities and shareholders'
   equity ..............................       355,244        584,941        348,131       (637,691)       650,625
                                               =======        =======         ======       ========          =====

CASH FLOW INFORMATION:
Net cash provided by (used in) operating
   activities ..........................       (12,629)        14,187         37,951         12,782         52,291
Net cash provided by (used in) investing
   activities ..........................        41,581        (11,382)       (41,559)        (3,539)       (14,899)
Net cash provided by (used in) financing
   activities ..........................       (28,954)        (6,189)           504         (9,243)       (43,882)
Cash at beginning ......................             8          4,346         12,503             --         16,857
Cash at end ............................             6            962          9,399             --         10,367


                              APPLICA INCORPORATED




                                                                  SIX MONTHS ENDED JUNE 30, 2000
                                              ------------------------------------------------------------------------
                                                APPLICA
                                              INCORPORATED    GUARANTORS   NON-GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                              ------------    ----------   --------------- ------------   ------------
                                                                           (IN THOUSANDS)

STATEMENT OF OPERATIONS:
Sales and other revenues ...............            --        238,906        248,720       (169,524)       318,102
Cost of goods sold .....................            --        176,250        214,782       (169,524)       221,508
                                               -------        -------         ------       --------          -----
   Gross profit ........................            --         62,656         33,938             --         96,594
Operating expenses .....................           421         71,346         15,918            180         87,865
                                               -------        -------         ------       --------          -----
   Operating profit (loss) .............          (421)        (8,690)        18,020           (180)         8,729
Other (income) expense, net ............        12,760            335              4             --         13,099
                                               -------        -------         ------       --------          -----
   Earnings (loss) before income taxes .       (13,181)        (9,025)        18,016           (180)        (4,370)
Income taxes (benefit) .................            --         (3,897)         2,800             --         (1,097)
                                               -------        -------         ------       --------          -----
   Net earnings (loss) .................       (13,181)        (5,128)        15,216           (180)        (3,273)
                                               =======        =======         ======       ========          =====

BALANCE SHEET:
Cash ...................................             6         (4,415)        12,922             --          8,513
Accounts and other receivables .........            --        113,823         56,271             --        170,094
Receivables from affiliates ............        11,790        (56,741)        48,157             --          3,206
Inventories ............................            --        138,821         61,330             --        200,151
Other current assets ...................            --          2,384         12,059         11,542         25,985
                                               -------        -------         ------       --------          -----
   Total current assets ................        11,796        193,872        190,739         11,542        407,949
Investments in joint venture ...........       426,028        113,121         70,536       (607,383)         2,302
Property, plant and equipment, net .....            --         17,589         66,785             --         84,374
Other assets ...........................            --        591,253         11,164       (366,122)       236,295
                                               -------        -------         ------       --------          -----
   Total assets ........................       437,824        915,835        339,224       (961,963)       730,920
                                               =======        =======         ======       ========          =====
Notes and acceptances payable ..........            --             --            452             --            452
Accounts payable and accrued expenses ..             2         28,528         54,265             --         82,795
Current maturities of long-term debt ...        17,842             --             --             --         17,842
Deferred income, current portion .......            --            585             --             --            585
Income taxes payable ...................            --         (1,816)         4,627         (1,549)         1,262
                                               -------        -------         ------       --------          -----
   Total current liabilities ...........        17,844         27,297         59,344         (1,549)       102,936
Long-term debt .........................       283,832        353,636         11,847       (362,986)       286,329
Deferred income, less current portion ..            --            199             --             --            199
Deferred income taxes ..................            --          5,514          2,843         (8,357)            --
                                               -------        -------         ------       --------          -----
   Total liabilities ...................       301,676        386,646         74,034       (372,892)       389,464
Shareholders' equity ...................       136,148        529,189        265,190       (589,071)       341,456
                                               -------        -------         ------       --------          -----
Total liabilities and shareholders'
   equity ..............................       437,824        915,835        339,224       (961,963)       730,920
                                               =======        =======         ======       ========          =====

CASH FLOW INFORMATION:
Net cash provided by (used in) operating
   activities ..........................       (13,180)      (177,313)        23,227        130,412        (36,854)
Net cash provided by (used in) investing
   activities ..........................       (33,342)        45,598        (25,789)        (3,599)       (17,132)
Net cash provided by (used in) financing
   activities ..........................        46,524        123,361          5,659       (126,813)        48,731

Cash at beginning ......................             4          3,939          9,825             --         13,768
Cash at end ............................             6         (4,415)        12,922             --          8,513


                              APPLICA INCORPORATED

6.       SUBSEQUENT EVENTS

         As part of its acquisition of the Black & Decker Household Products Group in June 1998, Applica licensed the Black & Decker(R) brand in North America, Central America, South America (excluding Brazil) and the Caribbean for specific household appliances. The license was on a royalty-free basis for core product categories through June 2003. In July 2001, Applica and The Black & Decker Corporation entered into an extension of the trademark license agreement through December 31, 2006. Under the agreement as extended, Applica will pay certain fees and guaranteed minimum royalty payments to The Black & Decker Corporation of $1.2 million in 2001, $2.0 million in 2002, $5.0 million in 2003 and $12.5 million in each year thereafter through 2006. Renewals of the license agreement, if mutually agreed upon, are for five-year periods. If Black & Decker does not agree to renew the license agreement, Applica has 18 months to transition out of the product line. No minimum royalty payments will be due during such transition period.

         Upon request, Black & Decker may elect to extend the license to use the Black & Decker(R) brand to certain additional products. Such additional products are subject to royalty payments. In 2000, Black & Decker agreed to extend the license to seven new product categories, including heaters, fans, deep fryers and humidifiers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As used in this Quarterly Report on Form 10-Q, "we," "our," "us," the "Company" and "Applica" refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month and six-month periods ended June 30, 2000 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica's Annual Report on Form 10-K for the year ended December 31, 2000.

FORWARD LOOKING STATEMENT DISCLOSURE

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as "anticipate," "projects," "management believes," "Applica believes," "intends," "expects," and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors. These factors include, but are not limited to:

         o If we are unable to renew the Black & Decker(R) Trademark License Agreement beyond December 2006, our business could be adversely affected.

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

         o Our advertising, marketing and promotional programs may not be as successful as we expect them to be.

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

         As part of our acquisition of the Black & Decker Household Products Group in June 1998, we licensed the Black & Decker(R) brand in North America, Central America, South America (excluding Brazil) and the Caribbean for specific household appliances. The license was on a royalty-free basis for core product categories through June 2003. In July 2001, Applica and The Black & Decker Corporation entered into an extension of the trademark license agreement through December 31, 2006. Under the agreement as extended, Applica will pay certain fees and guaranteed minimum royalty payments to The Black & Decker Corporation of $1.2 million in 2001, $2.0 million in 2002, $5.0 million in 2003 and $12.5 million in each year thereafter through 2006. Renewals of the license agreement, if mutually agreed upon, are for five-year periods. If Black & Decker does not agree to renew the license agreement, Applica has 18 months to transition out of the product line. No minimum royalty payments will be due during such transition period.

         Upon request, Black & Decker may elect to extend the license to use the Black & Decker(R) brand to certain additional products. Such additional products are subject to royalty payments. In 2000, Black & Decker agreed to extend the license to seven new product categories, including heaters, fans, deep fryers and humidifiers.

         In the fourth quarter of 2000, we entered into a joint product development relationship with a consumer products company to develop, manufacture, market and distribute new household products. We have entered into development agreements for two products pursuant to such alliance and currently expect them to be launched in the U.S. in 2003.

                              RESULTS OF OPERATIONS

         The operating results of Applica expressed as a percentage of sales and other revenues are set forth below:

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------
                                                                        2001              2000
                                                                        ----              ----
  Sales and other revenues..................................           100.0%            100.0%
  Cost of goods sold........................................            71.9              69.6
                                                                       -----             -----
     Gross profit...........................................            28.1              30.4
  Selling, general and administrative expenses..............            28.3              27.6
  Other (income) expense - net..............................             3.6               4.1
                                                                       -----             -----
     Loss before income taxes...............................            (3.8)             (1.3)
  Income taxes benefit......................................             1.0               0.3
                                                                       -----             -----
     Net loss...............................................            (2.8)%            (1.0)%
                                                                       =====             =====


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         SALES AND OTHER REVENUES. Sales and other revenues for Applica decreased by $9.7 million to $161.7 million, a decrease of 5.7% over the second quarter of 2000. The change was primarily the result of a decrease of $12.0 million in sales of product categories that were exited in the fourth quarter of 2000 repositioning and a decrease of $8.1 million in OEM sales. The decrease was partially offset by a $5.8 million increase in Black & Decker branded product sales, a $3.3 million increase in Littermaid sales and a $3.0 million increase in Windmere branded and other product sales in Latin America.

         North America sales decreased by $4.7 million, or 3.9%, to $116.5 million in the second quarter of 2001. The change is primarily attributable to a $12.0 million decrease in sales of product categories that were exited in the fourth quarter of 2000 and was partially offset by a $5.0 million increase in sales of Black & Decker branded products and a $3.3 million increase in sales of Littermaid products.

         Sales for the international segment increased by $3.8 million to $29.1 million, or 15.2%, from the 2000 period. The change primarily resulted from a $3.0 million increase in Windmere branded and other product sales.

         Sales at Applica's manufacturing subsidiaries decreased by $13.5 million, or 13.1%, to $89.4 million from the second quarter of 2000. The decrease in manufacturing sales was primarily the result of the production slow down at the Mexico and China factories and the decrease in OEM sales of $8.1 million, or 45.0%, to $9.9 million. The decrease in OEM sales was primarily the result of the loss of one customer. However, management believes that sales to new customers will eliminate such loss in the second half of the year.

         GROSS PROFIT MARGIN. Applica's gross profit margin was 29.5% in the second quarter as compared to 30.4% in 2000. The decrease in the gross profit margin was primarily the result of lower production at Applica's manufacturing facilities, as Applica continued to reduce its inventory levels. The slowdown of production in the China and Mexico factories during the second quarter resulted in unabsorbed overhead costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for Applica increased by $0.7 million in the second quarter of 2001. Such expenses increased as a percentage of sales to 28.5% from 26.4% in the 2000 period. In the second quarter 2001, promotion expenses increased $1.0 million and distribution and freight costs increased by $1.0 million. The increase in distribution and freight costs primarily related to the liquidation of products exited in the 2000 repositioning and also reflected higher year-over-year rates and fuel surcharges from freight carriers. The increase was partially offset by a decrease of approximately $1.3 million in selling and other expenses.

         See "New Accounting Pronouncement" below for information regarding a change in the accounting for goodwill.

         INTEREST EXPENSE. Interest expense decreased by $2.1 million, or 26.9%, to $5.7 million for the three months ended June 30, 2001, as compared to $7.8 million for the 2000 period. Such decrease was the result of lower interest rates and the reduction of debt by $56.5 million to $248.1 million as compared to $304.6 million as of June 30, 2000.

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

         In the second quarter of 2001, Applica used an effective tax rate of 26%, as compared to 25% for the second quarter of 2000.

         EARNINGS PER SHARE. All common stock equivalents have been excluded from the diluted per share calculations in the second quarter of 2001 and 2000 as Applica incurred a net loss in both periods and such inclusion would have been anti-dilutive.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         SALES AND OTHER REVENUES. Sales and other revenues for Applica decreased by $4.6 million to $313.5 million, a decrease of 1.5% over the 2000 period. The change was primarily the result of a decrease of $27.1 million in sales of product categories that were exited in the fourth quarter 2000 repositioning and a decrease of $11.8 million in OEM sales. The decrease was partially offset by a $20.9 million increase in sales of Black & Decker branded products, a $10.3 million increase in Windmere branded and other product sales, and a $3.1 million increase in sales of Littermaid pet products.

         North America sales increased by $4.6 million, or 2.0%, to $234.4 million in the first six months of 2001. The change resulted from a $23.6 million increase in sales of Black & Decker branded products, a $5.0 million increase in Windmere branded and other product sales, and a $3.1 million increase in sales of Littermaid pet products. The increase was partially offset by a decrease of $27.1 million in sales of product categories that were exited in the fourth quarter of 2000.

         Sales for the international segment increased by $3.3 million to $49.0 million, or 7.3%, from the 2000 period. The change resulted from a $6.0 million increase in Windmere branded and other products partially offset by a $2.7 million decrease in sales of Black & Decker branded products.

         Sales at Applica's manufacturing subsidiaries decreased by $38.9 million, or 19.8%, to $157.6 million from the first six months of 2000. The decrease in manufacturing sales was primarily the result of the production slow down at the Mexico and China factories and decreases in OEM sales of $11.8 million, or 37.8%, in the 2001 period to $19.4 million. The decrease in OEM sales was primarily the result of the loss of one customer. However, management believes that sales to new customers will eliminate such loss in the second half of the year.

         GROSS PROFIT MARGIN. Applica's gross profit margin was 28.1% in the first six months of 2001 as compared to 30.4% in 2000. The decrease in the gross profit margin was primarily the result of lower production at Applica's manufacturing facilities, as Applica continued to reduce its inventory levels, along with higher raw material costs in the first quarter of 2001. The slowdown of production in the China and Mexico factories during the first half of 2001 resulted in unabsorbed overhead costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for Applica increased by $0.8 million in the first six months of 2001 to $88.7 million. Such expenses increased as a percentage of sales to 28.3% from 27.6% in the 2000 period. In the first half of 2001, distribution and freight costs increased by $3.3 million. Such costs primarily related to the liquidation of products exited in the 2000 repositioning and also reflected higher year-over-year rates and fuel surcharges from freight carriers. In addition, promotion expenses increased by $1.0 million during the period. This was partially offset by a decrease of approximately $3.5 million in selling and other expenses.

         See "New Accounting Pronouncement" below for information regarding a change in the accounting for goodwill.

         INTEREST EXPENSE. Interest expense decreased by $1.7 million, or 12.1%, to $12.4 million for the six months ended June 30, 2001, as compared to $14.1 million for the 2000 period. Such decrease was the result of lower interest rates and the reduction of debt by $56.5 million to $248.1 million as compared to $304.6 million as of June 30, 2000.

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

         In the first six months of 2001, Applica used an effective tax rate of 26%, as compared to 25% for the first half of 2000.

         EARNINGS PER SHARE. All common stock equivalents have been excluded from the diluted per share calculations in the first half of 2001 and 2000 as Applica incurred a net loss in both periods and such inclusion would have been anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, Applica's working capital was $237.5 million, as compared to $305.0 million at June 30, 2000. At June 30, 2001 and 2000, Applica's current ratio was 3.2 to 1 and 4.0 to 1, respectively, and its quick ratio was 1.8 to 1 and 1.9 to 1, respectively. The change in ratios is primarily the result of the inventory reduction program.

         Cash balances decreased by $6.5 million to $10.4 million for the six months ended June 30, 2001.

         The net cash provided by operating activities, which totaled $52.3 million for the period, reflected primarily reductions in inventories and accounts receivable.

         Cash used in investing activities totaled approximately $14.9 million for the six-month period, as compared to $17.1 million for the 2000 period, and consisted primarily of capital expenditures at Applica's manufacturing facilities.

         Cash used in financing activities totaled approximately $43.9 million in the period, as compared to cash provided by financing activities of $48.7 million in the 2000 period, and primarily reflected the change in debt levels in 2001 and 2000 as Applica reduced its debt by approximately $43.0 million during the six month period in June 2001.

         Certain of Applica's foreign subsidiaries have approximately $55.1 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. Outstanding borrowings by Applica's Hong Kong subsidiaries are primarily in U.S. dollars.

         Applica's primary sources of liquidity are its cash flow from operations and borrowings under its Senior Secured Credit Facilities. The Senior Secured Credit Facilities, as amended, consist of a Senior Secured Revolving Credit Facility, a Tranche A Term Loan and a Tranche B Term Loan. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by Applica of up to $160 million. As of August 10, 2001, Applica was borrowing approximately $104 million under the term loan portion of its Senior Secured Credit Facilities. As of August 10, 2001, Applica was borrowing approximately $16 million under the Senior Secured Revolving Credit Facility and had approximately $94 million available for future cash borrowings as determined by the borrowing base under the Senior Secured Credit Facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

         At June 30, 2001, the interest rate applicable to the loans made under the revolving credit facility and the Tranche A Term Loan (other than Swing Line Loans) was 5.59% as compared to 8.52% at June 30, 2000. The interest rate applicable to the Tranche B Term Loan was 6.59% as compared to 9.52% for the 2000 period. Swing Line Loans bore interest at 7.50% at June 30, 2001 as compared to 10.25% at June 30, 2000.

         At June 30, 2001, debt as a percent of total capitalization was 44.1%, as compared to 47.0% at June 30, 2000.

         Applica's aggregate capital expenditures for the six months ended June 30, 2001 were $14.9 million as compared to $17.6 million for the 2000 period. Such expenditures related to capital expenditures at Applica's manufacturing facilities. Applica anticipates that the total capital expenditures for 2001 will be approximately $20.0 million to $25.0 million. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

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

         Applica is also involved in certain ongoing litigation. See Part II. "Item 1 - Legal Proceedings."

NEW ACCOUNTING PRONOUNCEMENT

         In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to an annual assessment for impairment by applying a fair value based test. Applica will continue to amortize goodwill existing at June 30, 2001 under its current method until January 1, 2002. Thereafter, annual goodwill amortization of $5.0 million will be discontinued, and amortization of a newly recognized intangible, if any, will commence on January 1, 2002. By June 30, 2002, Applica will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, Applica will record an impairment loss in the first half of 2002 as a cumulative effect of a change in accounting principle.

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

         SALTON LITIGATION. Applica is also a defendant in SALTON, INC. V WINDMERE-DURABLE HOLDINGS, INC. AND WINDMERE CORPORATION, which was filed in the United States District Court, Northern District of Illinois in January 2001. Discovery procedures have been initiated and are ongoing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At Applica's Annual Meeting of Shareholders held on May 8, 2001, the shareholders voted to elect Leonard Glazer, Lai Kin, Raymond So, Paul K. Sugrue and Arnold Thaler as Class II Directors. Continuing members of the Board of Directors of Applica include: Barbara Freidson Garrett, J. Maurice Hopkins, Thomas J. Kane, Felix S. Sabates, David M. Friedson, Harry D. Schulman, Jerald
I. Rosen, Susan J. Ganz, Desmond Lai, and Frederick E. Fair.

         The number of votes cast for or against with respect to each of the nominees were as follows:

         NOMINEE                        FOR                      AGAINST
         -------                        ---                      -------

         Leonard Glazer                 20,135,351             1,390,067
         Lai Kin                        19,695,133             1,830,285
         Raymond So                     19,698,033             1,827,385
         Paul K. Sugrue                 20,139,156             1,386,262
         Arnold Thaler                  20,139,142             1,386,276

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits:

            None.

(b)         Reports on Form 8-K:

            None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APPLICA INCORPORATED
                                          (Registrant)


August 9,  2001                      By: /s/  HARRY D. SCHULMAN
                                         --------------------------------------
                                          Harry D. Schulman
                                          President, Chief Operating Officer
                                          and Secretary

August 9,  2001                      By:  /s/  TERRY L. POLISTINA
                                          -------------------------------------
                                          Terry L. Polistina
                                          Senior Vice President and Chief
                                          Financial Officer