Form 10-Q
period 2001-09-30
APPLICA INC
filed 2001-11-07
CIK 217084

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________



                         COMMISSION FILE NUMBER 1-10177


                              APPLICA INCORPORATED
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       NUMBER OF SHARES
CLASS                                           OUTSTANDING ON NOVEMBER 1, 2001
-----                                           -------------------------------

Common Stock, $.10 par value..................            23,235,974

                              APPLICA INCORPORATED

                                      INDEX


                                                                                                                 Page
                                                                                                                 ----

PART I. FINANCIAL INFORMATION.....................................................................................3

         Item 1.  Financial Statements............................................................................3

                    Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000....................3

                    Consolidated Statements of Operations for the Three Months Ended September 30, 2001 and
                       2000.......................................................................................4

                    Consolidated Statements of Operations for the Nine Months Ended September 30, 2001 and 2000...5

                    Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000...6

                    Notes to Consolidated Financial Statements....................................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................18

PART II. OTHER INFORMATION.......................................................................................19

         Item 1.  Legal Proceedings..............................................................................19

         Item 6.  Exhibits and Reports on Form 8-K...............................................................19


                         PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      APPLICA INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                               September 30,      December 31,
                                                                                   2001               2000
                                                                               -------------      ------------
                                                                                (Unaudited)
                                                                                           (In Thousands)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ............................................        $   8,499         $  16,857
   Accounts and other receivables, less allowances of $9,050 in 2001 and
     $8,049 in 2000 .....................................................          193,594           186,198
   Receivables from affiliates ..........................................            3,600             3,281
   Inventories ..........................................................          141,973           160,820
   Prepaid expenses and other ...........................................           21,215            17,277
   Refundable income taxes ..............................................            4,836             1,207
   Future income tax benefits ...........................................           19,284            14,655
                                                                                 ---------         ---------
         Total current assets ...........................................          393,001           400,295
INVESTMENT IN JOINT VENTURE .............................................            1,395             1,525
PROPERTY, PLANT AND EQUIPMENT - at cost, less accumulated depreciation of
   $96,526 in 2001 and $82,770 in 2000 ..................................           83,027            78,200
FUTURE INCOME TAX BENEFITS, NON-CURRENT .................................            5,896             3,705
OTHER ASSETS ............................................................          210,590           224,210
                                                                                 ---------         ---------
     TOTAL ASSETS .......................................................        $ 693,909         $ 707,935
                                                                                 =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Notes and acceptances payable ........................................        $      --         $  13,494
   Current maturities of long-term debt .................................           21,048            18,842
   Accounts payable .....................................................           54,972            43,361
   Accrued expenses .....................................................           45,777            47,103
   Deferred income, current portion .....................................              461               514
                                                                                 ---------         ---------
        Total current liabilities .......................................          122,258           123,314
LONG-TERM DEBT ..........................................................          247,617           260,147
FUTURE INCOME TAX LIABILITIES ...........................................            2,483                --
OTHER LONG-TERM LIABILITIES .............................................               75                --
SHAREHOLDERS' EQUITY:
   Common stock - authorized: 75,000 shares of $.10 par value; issued and
     outstanding: 23,236 shares in 2001 and 23,080 shares in 2000 .......            2,324             2,308
   Paid-in capital ......................................................          153,432           152,591
   Retained earnings ....................................................          173,121           173,466
   Notes receivable - officers ..........................................           (1,496)           (1,496)
   Accumulated other comprehensive earnings (loss) ......................           (5,905)           (2,395)
                                                                                 ---------         ---------
       Total shareholders' equity .......................................          321,476           324,474
                                                                                 ---------         ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................        $ 693,909         $ 707,935
                                                                                 =========         =========


        The accompanying notes are an integral part of these statements.

                      APPLICA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                      Three Months Ended September 30,
                                                          ---------------------------------------------------------
                                                                 2001                              2000
                                                          -----------------------          ------------------------
                                                                  (In thousands, except per share data)
Sales and other revenues .....................            $203,201          100.0%         $199,397           100.0%
Cost of goods sold..........................               141,145           69.5           132,649            66.5
                                                          --------          -----          --------           -----
         Gross profit.......................                62,056           30.5            66,748            33.5

Selling, general and administrative
   expenses.................................                45,699           22.4            48,071            24.1
                                                          --------          -----          --------           -----
         Operating profit...................                16,357            8.1            18,677             9.4

Other expense (income):
   Interest expense.........................                 5,429            2.7             8,160             4.1
   Interest and other income................                  (608)          (0.3)             (708)           (0.4)
                                                          --------          -----          --------           -----
                                                             4,821            2.4             7,452             3.7
                                                          --------          -----          --------           -----

   Earnings before equity in net loss of
     joint venture and income taxes.........                11,536            5.7            11,225             5.7
   Equity in net loss of joint venture......                    --            --               (128)           (0.1)
                                                          --------          -----          --------           -----

         Earnings before income taxes ......                11,536            5.7            11,097             5.6

Income tax expense..........................                 2,999            1.5             2,798             1.4
                                                          --------          -----          --------           -----
         Net earnings.......................                $8,537            4.2%         $  8,299             4.2%
                                                          ========          =====          ========           =====


Per share data:
   Earnings per common share - basic........              $   0.37                         $   0.36
                                                          ========                         ========
   Earnings per common share - diluted......              $   0.35                         $   0.35
                                                          ========                         ========






        The accompanying notes are an integral part of these statements.

                      APPLICA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Nine Months Ended September 30,
                                                          ---------------------------------------------------------
                                                                 2001                              2000
                                                          ----------------------           ------------------------
                                                                  (In thousands, except per share data)
Sales and other revenues .....................            $516,685         100.0%          $517,499           100.0%
Cost of goods sold..........................               366,539          70.9            354,156            68.4
                                                          --------         -----           --------           -----
         Gross profit.......................               150,146          29.1            163,343            31.6

Selling, general and administrative
   expenses.................................               134,384          26.0            135,936            26.3
                                                          --------         -----           --------           -----
         Operating profit...................                15,762           3.1             27,407             5.3

Other expense (income):
   Interest expense.........................                17,801           3.5             22,225             4.3
   Interest and other income................                (1,579)         (0.3)            (1,673)           (0.3)
                                                          --------         -----           --------           -----
                                                            16,222           3.2             20,552             4.0
                                                          --------         -----           --------           -----

   Earnings (loss) before equity in net                       (460)         (0.1)             6,855             1.3
     loss of joint venture and income taxes.
   Equity in net loss of joint venture......                    --            --               (128)             --
                                                          --------         -----           --------           -----

         Earnings (loss) before income
           taxes ...........................                  (460)         (0.1)             6,727             1.3

Income tax expense (benefit) ...............                  (115)           --              1,701             0.3
                                                          --------         -----           --------           -----
         Net earnings (loss)................              $   (345)        (0.1)%          $  5,026             1.0%
                                                          ========         =====           ========           =====


Per share data:
   Earnings (loss) per common share - basic.              $  (0.02)                        $   0.22
                                                          ========                         ========

   Earnings (loss) per common share -
     diluted................................              $  (0.02)                        $   0.21
                                                          ========                         ========





        The accompanying notes are an integral part of these statements.

                      APPLICA INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         ---------------------------
                                                                           2001               2000
                                                                         --------           --------
                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) ........................................          $   (345)          $  5,026
   Reconciliation to net cash provided by (used in) operating activities:
      Depreciation of property, plant and equipment ...........            14,575             14,234
      Amortization of intangible assets .......................            14,142             14,465
      Net change in allowance for losses on accounts receivable             1,001                565
      Equity in net earnings of joint venture .................                --                434
      Consulting expense on non-employee stock options ........                25                 --
      Net change in deferred income ...........................               (53)              (529)
      Changes in assets and liabilities:
         Accounts and other receivables .......................            (8,397)           (22,489)
         Inventories ..........................................            18,847            (61,107)
         Prepaid expenses and other ...........................            (3,938)             3,692
         Other assets .........................................            (3,957)            (2,320)
         Accounts payable and accrued expenses ................            10,285             (1,043)
         Current and deferred income taxes ....................            (7,966)            (9,521)
         Other liabilities ....................................                --            (10,573)
         Other receivables ....................................                --             12,962
         Other accounts .......................................                --               (521)
                                                                         --------           --------
           Net cash provided by (used in) operating activities           $ 34,219           $(56,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment .................           (19,402)           (19,441)
   Distributions from joint venture ...........................               130                 --
   Receivables from affiliates ................................              (319)               696
                                                                         --------           --------
           Net cash used in investing activities ..............           (19,591)           (18,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Notes and acceptances ......................................           (13,494)              (898)
   Long-term debt - net .......................................           (10,324)            70,220
   Proceeds from employee stock benefit plans .................               832              2,164
                                                                         --------           --------
           Net cash (used in) provided by financing activities            (22,986)            71,486

DECREASE IN CASH AND CASH EQUIVALENTS .........................            (8,358)            (3,984)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............            16,857             13,768
                                                                         --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................          $  8,499              9,784
                                                                         ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE NINE-MONTH PERIODS ENDED SEPTEMBER 30:
   Interest ...................................................          $ 19,566           $ 23,332
   Income taxes ...............................................          $  7,026           $  8,758



        The accompanying notes are an integral part of these statements.

                      APPLICA INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF ACCOUNTING POLICIES

INTERIM REPORTING

         The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries ("Applica"). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes thereto included in Applica's Annual Report on Form 10-K for the year ended December 31, 2000.

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

DERIVATIVE FINANCIAL INSTRUMENTS

         Applica uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw material and other operating purchases. The terms of the foreign currency instruments used are generally consistent with the timing of the committed or anticipated transactions being hedged. Applica does not use derivative financial instruments for trading or speculative purposes. Outstanding at September 30, 2001 were $67.7 million notional value of contracts to purchase and/or sell foreign currency forward with a fair market value of approximately $400,000. The market value represents the amount Applica would receive upon exiting the contracts at September 30, 2001 and was determined based on quotes obtained from Applica's financial institutions. This amount is included in prepaid expenses and other as of September 30, 2001. All contracts expire on or before September 30, 2002.

         Applica uses interest rate derivatives to reduce the impact of changes in interest rates on its floating rate debt and to maintain its desired fixed/floating ratio. The notional amounts of the agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the agreements is recognized as an adjustment of interest expense. Applica does not use derivative financial instruments for trading or speculative purposes. Outstanding as of September 30, 2001 were derivatives on $200.0 million notional principal amount with a negative fair market value of approximately $100,000. The market value represents the amount Applica would have to pay to exit the contracts at September 30, 2001 and was determined based on quotes obtained from Applica's financial institutions. This amount is included in other long-term liabilities as of September 30, 2001. Applica does not intend to exit these contracts at this time. All contracts have terms between one and seven years, which reflect the tenor of the underlying obligation.

         One of Applica's interest rate derivatives qualifies as a fair value hedge. Accordingly, Applica increased the value of its debt by approximately $1.9 million at September 30, 2001, as required by SFAS 133.

         At September 30, 2001, Applica had no significant commodity future contracts.

                      APPLICA INCORPORATED AND SUBSIDIARIES

2.       SHAREHOLDERS' EQUITY

EARNINGS PER SHARE

         Basic shares for the three-month period ended September 30, 2001 and 2000 were 23,218,715 and 23,035,355, respectively. Basic shares for the nine-month period ended September 30, 2001 and 2000 were 23,168,672 and 22,917,044, respectively. Included in diluted shares are common stock equivalents relating to options of 917,048 and 539,762 for the three month periods ended September 30, 2001 and 2000, respectively and 971,795 for the nine month period ended September 30, 2000. All common stock equivalents have been excluded from the diluted per share calculations in the nine-month period ended September 30, 2001 as their inclusion would have been anti-dilutive.

         Stock options to purchase 1,685,926 shares of Applica's common stock at exercise prices ranging from $9.85 to $31.6875 were excluded from the diluted per share computation for the three month period ended September 30, 2001 as the exercise prices were greater than the average market price of Applica's common stock during such period.

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

                      APPLICA INCORPORATED AND SUBSIDIARIES

         Segment information for the three-month periods ended September 30, 2001 and 2000 was as follows:


                                                    Consumer         Consumer
                                                    Products         Products
                                                  North America    International    Manufacturing        Total
                                                  -------------    -------------    -------------       --------
                                                                         (In thousands)
  2001:
  Net sales...............................           $144,798         $26,497         $116,529          $287,824
  Intersegment net sales..................                 --              --           92,157            92,157
  Operating earnings .....................              1,950           1,436           12,787            16,173

  2000:
  Net sales...............................           $149,005         $24,852         $111,511          $285,368
  Intersegment net sales..................              1,620              --           95,695            97,315
  Operating earnings .....................              5,947             286           12,450            18,683


Reconciliation to consolidated amounts was as follows:


                                                                       2001            2000
                                                                     --------        --------
                                                                        (In thousands)
  REVENUES:
  Total revenues for reportable segments.................            $287,824        $285,368
  Other revenues.........................................               7,534          11,344
  Eliminations of intersegment revenues..................             (92,157)        (97,315)
                                                                     --------        --------
       Total consolidated revenues.......................            $203,201        $199,397
                                                                     ========        ========
  OPERATING EARNINGS:
       Total earnings for reportable segments............             $16,173         $18,683
       Other income (loss)...............................                 792             574
       Interest expense..................................              (5,429)         (8,160)
                                                                     --------        --------
              Earnings before income taxes...............            $ 11,536        $ 11,097
                                                                     ========        ========


         Segment information for the nine-month periods ended September 30, 2001 and 2000 was as follows:


                                                    Consumer         Consumer
                                                    Products         Products
                                                  North America    International    Manufacturing        Total
                                                  -------------    -------------    -------------       --------
                                                                         (In thousands)
  2001:
  Net sales...............................           $379,170         $75,545         $274,131          $728,846
  Intersegment net sales..................                 --              --          231,090           231,090
  Operating earnings (loss)...............             (9,760)          2,249           26,711            19,200

  2000:
  Net sales...............................           $378,764         $70,553         $307,975          $757,292
  Intersegment net sales..................              5,855              --          260,985           266,840
  Operating earnings (loss)...............             (4,780)           (405)          32,335            27,150


                      APPLICA INCORPORATED AND SUBSIDIARIES

Reconciliation to consolidated amounts was as follows:



                                                                       2001            2000
                                                                     --------        --------
                                                                        (In thousands)
  REVENUES:
  Total revenues for reportable segments.................            $728,846        $757,292
  Other revenues.........................................              18,929          27,047
  Eliminations of intersegment revenues..................            (231,090)       (266,840)
                                                                     --------        --------
       Total consolidated revenues.......................            $516,685        $517,499
                                                                     ========        ========
  OPERATING EARNINGS:
       Total earnings for reportable segments............             $19,200         $27,150
       Other income (loss)...............................              (1,859)          1,802
       Interest expense..................................             (17,801)        (22,225)
                                                                     --------        --------
                Earnings (loss) before income taxes......            $   (460)       $  6,727
                                                                     ========        ========


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

                      APPLICA INCORPORATED AND SUBSIDIARIES




                                                                  Nine Months Ended September 30, 2001
                                              --------------------------------------------------------------------------------
                                                 Applica
                                              Incorporated      Guarantors     Non-Guarantors    Eliminations     Consolidated
                                              ------------      ----------     --------------    ------------     ------------
                                                                           (In thousands)
STATEMENT OF OPERATIONS:
Sales and other revenues ...............              --          378,754          369,021         (231,090)         516,685
Cost of goods sold .....................              --          271,549          326,080         (231,090)         366,539
                                                 -------          -------          -------         --------          -------
   Gross profit ........................              --          107,205           42,941               --          150,146
Operating expenses .....................          (1,142)         112,398           22,614              514          134,384
                                                 -------          -------          -------         --------          -------
   Operating profit (loss) .............           1,142           (5,193)          20,327             (514)          15,762
Other (income) expense, net ............          16,222               --               --               --           16,222
                                                 -------          -------          -------         --------          -------
   Earnings (loss) before income taxes .         (15,080)          (5,193)          20,327             (514)            (460)
Income taxes (benefit) .................         (12,488)              --           12,373               --             (115)
                                                 -------          -------          -------         --------          -------
   Net earnings (loss) .................          (2,592)          (5,193)           7,954             (514)            (345)
                                                 =======          =======          =======         ========          =======

BALANCE SHEET:
Cash ...................................              --            1,322            7,177               --            8,499
Accounts and other receivables .........              --          128,142           65,452               --          193,594
Receivables from affiliates ............         (51,742)          (8,081)          63,423               --            3,600
Inventories ............................              --           89,474           52,499               --          141,973
Other current assets ...................              --            7,958           19,048           18,329           45,335
                                                 -------          -------          -------         --------          -------
   Total current assets ................         (51,742)         218,815          207,599           18,329          393,001
Investment in joint venture ............         425,119          113,123           70,492         (607,339)           1,395
Property, plant and equipment, net .....              --           18,109           64,918               --           83,027
Other assets ...........................           2,207          240,721           23,065          (49,507)         216,486
                                                 -------          -------          -------         --------          -------
   Total assets ........................         375,584          590,768          366,074         (638,517)         693,909
                                                 =======          =======          =======         ========          =======
Accounts payable and accrued expenses ..               3           27,218           73,528               --          100,749
Current maturities of long-term debt ...          21,048               --               --               --           21,048
Deferred income ........................              --              461               --               --              461
Income taxes payable ...................              --            2,445            4,603           (7,048)              --
                                                 -------          -------          -------         --------          -------
   Total current liabilities ...........          21,051           30,124           78,131           (7,048)         122,258
Long-term debt .........................         244,422            6,477           23,425          (26,707)         247,617
Future income tax liabilities ..........              --           28,230            2,448          (28,195)           2,483
Other long-term liabilities ............              --               75               --               --               75
                                                 -------          -------          -------         --------          -------
   Total liabilities ...................         265,473           64,906          104,004          (61,950)         372,433
Shareholders' equity ...................         110,111          525,862          262,070         (576,567)         321,476
                                                 -------          -------          -------         --------          -------
Total liabilities and shareholders'
   equity ..............................         375,584          590,768          366,074         (638,517)         693,909
                                                 =======          =======          =======         ========          =======

CASH FLOW INFORMATION:
Net cash provided by (used in) operating
   activities ..........................          (4,797)         (10,422)          32,142           17,296           34,219
Net cash provided by (used in) investing
   activities ..........................          21,267            4,580          (40,412)          (5,026)         (19,591)
Net cash provided by (used in) financing
   activities ..........................         (16,478)           2,818            2,944          (12,270)         (22,986)
Cash at beginning ......................               8            4,346           12,503               --           16,857
Cash at end ............................              --            1,322            7,177               --            8,499


                      APPLICA INCORPORATED AND SUBSIDIARIES




                                                                  Nine Months Ended September 30, 2000
                                              --------------------------------------------------------------------------------
                                                 Applica
                                              Incorporated      Guarantors     Non-Guarantors    Eliminations     Consolidated
                                              ------------      ----------     --------------    ------------     ------------
                                                                           (In thousands)
STATEMENT OF OPERATIONS:
Sales and other revenues ...............              --          388,646          395,693         (266,840)         517,499
Cost of goods sold .....................              --          283,296          337,700         (266,840)         354,156
                                                 -------          -------          -------         --------          -------
   Gross profit ........................              --          105,350           57,993               --          163,343
Operating expenses .....................            (557)         111,543           24,680              270          135,936
                                                 -------          -------          -------         --------          -------
   Operating profit (loss) .............             557           (6,193)          33,313             (270)          27,407
Other (income) expense, net ............          20,026              615              (89)              --           20,552
                                                 -------          -------          -------         --------          -------
   Earnings (loss) before income taxes .         (19,469)          (6,808)          33,402             (270)           6,855
Income taxes (benefit) .................              --              159            7,036           (5,494)           1,701
Equity in net loss of joint venture ....             128               --               --               --              128
                                                 -------          -------          -------         --------          -------
   Net earnings (loss) .................         (19,597)          (6,967)          26,366            5,224            5,026
                                                 =======          =======          =======         ========          =======
BALANCE SHEET:
Cash ...................................              10           (2,107)          11,881               --            9,784
Accounts and other receivables .........              --          134,648           59,776               --          194,424
Receivables from affiliates ............          21,286          (83,046)          64,597               --            2,837
Inventories ............................              --          146,803           78,010               --          224,813
Other current assets ...................              --              893           11,719           11,536           24,148
                                                 -------          -------          -------         --------          -------
   Total current assets ................          21,296          197,191          225,983           11,536          456,006
Investments in joint venture ...........         425,900          113,122           70,503         (607,351)           2,174
Property, plant and equipment, net .....              --           17,800           63,390               --           81,190
Other assets ...........................              --          219,571           11,137            2,446          233,154
                                                 -------          -------          -------         --------          -------
   Total assets ........................         447,196          547,684          371,013         (593,369)         772,524
                                                 =======          =======          =======         ========          =======
Accounts payable and accrued expenses ..               3           27,957           66,100               --           94,060
Current maturities of long-term debt ...          18,342               --               --               --           18,342
Deferred income, current portion .......              --              292               --               --              292
Income taxes payable ...................              --              991            2,724           (2,987)             728
                                                 -------          -------          -------         --------          -------
   Total current liabilities ...........          18,345           29,240           68,824           (2,987)         113,422
Long-term debt .........................         299,154          (18,476)          18,799            9,559          309,036
Deferred income taxes ..................              --            5,514            2,843           (8,357)              --
                                                 -------          -------          -------         --------          -------
   Total liabilities ...................         317,499           16,278           90,466           (1,785)         422,458
Shareholders' equity ...................         129,697          531,406          280,547         (591,584)         350,066
                                                 -------          -------          -------         --------          -------
Total liabilities and shareholders'
   equity ..............................         447,196          547,684          371,013         (593,369)         772,524
                                                 =======          =======          =======         ========          =======

CASH FLOW INFORMATION:
Net cash provided by (used in) operating
   activities ..........................         (19,595)         168,297           26,254         (231,681)         (56,725)
Net cash provided by (used in) investing
   activities ..........................         (42,710)          70,783          (41,016)          (5,802)         (18,745)
Net cash provided by (used in) financing
   activities ..........................          62,311         (245,126)          16,818          237,483           71,486
Cash at beginning ......................               4            3,939            9,825               --           13,768
Cash at end ............................              10           (2,107)          11,881               --            9,784



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As used in this Quarterly Report on Form 10-Q, "we," "our," "us," the "Company" and "Applica" refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

         The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month and nine-month periods ended September 30, 2000 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica's Annual Report on Form 10-K for the year ended December 31, 2000.

FORWARD LOOKING STATEMENT DISCLOSURE

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as "anticipate," "projects," "management believes," "Applica believes," "intends," "expects," and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors. These factors include, but are not limited to:

         o Uncertainties regarding the impact of the recent terrorist activities and the public's confidence in general.

         o Our inability to renew the Black & Decker(R) Trademark License Agreement beyond December 2006.

         o        The infringement or loss of our proprietary rights.

         o Any significant decline in purchases by our larger customers or pressure from these customers to reduce prices.

         o The bankruptcy or loss of any major retail customer or supplier.

         o        Weakness in the U.S. retail market and changes in product mix.

         o        The financial condition of the retail industry.

         o Fluctuations in cost and availability of raw materials and components.

         o Product recalls and product liability claims against us or other regulatory actions.

         o        Changing conditions in foreign countries.

         o        Changes in trade relations with China.

         o        Currency fluctuations in our international operations.

         o Our ability to develop new and innovative products and customer acceptance of such products.

         o An extended interruption in the operation of our manufacturing facilities.

         o Production-related risks that could jeopardize our ability to realize anticipated sales and profits.

         o        Seasonality of our operating results.

         o Competition with other large companies that produce similar products.

         o Our advertising, marketing and promotional programs may not be as successful as we expect them to be.

         o Our debt agreements contain covenants that restrict our ability to take certain actions.

         o The outcome of the class action lawsuit brought against us in connection with our acquisition of the Black & Decker Household Products Group.

         o        Government regulations.

         Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Applica may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements. Applica undertakes no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-Q.

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

         Due to the continuation of the economic slowdown, which was further compounded by the events of September 11th, Applica again lowered production at its Chinese and Mexican manufacturing facilities in the fourth quarter. The slowdown of production will result in unabsorbed overhead costs and an expected decrease in gross profit margins for the fourth quarter of 2001. Additionally, because management expects that the current weak retail environment will adversely effect consumer spending during the holiday season, we are considering other cost cutting measures which could result in charges of up to $15 million after-tax in the fourth quarter of 2001 and annual cost savings of $4 to $5 million. It is anticipated that approximately one-half of the charges would be non-cash.

                              RESULTS OF OPERATIONS

         The operating results of Applica expressed as a percentage of sales and other revenues are set forth below:


                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                        2001                2000
                                                                        -----               -----
  Sales and other revenues...........................................   100.0%              100.0%
  Cost of goods sold.................................................    70.9                68.4
                                                                        -----               -----
     Gross profit....................................................    29.1                31.6
  Selling, general and administrative expenses.......................    26.0                26.3
  Other expense - net................................................     3.2                 4.0
                                                                        -----               -----
     (Loss) earnings before income taxes.............................    (0.1)                1.3
  Income taxes (benefit).............................................      --                 0.3
                                                                        -----               -----
     Net (loss) earnings.............................................    (0.1)%               1.0%
                                                                        =====               =====


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         SALES AND OTHER REVENUES. Sales and other revenues for Applica increased by $3.8 million to $203.2 million, an increase of 1.9% over the third quarter of 2000. The change was primarily the result of an increase of $8.0 million in OEM sales, a $1.9 million increase in Littermaid sales, a $1.8 million increase in Black & Decker branded product sales and a $1.7 million increase in Windmere branded and other product sales. These increases were partially offset by a decrease of $8.0 million in sales of product categories that were exited in the fourth quarter of 2000 and a decrease of $1.7 million in sales of electronic products. Additionally, during October, shipments to one major retailer were significantly curtailed, which could adversely impact fourth quarter sales.

         North America sales decreased by $4.2 million, or 2.8%, to $144.8 million in the third quarter of 2001. The change is primarily attributable to a $8.0 million decrease in sales of product categories that were exited in the fourth quarter of 2000 and a $1.1 million decrease in sales of Windmere branded and other branded products. This decrease was partially offset by a $3.0 million increase in sales of Black & Decker branded products and a $1.9 million increase in sales of Littermaid products.

         Sales for the international segment increased by $1.6 million, or 6.6%, to $26.5 million, from the 2000 period. The change primarily resulted from a $2.8 million increase in Windmere branded and other product sales, offset by a decrease of $1.2 million in sales of Black & Decker products.

         Sales at Applica's manufacturing subsidiaries increased by $5.0 million, or 4.5%, to $116.5 million from the third quarter of 2000. The increase in manufacturing sales was primarily the result of an increase in OEM sales of $8.0 million, or 50.7%, to $23.8 million. The increase in OEM sales was the result of sales to new customers.

         GROSS PROFIT MARGIN. Applica's gross profit margin was 30.5% in the third quarter of 2001 as compared to 33.5% for the same period in 2000. The decrease in the gross profit margin was primarily the result of an increase in OEM sales, which are generally at lower margins, and a significantly less favorable product mix. Generally, consumers purchased fewer higher-priced, higher-margin products and more lower-priced, lower-margin products in the third quarter. Due to the continuation of the economic slowdown, which was further compounded by the events of September 11th, Applica again lowered production at its Chinese and Mexican manufacturing facilities in the fourth quarter. The slowdown of production will result in unabsorbed overhead costs and an expected decrease in gross profit margins for the fourth quarter of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for Applica decreased by $2.4 million in the third quarter of 2001, or 4.9%, to $45.7 million. Such expenses decreased as a percentage of sales to 22.4% from 24.1% in the 2000 period. In the third quarter 2001, distribution and freight costs decreased by $3.2 million as the result of lower inventories, better space management and lower North American sales due to exited businesses.

         See "New Accounting Pronouncement" below for information regarding a change in the accounting for goodwill.

         INTEREST EXPENSE. Interest expense decreased by $2.7 million, or 33.5%, to $5.4 million for the three months ended September 30, 2001, as compared to $8.2 million for the 2000 period. Such decrease was the result of the reduction of debt by $58.7 million to $268.7 million, as compared to $327.4 million as of September 30, 2000, and lower interest rates.

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

         In the third quarter of 2001, Applica used an effective tax rate of 26%, as compared to 25% for the third quarter of 2000.

         EARNINGS PER SHARE. Basic shares for the three month periods ended September 30, 2001 and 2000 were 23,218,715 and 23,035,355, respectively.
Included in diluted shares are common stock equivalents relating to options of 971,048 and 539,762 for the three month periods ended September 30, 2001 and 2000, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         SALES AND OTHER REVENUES. Sales and other revenues for Applica decreased slightly to $516.7 million from $517.5 million in the 2000 period. The change was primarily the result of a decrease of $35.1 million in sales of product categories that were exited in the fourth quarter of 2000, a decrease of $3.4 million in OEM sales and a decrease of $2.8 million in sales of electronic products. The decrease was primarily offset by a $22.6 million increase in sales of Black & Decker branded products, a $12.8 million increase in Windmere branded and other product sales, and a $5.0 million increase in sales of Littermaid pet products.

         North America sales increased slightly to $379.2 million in the first nine months of 2001 from $378.8 million. The change was primarily the result of a $26.6 million increase in sales of Black & Decker branded products, a $5.0 million increase in sales of Littermaid pet products and a $3.9 million increase in Windmere and other product sales. The increase was primarily offset by a decrease of $35.1 million in sales of product categories that were exited in the fourth quarter of 2000.

         Sales for the international segment increased by $5.0 million, or 7.1%, to $75.5 million from the 2000 period. The change resulted from a $8.9 million increase in Windmere branded and other products partially offset by a $3.9 million decrease in sales of Black & Decker branded products.

         Sales at Applica's manufacturing subsidiaries decreased by $33.8 million, or 11.0%, to $274.1 million from the first nine months of 2000. The decrease in manufacturing sales was primarily the result of the production slow down at the Mexico and China factories and decreases in OEM sales of $3.4 million, or 7.2%, in the 2001 period to $43.6 million. The decrease in OEM sales was primarily the result of the loss of one customer. However, management believes that sales to new customers will result in an increase in OEM sales for the year.

         GROSS PROFIT MARGIN. Applica's gross profit margin was 29.1% in the first nine months of 2001 as compared to 31.6% in 2000. The decrease in the gross profit margin was primarily the result of lower production at Applica's manufacturing facilities, as Applica continued to reduce its inventory levels, along with higher raw material costs in the first quarter of 2001. Additionally, as a result of the slow economic environment, consumers purchased fewer higher-priced, higher-margin products and more lower-priced, lower-margin products during the nine-month period. Due to the economic slowdown, which was further compounded by the events of September 11th, Applica again lowered production at its Chinese and Mexican manufacturing facilities in the fourth quarter. The slowdown of production will result in unabsorbed overhead costs and an expected decrease in gross profit margins for the year ended December 31, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses for Applica decreased by $1.6 million, or 1.1%, in the first nine months of 2001 to $134.4 million. Such expenses decreased as a percentage of sales to 26.0% in 2001 from 26.3% in the 2000 period. In the first nine months of 2001, selling and other expenses decreased by $2.5 million as the result of the consolidation of our external and internal sales forces.

This was partially offset by an increase in promotional expenses of $0.8 million. Freight and distribution expenses remained relatively flat during the period.

         See "New Accounting Pronouncement" below for information regarding a change in the accounting for goodwill.

         INTEREST EXPENSE. Interest expense decreased by $4.4 million, or 19.9%, to $17.8 million for the nine months ended September 30, 2001, as compared to $22.2 million for the 2000 period. Such decrease was the result of the reduction of debt by $58.7 million to $268.7 million, as compared to $327.4 million as of September 30, 2000, and lower interest rates.

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

         In the first nine months of 2001, Applica used an effective tax rate of 26%, as compared to 25% for the first nine months of 2000.

         EARNINGS PER SHARE. Basic shares for the nine month periods ended September 30, 2001 and 2000 were 23,168,672 and 22,917,044, respectively.
Included in diluted shares are common stock equivalents relating to options of 971,795 for the nine-month period ended September 30, 2000. All common stock equivalents have been excluded from the diluted per share calculations in the first nine months of 2001 as Applica incurred a net loss in such period and inclusion would have been anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, Applica's working capital was $270.7 million, as compared to $342.6 million at September 30, 2000. At September 30, 2001 and 2000, Applica's current ratio was 3.2 to 1 and 4.0 to 1, respectively, and its quick ratio was 1.9 to 1 and 2.0 to 1, respectively. The change in the current ratio is primarily the result of the inventory reduction program.

         Cash balances decreased by $8.4 million to $8.5 million for the nine months ended September 30, 2001.

         The net cash provided by operating activities, which totaled $34.2 million for the period, reflects a significant reduction in inventories.

         Cash used in investing activities remained relatively flat at approximately $19.6 million for the nine-month periods in 2001 and 2000 and consisted primarily of capital expenditures at Applica's manufacturing facilities.

         Cash used in financing activities totaled approximately $23.0 million in the period, as compared to $71.5 million of cash provided by financing activities in the 2000 period, and primarily reflected the change in debt levels in 2001 and 2000 as Applica reduced its debt by approximately $58.7 million year-over-year.

         Certain of Applica's foreign subsidiaries have approximately $40.8 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries' tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. Outstanding borrowings by Applica's Hong Kong subsidiaries are in both U.S. and Hong Kong dollars.

         Applica's primary sources of liquidity are its cash flow from operations and borrowings under its Senior Secured Credit Facilities. The Senior Secured Credit Facilities, as amended, consist of a Senior Secured Revolving Credit Facility, a Tranche A Term Loan and a Tranche B Term Loan. The Senior Secured Revolving Credit Facility as amended, provides for borrowings by Applica of up to $160 million. As of November 1, 2001, Applica was borrowing approximately $99.5 million under the term loan portion of its Senior Secured Credit Facilities. As of November 1, 2001, Applica was borrowing approximately $28.3 million under the Senior Secured Revolving Credit Facility and had approximately $122.7 million available for future cash borrowings as determined by the borrowing base under the Senior Secured Credit Facilities. Advances under the Senior Secured Revolving Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories.

         At September 30, 2001, the interest rate applicable to the loans made under the revolving credit facility and the Tranche A Term Loan (other than Swing Line Loans) was 4.38% as compared to 8.3675% at September 30, 2000. The interest rate applicable to the Tranche B Term Loan was 5.38% as compared to 9.3675% for the 2000 period. Swing Line Loans bore interest at 6.75% at September 30, 2001 as compared to 10.25% at September 30, 2000.

         At September 30, 2001, debt as a percent of total capitalization was 45.5%, as compared to 48.3% at September 30, 2000.

         Applica's aggregate capital expenditures for the nine months ended September 30, 2001 were $19.4 million as compared to $19.4 million for the 2000 period. Such expenditures related to capital expenditures at Applica's manufacturing facilities. Applica anticipates that the total capital expenditures for 2001 will be approximately $25.0 million. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under the Senior Secured Revolving Credit Facility.

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

         Applica is also involved in certain ongoing litigation. See Part II. "Item 1 - Legal Proceedings."

NEW ACCOUNTING PRONOUNCEMENT

         In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". The new standards require that all business combinations initiated after September 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to an annual assessment for impairment by applying a fair value based test. Applica will continue to amortize goodwill existing at September 30, 2001 under its current method until January 1, 2002. Thereafter, annual goodwill amortization of $5.0 million will be discontinued, and amortization of a newly recognized intangible, if any, will commence on January 1, 2002. By June 30, 2002, Applica will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, Applica will record an impairment loss in the first half of 2002 as a cumulative effect of a change in accounting principle. Applica has not yet made an evaluation to comply with this standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Applica's major market risk exposure is to changing interest rates on debt obligations and fluctuations in the currency exchange rates. Applica's policy is to manage interest rate risk through the use of a combination of fixed and floating rate instruments, with respect to both its liquid assets and its debt instruments. The Senior Credit Facilities currently bear interest at LIBOR plus an applicable margin and thus are affected by changes in interest rates. For additional information, see Footnote 1, "Derivative Financial Instruments," of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q Report.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits:

10.1 Amendment No. 7 to Amended and Restated Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated August 24, 2001.

(b)         Reports on Form 8-K:

            None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       APPLICA INCORPORATED
                                       (Registrant)


November 6, 2001                       By: /s/ Harry D. Schulman
                                           -------------------------------------
                                           Harry D. Schulman
                                           President, Chief Operating Officer
                                           and Secretary



November 6, 2001                       By: /s/ Terry L. Polistina
                                           -------------------------------------
                                           Terry L. Polistina
                                           Senior Vice President and
                                           Chief Financial Officer