Form 10-K405
period 2001-12-31
APPLICA INC
filed 2002-03-11
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10177

APPLICA INCORPORATED

(Exact name of Registrant as specified in its charter)

Florida	59-1028301

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida (Address of principal executive offices)	33014 (Zip Code)

Registrant’s telephone number, including area code: (305) 362-2611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.10 par value Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     As of March 1, 2002, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $6.50) held by non-affiliates of the Registrant was approximately $127.1 million.*

     As of March 1, 2002, there were 23,342,903 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

*	Based on reported ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual shareholders.

     As used in this Annual Report on Form 10-K, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Applica believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including the specific factors set forth in “Risk Factors.” Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Applica may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Applica disclaims any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1.	Business

Overview

     Applica Incorporated is a Florida corporation that was incorporated in 1963. Applica is a manufacturer, marketer and distributor of a broad range of branded and private-label small electric consumer goods. In 1998, Applica acquired the Black & Decker Household Products Group and became a leading supplier of brand name small household appliances in the United States. We also manufacture and distribute professional personal care products, home environment products and pet care products, including the LitterMaid® self-cleaning cat litter box. We manufacture and market products under licensed brand names, such as Black & Decker®, our own brand names, such as Windmere®, and other private-label brand names. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

     Applica operates manufacturing facilities in China and Mexico. In 2001, approximately 80% of the products sold by Applica were manufactured in such facilities. In addition, we manufacture products for other consumer products companies, which we refer to as contract manufacturing.

     During the fourth quarter of 2001, Applica adopted one business segment for financial reporting purposes. Previously, Applica had reported three business segments. See Note K “Business Segment and Geographic Area Information” to the Consolidated Financial Statements hereto for information regarding business segment data.

Business Strategy

     We have combined top brand names and a reputation for quality and innovation with our efficient, low-cost manufacturing capabilities. We expect to continue to achieve growth and increased profitability by pursuing the following strategies:

     Increase market share through new product introductions and brand development. The Black & Decker® brand name is one of the most recognized consumer brands in the world. We intend to continue to increase our market share by offering new product categories and new product segments under the Black & Decker® brand name, as well as other brand names. Brand development efforts include integrated and consistent communication that covers packaging, point of purchase materials, product design and advertising.

     We are also expanding our international presence in the Latin American and Canadian marketplaces through continued expansion of new products into the dual brand strategy of Windmere® and Black & Decker®. The Windmere® line is intended to capture the opening price point market and the Black & Decker® line is intended to focus on the mid-price point market. Additionally, we are exploring alternatives to expand our brands and products outside the western hemisphere.

     Leverage manufacturing capabilities. Our primary goal is to reduce operating costs and increase productivity in our manufacturing facilities, while producing high quality products. We intend to continue to:

•	use our manufacturing capabilities in China to make components for our Mexican manufacturing facility and for third party manufacturers;

•	expand capabilities at our China facility by replicating the world class manufacturing techniques and processes used in our Mexican facility; and

•	offer increased contract manufacturing, particularly for companies outside of our core product categories.

     Expand alliance potentials. We plan to continue to pursue strategic alliances that complement and expand our existing product lines and businesses and that further differentiate our products, and to accelerate our growth. The alliances can include brand development, product development or distribution alliances. We also intend to further develop the strategic alliance we entered into last year to fully capitalize on its potential.

     Integrate facilities and functions. We will continue to integrate our facilities and functions allowing us to target overhead reductions in order to create a more competitive cost structure.

     Improve supply chain and customer service functions. We will continue to improve working capital management by reducing inventory days-on-hand. Additionally, Applica is committed to providing the highest levels of order fulfillment and customer support. We understand that good customer service is critical to our business strategy and plan to continue to improve customer service capabilities in 2002.

     Seek other growth opportunities. We are searching for growth opportunities within and beyond our existing business.

Products and Product Development

     Applica primarily manufactures and distributes four categories of products: small household appliances, personal care products, pet products and home environment products. The following table sets forth the approximate amounts and percentages of Applica’s net sales by product category during the periods shown:

	2001		2000		1999

	(Dollars in thousands)
	Net	% of	Net	% of	Net	% of
	Sales(1)	Total	Sales(1)	Total	Sales(1)	Total

Small Household Appliances(2)	$508,000	76%	$523,000	75%	$493,000	74%
Professional Personal Care	61,000	9	58,000	8	51,000	8
Home Environment	34,000	6	35,000	5	39,000	5
Pet	32,000	5	25,000	4	24,000	4
Other Products (2)	31,000	4	54,000	8	60,000	9

(1)	Net sales numbers do not include contract manufacturing sales. For information regarding such sales, see “Contract Manufacturing” below.

(2)	Includes certain kitchen and retail personal care sales that Applica transitioned out of in 2000 and 2001.

     The small household appliance group includes food preparation, cooking, beverage and garment care products and constitutes our largest product category. Applica provides customers in the small household appliances market with a broad product line at introductory and mid-tier price points. Our products in this category include toaster ovens, toasters, hand-held irons, blenders, can openers, coffee grinders, coffee makers, electric knives, skillets, griddles, waffle makers, deep fryers, bag sealers, food choppers, food processors, mixers, popcorn poppers, rice cookers and steamers, sandwich makers and other similar products. We also distribute vacuum cleaners under the Black & Decker® brand in Latin America.

     The professional personal care group focuses mainly on product lines marketed under the Belson® brand and other private label brands, and includes hair dryers, curling irons, curling brushes, hairsetters, combs and brushes, shears and mirrors. The professional products are sold primarily to beauty salons and beauty supply stores. Applica also currently sells a small number of professional personal care products to drug stores and mass merchandisers. In addition, we supply electric and non-electric amenities to the lodging industry under the Jerdon® brand. The products include wall-mounted hair dryers, lighted makeup and shaving mirrors, pulsating shower heads and other similar products.

     Applica also manufactures and markets the LitterMaid® self-cleaning cat litter box. Because of the success of the LitterMaid® self cleaning cat box, we have introduced other products under this brand, including accessories such as the LitterMaid® privacy tent and replacement waste receptacles. These products are sold to mass merchandisers in our primary distribution channels and directly to consumers via direct response vehicles.

     Applica has historically participated in the home environment category, which includes seasonal products such as fans and heaters, under the Windmere® brand name. This participation was targeted primarily at the opening price point segment of the marketplace. In June 2001, Applica entered the mid-price point segment of the market by launching a full array of ceramic heaters and heater fans under the Black & Decker® brand. In addition, in January 2002, we launched a line of fans under the Black & Decker® brand. We intend to expand the Black & Decker® brand into additional areas of the home environment category.

     We also source and distribute other products, including microwaves, telephones, telephone answering machines, video products, radios, tape decks and CD players under the White-Westinghouse® brand in the U.S. and Canada.

     Applica has instituted a well-defined product development and improvement process focused on the perceived needs and demands of consumers. The product development process continues to be refined to provide “speed-to-market” with solid design, quality and function characteristics. Applica launched over 90 new products in 2001 and 100 new products in 2000. New products are those that require a new mold, have a new feature or those that have not been in our product line previously. Adding new features or providing a “fresh” look to existing products either through design upgrades or creative packaging is a necessity for maintaining consumer preferences and protecting existing retail shelf space. Some of the new products launched in 2001 include the Gizmo™ can opener, the Chill Buster™ heater fan, the Heat Xtreme™ ceramic heater and the FryMate™ deep fryer. New products launched in 2000 include the Smart-Brew™ coffeemaker line, the ProBlend™ blender line, the PowerPro™ mixer line and the Quick ‘n Easy™ food processor line.

Brands

     As part of the acquisition of the Black & Decker Household Products Group, Applica licensed the Black & Decker® brand for use in marketing small household appliances in North America, Central America, South America (excluding Brazil) and the Caribbean. In addition, Applica acquired certain Black & Decker sub-brands, including Toast R Oven™, ProFinish™ and Quick n’ Easy™, and licensed Spacemaker™ for under the cabinet kitchen appliances.

     The major portion of Applica’s revenue is generated through the sale of kitchen appliances, with the Black & Decker® brand representing approximately 63% of Applica’s total revenue in 2001, as compared to 60% in 2000. The Black & Decker® brand is firmly established as a market leader and has the number one United States dollar market share in the toaster oven and hand-held iron categories. In addition, the Black & Decker® brand had the leading dollar market shares with mass merchandisers in can openers, hand mixers, food steamers, electric knives, food choppers and citrus juicers. New products constituted 22.3% of our Black & Decker® sales in 2001 and 24.4% of the sales in 2000.

     Applica also participates in several small appliance categories such as cooking, food preparation, garment care and home environment under its Windmere® brand name, which are sold primarily in Latin America. We use this brand to exploit the high unit volume potential of the opening price point segments within these categories.

     Applica also manufactures and markets several products under the LitterMaid® brand. The flagship LitterMaid® branded product is the self-cleaning cat litter box. We have also introduced other products under this brand, including accessories. This product is sold through our primary distribution channels and directly to consumers via direct response vehicles such as infomercials.

     The professional personal care category is targeted specifically at the salon segment under the Belson® brand and other private label programs. In addition, Applica continues to focus on both appliances and personal care products that will be targeted to the hotel and hospitality industry through the continued distribution of the Jerdon® brand of products.

     In 1999, Applica acquired the right to market certain small electronic appliances under the White-Westinghouse® brand name. These products include telephones, telephone answering machines, microwaves, video cassette recorders, radios, tape decks and CD players. In June 2000, the Kmart Corporation exercised its option to terminate its long term supply contract with Applica for the sale of White-Westinghouse® consumer electronic products in the United States. The termination will be effective on June 30, 2002.

     Applica also has, and from time to time will enter into, licenses and other agreements that grant it the right to use other trademarks and trade names.

Strategic Alliances

     Applica continues to pursue strategic alliances to further differentiate our products and to accelerate our growth. Such alliances can include brand development, product development and/or distribution alliances. Our current alliance with The Black & Decker Corporation encompasses brand development. Applica has worked closely with The Black & Decker Corporation to ensure that the Black & Decker® brand representation is seamless to the consumer.

     In the fourth quarter of 2000, we entered into a joint product development relationship with a consumer products company to develop, manufacture, market and distribute new products into the mass market. We have entered into agreements related to two products and are in the process of reviewing other opportunities for joint product development with this company in household appliances categories. This relationship will be initially targeted to the Black & Decker® brand, but future expansion may assist in the development of new brands and wider categories for Applica. We anticipate that the first products developed pursuant to this alliance will be launched in the U.S. in the second half of 2003 and the second product will follow in 2004.

Raw Materials and Suppliers

     The raw materials used in the manufacture of our products are available from numerous suppliers in quantities sufficient to meet normal requirements. Applica’s primary raw materials include plastic resin, electrical components, corrugated cardboard for cartons, aluminum and copper. Factors that are largely beyond our control, such as movements in commodity prices for specific raw materials, may affect their cost. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum, which rose significantly in 2000, but remained relatively stable in 2001. Because the majority of our raw materials are commodity based, they are available from at least two or more independent suppliers. Applica is not dependent upon any single foreign source for such materials, although the cost from alternative sources may be higher. We do not maintain long-term purchase contracts with our suppliers.

     Applica purchases approximately 20% of its finished products from outside suppliers, with no significant concentration with any one supplier. We do not maintain long-term purchase contracts with these suppliers.

Intellectual Property

     Applica manufactures products with features for which we have filed or obtained licenses for trademarks, patents and design registrations in the United States and in several foreign countries. Our right to these patents and trademarks is a significant part of our business and our ability to create demand for our products is dependent to a large extent on our ability to capitalize on them. We also rely on unpatented proprietary manufacturing methodologies in our Mexican and Chinese manufacturing facilities.

     As part of our acquisition of the Black & Decker Household Products Group in June 1998, we licensed the Black & Decker brand® in North America, Central America, South America (excluding Brazil) and the Caribbean for specific household appliances. The license was on a royalty-free basis for core product categories through June 2003. In July 2001, Applica and The Black & Decker Corporation entered into an extension of the trademark license agreement through December 31, 2006. Under the agreement as extended, Applica agreed to pay certain fees and guaranteed minimum royalty payments to The Black & Decker Corporation of $1.2 million in 2001, $2.0 million in 2002, $5.0 million in 2003 and $12.5 million in each year thereafter through 2006. Renewals of the license agreement, if mutually agreed upon, are for five-year periods. If Black & Decker does not agree to renew the license agreement, Applica has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. Additionally, Black & Decker will be prohibited from competing in core product lines for a period of five years from the date of the termination of the license agreement.

     Upon request, Black & Decker may elect to extend the license to use the Black & Decker® brand to certain additional products. Such additional products are subject to royalty payments. In 2000, Black & Decker agreed to extend the license to several new product categories, including heaters, fans and deep fryers.

     Applica owns the Littermaid® trademark for self-cleaning litter boxes and has extended the trademark for accessories such as a litterbox privacy tent and waste receptacles for use with the Littermaid® litter box. Applica owns one patent and has exclusive licenses to three other patents covering the Littermaid® litter box. The patents have been issued in the United States and a number of foreign countries.

     Additional important brand names that we own include Windmere®, Jerdon® and Belson®. The Windmere® brand is targeted to electric kitchen appliances and to home environment products at the opening price point segment. Jerdon®, and its sub-brand First Class®, and Belson® are targeted to the professional personal care and hospitality markets. In addition, we acquired certain Black & Decker® sub-brands, including Toast R Oven™, ProFinish™ and Quick n’ Easy™ and licensed Spacemaker™ for under the cabinet kitchen appliances.

     Applica has also licensed the White-Westinghouse® trademark for small electronic appliances, including telephones, telephone answering machines, video cassette recorders, radios, tape decks and CD players. Such license is exclusive in the United States and Canada and requires the payment of minimum royalties. The license agreement also contains minimum sales requirements, which if not met, may result in the termination of the license. Applica has the right to renew the license agreement on an annual basis through 2012 and has currently renewed it through December 2002. In the fourth quarter of 2000, we recorded a write down of an intangible asset of $3.2 million associated with Kmart Corporation’s decision to terminate its long-term supply contract for White-Westinghouse® electronic products. This write down was included in charges in 2000 because it is our intention not to re-market these products to another company. In the fourth quarter of 2001, we recorded an additional $1.2 million write down of the intangible asset relating to the voluntary bankruptcy of Kmart.

Private Label Manufacturing

     Applica offers a number of products in the small appliance, personal care and home environment categories for private label branding by retailers. Private label brands are those brands that are specific to a certain retailer. In addition, Applica is working with key retailers to supply product development and manufacturing expertise to the development of lines such as the Michael Graves™ line at Target, for which we have developed 11 products since 1998.

Manufacturing

     Applica operates manufacturing facilities in the People’s Republic of China and Mexico. Applica Durable Manufacturing Limited is Applica’s wholly owned Hong Kong subsidiary, with manufacturing operations located in Bao An County, Guangdong Province of the People’s Republic of China, which is approximately 60 miles northwest of central Hong Kong. The Chinese facilities include six manufacturing plants located within a six square mile radius, constituting approximately two million square feet of production capability. These facilities operate as a vertically integrated manufacturing operation, with the capacity and expertise to handle most phases of product manufacturing, from design to component manufacturing through final assembly. The Chinese factories use computer-aided design and manufacturing software and state-of-the-art mold making machinery to shorten the time between product conception and final production. By manufacturing a majority of their own parts and testing at several points in the manufacturing process, our Chinese facilities are better able to ensure consistent quality. This commitment to quality by our Chinese manufacturing operations has earned it ISO 9001 certification. The factories in China are operated under contracts with the local government.

     Applica Manufacturing, S. de R.L. de C.V., is Applica’s wholly owned Mexican manufacturing subsidiary, located in Queretaro, Mexico, which is approximately 150 miles northwest of Mexico City. The factory constitutes approximately 290,000 square feet of floor space and manufactures Black & Decker® branded products for distribution to both North America and Latin America. Its capabilities include product design and tool fabrication. The Mexican facility is also certified under ISO 9000 standards. This location primarily manufactures irons, blenders, coffee makers and toaster ovens.

Contract Manufacturing

     Durable also serves as a contract manufacturer for a range of small appliances, including toasters, steam irons, toaster ovens, can openers, blenders, hand mixers, waffle irons, vacuum cleaners and electric toothbrushes, which it sells primarily to small appliance companies and distributors in the United States, Canada and Europe. Our Mexican manufacturing facility initiated a contract manufacturing program in 2001.

     The approximate amounts of Applica’s net contract manufacturing sales during 2001, 2000 and 1999 were $61.4 million, $53.3 million and $51.4 million, respectively.

Customers

     Applica markets it products primarily through mass merchandisers, but also distributes to home improvement retailers, warehouse clubs, drug and grocery stores, department stores, television shopping channels, pet supply retailers, beauty supply stores, catalogers, independent distributors and military post exchange outlets, as well as through e-commerce websites. In 2001, Applica’s top three customers were Wal-Mart, Target and Kmart. These customers accounted for approximately 38%, 36% and 34% of net sales in 2001, 2000 and 1999, respectively. Wal-Mart was our only customer that accounted for more than 10% of net sales in 2001.

     In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart has indicated that it intends to reorganize on a fast-track basis and has targeted emergence from Chapter 11 in 2003. In 2001, Applica had sales of $49.4 million to Kmart Corporation and, as of the date of the bankruptcy filing, Applica had outstanding receivables of approximately $5.0 million.

     Additionally, in January 2002, Service Merchandise Company, Inc. announced that it would cease continuing business operations and file a plan of liquidation by September 2002. Service Merchandise filed bankruptcy in March 1999 but was unable to complete its planned business reorganization. In 2001, Applica had sales of $10.8 million to Service Merchandise. As of the date of the announcement, the outstanding receivables to Service Merchandise were immaterial.

Sales, Marketing and Distribution

     Applica’s products are sold principally by an internal sales staff. Each sales manager has primary coverage responsibility for certain retail accounts. We also use independent sales representatives in Central America and the Caribbean. Our marketing department is responsible for product and category analysis, pricing strategy, promotions, key cooperative partnerships and overall category development. We use media advertising, cooperative advertising and collateral materials to promote our products and develop brand awareness.

     In the United States, Canada, Mexico and South America, we distribute our line of consumer products nationwide to retailers, including mass merchandisers, department stores, drug chains, catalog stores and discount and variety stores.

     We market our professional salon appliances and hair care accessories to beauticians, barbers and stylists primarily through distributors in the United States. In addition, our professional personal care lines are sold primarily through professional beauty and barber retail stores in the U.S.

Backlog

     Applica’s backlog consists of commitments to order and orders for our products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptances of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of December 31, 2001, Applica had a backlog of approximately $40.4 million compared to $52.8 million as of December 31, 2000. We do not believe that the amount of backlog orders is a significant factor in our business.

Seasonality

     Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third and fourth quarters of the fiscal year, primarily due to increased demand by customers in late summer for “back-to-school” sales and in the fall for holiday sales. The majority of our sales occur from July through November.

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

     Primary competitive brands in the household appliance market include Hamilton Beach/Procter Silex, Sunbeam, West Bend, Salton, Kitchen Aid, Cuisinart, Regal, Krups, Braun and Rival. Primary competitive brands in the professional personal care market include Conair, Helen of Troy and Remington and in the home environment market include Holmes, Patton, Pelonis, Honeywell, Duracraft, Bionaire and Lakewood.

Regulation

     As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products. We believe that we are in material compliance with all of the laws and regulations applicable to us.

     In the United States, Canada, Latin America and Europe, most federal, state, provincial and local authorities require safety regulation certification prior to marketing electrical appliances in those jurisdictions. Within the United States, Underwriters Laboratory, Inc. (“UL”) is the most widely recognized certification body for electrical appliances. UL is an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards. We endeavor to have our products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.

     Certain of the products sold by Applica in the United States are also subject to the Fair Packaging and Labeling Act. We believe that in addition to complying with the Fair Packaging and Labeling Act, we comply with the applicable rules and regulations of the Federal Trade Commission and other federal and state agencies with respect to the content of advertising and other trade practices.

Employees

     As of March 1, 2002, Applica had approximately 16,000 full-time employees, which included approximately 13,000 employed at Durable’s operations in Hong Kong and China, approximately 600 employed in North America and approximately 2,000 employed in Mexico and South America. From time to time, Applica also uses the services of seasonal employees.

     In connection with the acquisition of the Black & Decker Household Products Group, Applica Manufacturing, S. de R.L. de C.V., Applica’s Mexican manufacturing subsidiary, assumed the obligations of Black & Decker, S.A. de C.V. under a collective bargaining agreement with the Sindicato Unico de Trabajadores Black & Decker del Estado de Queretaro, C.T.M. (Single Workers Union of Black & Decker of the State of Queretaro,

C.T.M.) covering approximately 1,500 employees at our manufacturing plant in Queretaro, Mexico. The wage provisions of this collective bargaining agreement were renegotiated in February 2002. To date, the union has not engaged in strikes or work stoppages against Applica. We believe that our relationships with both union and non-union employees continue to be good.

     Applica intends to close its offices in Shelton, Connecticut and to consolidate critical functions at the Miami Lakes location by July 2002. Certain back-office and supply chain functions in Canada and Latin America will also be consolidated. This consolidation will result in the reduction of approximately 80 employees worldwide.

Legal Structure

     Applica’s manufacturing operations are provided by two wholly owned subsidiaries: Applica Durable Manufacturing Limited (formerly Durable Electrical Metal Factory Limited) in Hong Kong and Applica Manufacturing, S. de R.L. de C.V. (formerly known as Household Products Limited de Mexico, S. de R.L. de C.V.) in Mexico. The distribution, sales, and marketing operations are primarily handled though our U.S. operating subsidiary, Applica Consumer Products, Inc. Applica also has separate entities providing distribution, sales and marketing operations in Canada, Puerto Rico, Mexico, Chile, Argentina, Venezuela and Colombia.

Risk Factors

     The risks below are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

Uncertainties regarding the impact of the recent terrorist activities and the public’s confidence in general.

     The recent terrorist activities and the current war on terrorism have had an adverse effect on consumer confidence and spending patterns in the United States, which in turn had a significant impact on our performance. Unforeseen inventory adjustments or changes in purchasing patterns by consumers and major customers and the resultant impact on manufacturing volumes resulting from further terrorist attacks would have a material negative effect.

The Failure Of Our Growth Strategy Could Have A Material Adverse Effect on Our Business

     As part of our growth strategy, we plan to:

•	increase our market share through new product introductions and brand development;

•	leverage our manufacturing capabilities;

•	expand our alliances;

•	integrate our facilities and functions;

•	improve our supply chain and customer service functions; and

•	seek other growth opportunities.

We cannot assure you that our strategic objectives will be realized or, if realized, will result in increased revenue, profitability or market presence. Executing our strategy may also place a strain on our production, information systems and other resources. To manage growth effectively, we must maintain a high level of manufacturing quality and efficiency, continue to enhance our operational, financial and management systems, including our database management, inventory control and distribution systems, and expand, train and manage our employee base. We cannot assure you that we will be able to effectively manage our expansion in any one or more of these areas.

If We Are Unable to Renew the Black & Decker® Trademark License Agreement, Our Business Could Be Adversely Affected

     As part of the acquisition of the Black & Decker Household Products Group, we licensed the Black & Decker® brand for use in marketing small household appliances in North America, Central America, South America (excluding Brazil) and the Caribbean. In July 2001, Applica and The Black & Decker Corporation entered into an extension of the trademark license agreement through December 31, 2006. Renewals, if mutually agreed upon, are for five-year periods and will require the payment of minimum royalties, which royalty rates have previously been negotiated. The major portion of our revenue is generated through the sale of Black & Decker® branded products, which represented approximately 63% of our total revenue in 2001 and 60% in 2000.

The Infringement or Loss of Our Proprietary Rights Could Have An Adverse Effect On Our Business

     We believe that our rights in owned and licensed names are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks. There can be no assurance as to the breadth or degree of protection that these trademarks may afford us, or that we will be able to successfully exploit our trademarks in the future. The costs associated with protecting our intellectual property rights, including litigation costs, may be material. We also cannot be sure that we will be able to successfully assert our intellectual property rights or that these rights will not be invalidated, circumvented or challenged. Any inability to do so, particularly with respect to names in which we have made significant capital investments, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on us. In addition, because our business strategy is heavily dependent upon the use of brand names, adverse publicity with respect to products that are not sold by us, but bear the same brand names, could have a material adverse effect on us.

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

We Depend On Purchases From Several Large Customers and Any Significant Decline In These Purchases or Pressure From These Customers to Reduce Prices Could Have A Negative Effect On Our Business

     Due to the consolidation of the retail industry, our customer base has become relatively concentrated. Wal-Mart Stores, Inc., our largest single customer, accounted for approximately 24.3% of our 2001 net sales and approximately 21.4% of our 2000 net sales. Our top three customers accounted for approximately 38%, 36% and 34% of net sales in 2001, 2000 and 1999, respectively. Although we have long-established relationships with many of our customers, we do not have any long-term supply contracts and purchases are generally made using individual purchase orders. As a result, we must receive a continuous flow of new orders from our large, high-volume retail customers. However, we cannot assure you that we can continually meet the needs of our customers. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on us.

Our Business is Very Sensitive to the Strength of the U.S. Retail Market and Weakness in This Market Could Adversely Effect Our Business

     The strength of the retail economy in the United States has a significant impact on our performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, warehouse clubs, department stores or any of our other customers could have a material adverse effect on us.

     In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories.

The Bankruptcy or Financial Difficulty of Any Major Retailer or Fluctuations in the Financial Condition of the Retail Industry Could Adversely Effect Our Business

     We sell our products to retailers, including mass merchandisers, department stores and wholesale clubs. The financial difficulties of retailers or the loss of, or a substantial decrease in, the volume of purchases by such retailers could have a material adverse effect on us. Additionally, a significant deterioration in the financial condition of the retail industry in general could have a material adverse effect on our sales and profitability.

     Recently, several larger retail chains have declared bankruptcy or liquidated, one of which was one of our significant customers. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on us.

Our Business Can Be Adversely Effected by Fluctuations in Cost and Availability of Raw Materials and Components

     Raw materials and components constitute a significant portion of our cost of goods. Factors that are largely beyond our control, such as movements in commodity prices for the specific materials we require, may affect the future cost of raw materials and components. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum, which rose significantly in 2000. In addition, any inability of our suppliers to timely deliver raw materials or components or any unanticipated changes in our suppliers could be disruptive and costly to us. Our ability to select reliable suppliers who provide timely deliveries of quality materials and components will impact our success in meeting customer demand. Any significant failure by us to obtain raw materials on a timely basis at an affordable cost or any significant delays or interruptions of supply, would have a material adverse effect on us.

Our Business Involves the Potential For Product Recalls and Product Liability Claims Against Us

     As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that could not be sold.

     We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Although we maintain product liability insurance in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance. As a result, we cannot assure you that product recalls or product liability claims will not have a material adverse effect on us.

     Finally, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In particular, product recalls or product liability claims challenging the safety of our products may result in a decline in sales for a particular product. This could be true even if the claims themselves are ultimately settled for immaterial amounts. We cannot assure you that this type of adverse publicity will not occur or that product liability claims will not be made in the future.

We Operate A Significant Portion Of Our Business Outside Of The United States Which Subjects Us To Additional Risks

     We manufacture a significant number of the products we sell in China and Mexico and obtain a significant proportion of the raw materials used in the manufacturing of our products outside the United States. We also have certain products manufactured by contract manufacturers outside of the United States. In addition, our strategy includes increasing sales to customers outside of the United States, including Latin America. International operations are subject to risks including, among others:

•	labor unrest;
•	political instability;
•	lack of developed infrastructure;
•	longer payment cycles and greater difficulty in collecting accounts;
•	restrictions on transfers of funds;
•	import and export duties and quotas;
•	domestic and international customs and tariffs;
•	U.S. taxes on repatriated earnings;
•	unexpected changes in regulatory environments;
•	difficulty in complying with a variety of foreign laws;
•	difficulty in obtaining distribution and support; and
•	potentially adverse tax consequences.

     Labor in China and Mexico has historically been readily available at relatively low cost as compared to labor costs applicable in other nations. Both countries have experienced social, political and economic change in recent years. We cannot assure you that labor will continue to be available to us in China or Mexico at costs consistent with historical levels. A substantial increase in labor costs could have a material adverse effect on us. We could also be adversely affected by the imposition of austerity measures intended to reduce inflation, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the foreign countries where we do business, particularly China, Hong Kong and Mexico. We cannot assure you that any of the foregoing factors will not have a material adverse effect on our ability to increase or maintain our international sales or importing activities, our financial condition or the results of our operations.

     Additionally, our six manufacturing facilities in China are operated under leases with the local government. If changing conditions in China result in the termination of one or more of the lease agreements by the local government, it could have a material adverse effect on our business.

Our Business Could Be Adversely Effected By Changes in Trade Relations With China

     China gained Permanent Normal Trade Relations (“PNTR”) with the United States when it acceded to the World Trade Organization, effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by us, which would adversely impact our sales.

Our Business Could Be Adversely Affected By Currency Fluctuations In Our International Operations

     While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars and Mexican pesos. In addition, while a small portion of our revenues are collected in foreign currencies, such as Canadian dollars, a significant portion of the related cost of goods sold are denominated in U.S. dollars. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the dollar foreign exchange rates will be stable in the future or that fluctuations in financial markets will not have a material adverse effect on us.

Our Business Could Be Adversely Effected By Retailer Inventory Management Or The Failure of Our Logistical Systems

     Changes in retailer inventory management strategies could make inventory management more difficult for us. Because of our significant reliance on our factory in China, our production lead times are relatively long. Therefore, we generally commit to production in advance of customer orders. If retailers significantly change their inventory management strategies or if they or we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of warehousing inventory. Any of these results could have a material adverse effect us.

     Additionally, our business operations are dependent on our logistical systems, which include our order management system and our computerized warehouse network. Any interruption in our logistical systems would impact our ability to procure our products from our factories and suppliers, transport them to our distribution facilities, store them and deliver them to our customers on time and in the correct amounts.

Our Future Success Requires Us To Develop New and Innovative Products On A Consistent Basis In Order To Increase Revenues And We May Not Be Able To Do So

     We believe that our future success will depend in part upon our ability to continue to make innovations in our existing products and to develop, manufacture and market new products. We cannot assure you that we will be successful in the introduction, marketing and manufacture of any new products or product innovations or that we will be able to develop and introduce in a timely manner innovations to our existing products that satisfy customer needs or achieve market acceptance.

We Rely Heavily On Our Manufacturing Facilities To Manufacture and Assemble Our Products. An Extended Interruption In The Operation Of Any Facility Could Have An Adverse Impact On Our Operating Results

     A substantial portion of our net sales are derived from products manufactured or assembled at our manufacturing facilities located in China and Mexico. These manufacturing facilities are subject to hazards that could result in material damage to any such facility. Any such damage to either facility, or prolonged interruption in the operations of either facility for repairs, labor disruption or other reasons, would have a material adverse effect on us.

We Are Subject To Several Production-Related Risks Which Could Jeopardize Our Ability To Realize Anticipated Sales And Profits

     To realize sales and operating profits at anticipated levels we must manufacture, source and deliver high quality products in a timely manner. Among others, the following factors can have a negative effect on our ability to do these things:

•	labor difficulties;
•	scheduling and transportation difficulties;
•	management dislocation;
•	substandard product quality, which can result in higher warranty, product liability and product recall costs;
•	delays in development of quality new products;
•	changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws and occupational health and safety laws; and
•	changes in the availability and costs of labor.

Our Operating Results Can Be Affected By Seasonality

     Our business is highly seasonal with operating results varying from quarter to quarter. We experience higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for our products in the late summer for “back-to-school” sales and in the fall for holiday sales. This seasonality has also resulted in additional interest expense to us during the third and fourth quarters of each fiscal year due to an increased need to borrow funds to maintain sufficient working capital to finance such increased demand.

We Compete With Other Large Companies That Produce Similar Products

     The markets for our products are highly competitive. We believe that competition is based upon several factors, including price, quality, access to retail shelf space, product features and enhancements, brand names, new product introductions, marketing support and distribution systems. We compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than we have. We also compete with importers and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales. In addition, our industry has experienced some consolidation of existing manufacturers, each generating annual sales which are significantly higher than our own. We cannot assure you that we will be able to compete successfully against current and future sources of competition or that the competitive pressures we face will not adversely affect our profitability.

Our Debt Agreements Contain Covenants That Restrict Our Ability To Take Certain Actions

     Our credit facility and the indenture for our 10% notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, and otherwise enter into certain transactions outside the ordinary course of business. The credit facility also requires us to maintain a minimum borrowing base availability and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. The breach of any of these covenants or restrictions would result in a default under the credit facility and the indenture, in which case the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing the debt or cease to provide additional revolving loans or letters of credit, which could have a material adverse effect on our business.

Our Business Can Be Adversely Affected by Newly Acquired Businesses or Product Lines

     Applica may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment by Applica. In case of an acquisition such commitments could be in the form of either cash or stock consideration. In the case of a new license such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that we will acquire businesses and develop products that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.

Government Regulations Could Adversely Impact Our Operations

     In the United States, Latin America, Canada and Europe, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. or other safety regulation certification prior to marketing electrical appliances in those jurisdictions. Most of our products have such certifications. However, there can be no assurance that our products will continue to meet such specifications. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of product containing certain materials deemed to be environmentally sensitive. A determination that we are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants.

Item 2.	Properties

     The following table sets forth the principal operating facilities of Applica:

Location	Description	Area (Sq. Feet)

Miami Lakes, Florida	Headquarters, general administration, sales office, engineering offices, warehouse and distribution	140,000 Owned 40,000 Leased

Shelton, Connecticut	Sales office and product development laboratories	100,000 Leased

Man Fung, China	Manufacturing and distribution	238,000 Leased

Sai Po Yuen, China	Manufacturing and distribution	202,000 Leased

Man Cheung Po, China	Manufacturing and distribution	935,000 Leased

Pok Kong, China	Manufacturing and distribution	430,000 Leased

Sun Kiu, China	Manufacturing and distribution	305,000 Leased

Gong He, China	Manufacturing, distribution and warehouse	58,000 Leased

Queretaro, Mexico	Manufacturing, distribution, warehouse and office	290,000 Owned

Little Rock, Arkansas	Warehouse and distribution	780,000 Leased

Toronto, Canada	Canada headquarters, sales office and distribution	110,000 Leased

Hong Kong, China	Durable headquarters and general administration	40,000 Leased

     Durable’s facilities in China are operated under contracts with the local government.

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

     Applica will be closing its Shelton, Connecticut office in the third quarter of 2002.

Item 3.	Legal Proceedings

     Shareholder Litigation. Applica is a defendant in Sherleigh Associates LLC and Sherleigh Associates Inc. Profit Sharing Plan, on their own behalf and on behalf of all others similarly situated v. Windmere-Durable Holdings, Inc., David M. Friedson and Nationsbanc Montgomery Securities LLC, 98-2273-CIV-LENARD which was filed in the United States District Court, Southern District of Florida on October 8, 1998.

     This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations filed in 1998. The complaint alleges violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by Applica of the Household Products Group of The Black & Decker Corporation. Among other things, the plaintiffs allege that Applica and certain of its directors and officers, along with its underwriters, NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys’ fees and costs. The court has provisionally certified the class of plaintiffs who purchased Applica stock between May 12, 1998 and September 22, 1998.

     In connection with the Household Products Group acquisition, Applica also received two derivative demands from certain shareholders alleging breach of fiduciary duties by certain of our officers and directors. On November 29, 2001, a derivative action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The Board of Directors appointed an independent committee of directors to review the derivative claims, which concluded that the allegations in the demand letters were without merit and that, therefore, the Board should not direct management to initiate litigation on Applica’s behalf or initiate such action itself.

     In January 2002, Applica reached an agreement in principle to settle the securities class action litigation and the related derivative claims for approximately $11.0 million in cash. Applica took a charge of approximately $1.0 million in the fourth quarter of 2001 for expenses related to the litigation. All other amounts related to the settlement of the litigation are expected to be covered under Applica’s insurance policies. Under the terms of the settlement, all claims against Applica and all other defendants will be dismissed without any admission of liability or wrongdoing. Settlement is subject to final documentation and court approval. Failure of the court to approve the settlement could result in significant changes in estimated exposures. Details regarding the shareholder litigation settlement will be communicated to potential class members prior to final court approval.

     Salton Litigation. Applica is also a defendant in Salton, Inc. v Windmere-Durable Holdings, Inc. and Windmere Corporation, which was filed in the United States District Court, Northern District of Illinois.

     In January 2001, Salton, Inc. filed suit against Applica alleging breach of a non-competition agreement. In connection with the sale to Salton of Applica’s 50% interest in Salton, Salton issued a $15 million promissory note to Applica as part of the purchase price. Applica also entered into an agreement with Salton whereby Salton agreed to pay Applica 50% of its profits on the sales to Kmart Corporation of White-Westinghouse® electric kitchen appliances. Salton is alleging that Applica has breached the non-compete provision of such agreement. Salton is further alleging that, as the result of Applica’s actions, Kmart has ceased buying White-Westinghouse® products from Salton to Salton’s detriment. Discovery proceeding have been initiated and are ongoing.

     Salton is requesting compensatory and punitive damages, attorney’s fees and costs, and cancellation of the $15 million note. Salton has also purportedly terminated its agreement with Applica for the payment of 50% of the profits from its sale of White-Westinghouse® products to Kmart. Applica recorded approximately $5.7 million and $2.6 million of income under this agreement in 2000 and 1999, respectively. No amounts were recorded in 2001. We believe that the amount of ultimate liability in this matter, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

     Toaster Recall. In February 2002, Applica Consumer Products, Inc., in cooperation with the U.S. Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® two-slice and four-slice toasters. The heating elements in these toasters can continue to operate after use, posing a potential fire hazard. Applica’s Canadian operating subsidiary, Applica Canada Corporation, is also recalling approximately 180,000 of these toasters in Canada. Management has charged operations with an estimated reserve of $13.4 million for these recalls and does not believe the ultimate liability will be materially different.

     Currently, no litigation has been filed in connection with property damage or bodily injury relating to the recalled toasters, however, several claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

Item 4.	Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Applica’s security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

     Applica’s common stock, $0.10 par value, is listed for trading on the New York Stock Exchange under the symbol “APN.” The following tables set forth, for the periods indicated, the range of high and low closing prices for the common stock as reported on the New York Stock Exchange:

	Closing Price

	High	Low

2000
First quarter	$19.38	$14.19
Second quarter	$16.38	$11.31
Third quarter	$11.63	$6.13
Fourth quarter	$5.69	$3.13
2001
First quarter	$7.65	$4.63
Second quarter	$9.59	$6.05
Third quarter	$11.30	$7.48
Fourth quarter	$9.45	$6.40

     At March 1, 2002, there were approximately 950 holders of record of our common stock. The number of holders of record of the common stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders.

     We are prohibited from declaring or paying cash dividends on our capital stock under the terms of our debt agreements. We did not pay any common stock dividends in 2001 or 2000, and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes.

Item 6.	Selected Financial Data

     The selected financial data presented below is derived from our audited financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes thereto.

	2001		2000		1999		1998		1997

	(Dollars in thousands, except per share data)
Statement of Operations:
Net sales and other revenues	$727,044		$748,751		$718,309		$474,356		$261,885
Equity in net earnings (loss) of joint ventures	$(128)		$(777)		$(12,894)		$1,621		$7,353
Earnings (loss) before income taxes	$(24,292)		$(22,758)		$21,020		$40,368		$20,758
Income tax expense (benefit)	$4,146		$(1,542)		$4,177		$11,616		$923
Effective tax rate	(17.1)%		6.8%		19.9%		28.7%		4.5%
Net earnings (loss)	$(28,438	)(1)	$(21,216	)(1)	$16,843	(1)	$28,752	(2)	$19,835
Balance Sheet:
Working capital	$228,124		$276,981		$263,315		$267,434		$106,078
Current ratio	3.0		3.3		3.1		3.0		2.4
Property, plant and equipment, net	$82,337		$78,200		$75,983		$76,077		$37,199
Total assets	$633,461		$707,935		$714,310		$742,737		$281,847
Long-term debt, deferred liabilities and minority interest and other long terms liabilities	$225,726		$260,147		$243,807		$287,306		$17,144
Shareholders’ equity	$293,939		$324,474		$343,397		$324,018		$190,821
Per Share Data:
Earnings (loss) per common share
- basic	($1.23	)(1)	($0.92	)(1)	$0.75	(1)	$1.43	(2)	$1.12
Earnings (loss) per common share
- diluted	($1.23	)(1)	($0.92	)(1)	$0.72	(1)	$1.33	(2)	$1.00
Cash dividends paid	—		—		—		—		$0.10
Book value at year end	$12.65		$14.06		$15.17		$14.67		$10.53
Return on average equity	(9.2)%		(6.4)%		5.1%		11.2%		11.1%

(1)	For information regarding charges incurred for the years 2001, 2000 and 1999, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Includes a one-time, primarily non-cash repositioning charge of $17.2 million, of which $7.7 million is included in cost of goods sold. Also includes an after tax gain on the sale of Applica’s equity interest in Salton, Inc. of $27.5 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Applica is a manufacturer, marketer and distributor of a broad range of branded and private-label small electric consumer goods. In 1998, Applica acquired the Black & Decker Household Products Group and became a leading supplier of brand name small household appliances in the United States. We also manufacture and distribute professional personal care products, home environment products and pet care products, including the LitterMaid® self-cleaning cat litter box. We manufacture and market products under licensed brand names, such as Black & Decker®, our own brand names, such as Windmere®, and other private-label brand names. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

     We operate manufacturing facilities in China and Mexico. In 2001, approximately 80% of the products sold by Applica were manufactured in such facilities. In addition, we manufacture products for other consumer products companies, which we refer to as contract manufacturing.

     During the fourth quarter of 2001, Applica began reporting its operations as one business segment. Previously, we had reported three business segments. The change to one business segment was made to conform to organizational changes we made in the management of our business to more effectively utilize and deploy our assets on a world-wide basis. Previously reported segment information for 2000 and 1999 has been restated to conform to year-end 2001 presentation.

Critical Accounting Policies

     Applica’s accounting policies are more fully described in Note A of Notes to Consolidated Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The most significant accounting estimates inherent in the preparation of Applica’s financial statements include estimates associated with management’s evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to warranty activity, litigation, product liability, product recall, taxation and repositioning. In addition, significant estimates form the bases for Applica’s reserves with respect to sales and pricing allowances, collectibility of accounts receivable, inventory valuations and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. Applica constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

     See “New Accounting Pronouncements” below for information regarding the effects of the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, which could be material.

Results of Operations

     The operating results of Applica expressed as a percentage of sales and other revenues are set forth in the table below:

	Year Ended December 31,

	2001	2000	1999

Net sales and other revenues	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods sold	71.0	68.6	67.4
Repositioning charges and other charges	1.8	4.0	—

Gross profit	27.2	27.4	32.6
Selling, general and administrative expenses:
Operating expenses	25.6	25.5	24.6
Repositioning charges and other charges	2.1	0.5	(0.2)

Operating profit	(0.5)	1.4	8.2
Other	(2.8)	(3.8)	(3.5)
Loss on asset held for sale	—	(0.5)	—

	(2.8)	(4.3)	(3.5)

Equity in net earnings (loss) of joint ventures	0.0	(0.1)	(1.8)

Earnings (loss) before taxes	(3.3)	(3.0)	2.9
Income tax expense (benefit)	0.6	(0.2)	0.6

Net earnings (loss)	(3.9)%	(2.8)%	2.3%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Sales and Other Revenues. Sales and other revenues for Applica decreased 2.9% to $727.0 million from $748.8 million for the year ended December 31, 2001. The change was primarily the result of a decrease of $40.1 million in sales of product categories that were exited in the fourth quarter of 2000, a decrease of $3.5 million in sales of electronic products and a $2.2 million decrease in Windmere® branded and other product sales. The decrease was primarily offset by a $8.5 million increase in sales of Black & Decker® branded products, an increase of $8.2 million in contract manufacturing sales and a $7.3 million increase in sales of Littermaid pet products. Sales to Wal-mart, our largest customer, accounted for 24.3% and 21.4% of total sales for the 2001 and 2000 periods, respectively.

     In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart Corporation is one of Applica’s top three customers. Kmart has indicated that it intends to reorganize on a fast-track basis and has targeted emergence from Chapter 11 in 2003. In 2001, Applica had sales of $49.4 million to Kmart Corporation and, as of the date of the bankruptcy filing, Applica had outstanding receivables of approximately $5.0 million. Additionally, in January 2002, Service Merchandise Company, Inc. announced that it would cease continuing business operations and file a plan of liquidation by September 2002. Service Merchandise filed bankruptcy in March 1999 but was unable to complete its planned business reorganization. In 2001, Applica had sales of $10.8 million to Service Merchandise. As of the date of the announcement, the outstanding receivables to Service Merchandise were immaterial.

     Cost of Sales – Repositioning and Other Charges. Applica Consumer Products, Inc., in cooperation with the U.S. Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® two-slice and four-slice toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, is also recalling approximately 180,000 of these toasters in Canada. In connection therewith, Applica took a charge of $13.4 million relating to the estimated expenses of such recalls.

     In the fourth quarter of 2000, Applica entered into a relationship with a consumer packaged goods company to develop, manufacture and distribute new products. In conjunction with the development relationship, Applica expanded its existing manufacturing capacity, exited various non-strategic product lines, including certain retail personal care items, and re-allocated company resources. These activities resulted in charges totaling $34.1 million in the fourth quarter of 2000. These charges were primarily non-cash. Charges associated with the write down of inventory and other equipment totaled $30.1 million and have been recorded as cost of sales.

     Gross Profit Margin. Applica’s gross profit margin was 27.2% in 2001 as compared to 27.4% in 2000. Excluding the $13.4 million in recall charges recorded as cost of sales in 2001 and $30.1 million portion of repositioning charges recorded as cost of sales in 2000, Applica’s gross profit margin was 29.0% in 2001 as compared to 31.4% in 2000. The decrease in the gross profit margin was primarily the result of lower production at Applica’s manufacturing facilities, as Applica continued to reduce its inventory levels, along with higher raw material costs in the first quarter of 2001. Additionally, as a result of the slow economic environment, consumers purchased fewer higher-priced, higher-margin products and more lower-priced, lower-margin products during the year.

     Selling, General and Administrative Expenses.

     Operating Expenses. Operating expenses before repositioning and other charges for Applica decreased by $4.5 million, or 2.4%, in 2001 to $186.4 million. Such expenses as a percentage of sales remained flat in 2001 and 2000. In 2001, freight and distribution expenses decreased by $3.2 million as the result of our supply chain initiatives, which were implemented in the fourth quarter of 2000. Additionally, selling and other expenses decreased by $1.8 million as the result of the consolidation of our external and internal sales forces.

     Repositioning and Other Charges. In the fourth quarter of 2001, Applica took charges relating to several events in the aggregate amount of $14.8 million. These charges included $6.8 million relating to Applica’s decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. In addition, $5.2 million of such charges related to Applica’s execution of a new four-year senior secured revolving credit facility and the write-off of fees and expenses associated with the terminated credit facility. Also included in the charge were $1.5 million relating to the devaluation of the Argentinean peso and $1.0 million related to the settlement of the shareholder class action litigation. In 2002, Applica expects to incur an additional $10.0 million in charges relating to its consolidation of facilities and functions.

     In addition to the $30.1 million charged to cost of sales in 2000, the fourth quarter repositioning charges included other primarily non-cash charges of $4.0 million, of which $3.2 million related to the write down of certain intangible assets associated with Kmart Corporation’s decision to terminate its long-term supply contract for White-Westinghouse® electronic products and Applica’s intention not to re-market these products to another company.

     Loss On Asset Held For Sale. In 2000, Applica determined to exit and sell substantially all of the assets of a non-strategic business and, as a result, recorded a loss of $3.6 million based on the expected realizable value of the asset. The business was sold in June 2001 and no additional gain or loss was recognized.

     Interest Expense. Interest expense decreased by $7.8 million, or 25.7%, to $22.5 million for 2001, as compared to $30.3 million for 2000. The decrease was the result of the reduction of debt levels throughout 2001 and lower interest rates.

     Taxes. Applica’s tax expense is based on an aggregation of the taxes on earnings of each of its foreign and domestic operations. In 2001 and 2000, it included additional U.S. taxes on repatriated foreign earnings in excess of the amounts that were otherwise taxable in the U.S. The earnings of subsidiaries in Canada, Mexico and Latin America (other than Chile) are generally taxed at rates comparable to or higher than 35%, the United States statutory rate. Income tax rates in Hong Kong and Chile range between 8% and 16%.

     In 2001, Applica had a tax expense of $4.1 million and an effective tax rate of 17.1%, compared to a tax benefit of $1.5 million and an effective tax rate of 6.8% in 2000. The tax expense resulted from taxes paid to foreign jurisdictions and additional U.S. taxes on repatriated foreign earnings in excess of the amounts otherwise taxable in the U.S. In 2001 and 2000, Applica repatriated $31.4 million and $16.3 million, respectively, from its foreign operations.

     In 2001, Applica decided that future earnings of certain of its foreign operations would not be reinvested but rather would be repatriated to the United States. In the foreseeable future, these earnings will be taxed based on

U.S. statutory rates. No provision has been made for U.S. taxes on the remaining undistributed earnings of the foreign operations of approximately $169.0 million at December 31, 2001 and $182.9 at December 31, 2000, as it is anticipated that such earnings would be reinvested in their respective operations or in other foreign operations.

     Per Share Data. All common stock equivalents have been excluded from the per share calculations in 2001 as Applica incurred a net loss in the period and such inclusion would have been anti-dilutive.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Sales and Other Revenues. Sales and other revenues increased by $30.4 million to $748.8 million in 2000, an increase of 4.2% over sales and other revenues for 1999. The change was primarily the result of a $32.9 million increase in sales of Black & Decker® branded products. Sales of other kitchen branded products (including private label products) increased by $7.8 million despite the elimination of the Fiesta®, Corning® and Campbells® brands. White-Westinghouse® related revenues increased by approximately $14.9 million in 2000, excluding $19.2 million of sales related to electronics inventory liquidated in conjunction with the purchase of the assets of Newtech Electronics Industries, Inc. in 1999. This increase was the result of sales of such products for a full year, as compared to six months in 1999 as a result of the June 1999 acquisition. Decreases in home environment and personal care product sales of $7.1 million and $2.2 million, respectively, also contributed to the net change. Sales to Wal-mart, our largest customer, accounted for 21.4% and 21.3% of total sales for the 2000 and 1999 periods, respectively.

     In June 2000, the Kmart Corporation exercised its option to terminate its long-term supply contract with Applica for the sale of consumer electronic products under the White-Westinghouse® brand in the United States. The termination will be effective on June 30, 2002. Sales and other revenues recorded from Kmart in connection with such contract for the years ended December 31, 2000 and 1999 were $13.1 million and $8.2 million, respectively. Under the terms of the agreement, Kmart’s minimum purchase requirements for the period July 1, 2001 through June 30, 2002 will be reduced to 25% of the original requirements for that period.

     Cost of Sales — Repositioning Charges. In the fourth quarter of 2000, Applica entered into a relationship with a consumer packaged goods company to develop, manufacture and distribute new products. In conjunction with the development relationship, Applica expanded its existing manufacturing capacity, exited various non-strategic product lines, including certain retail personal care items, and re-allocated company resources. These activities resulted in charges totaling $34.1 million in the fourth quarter of 2000. These charges were primarily non-cash. Charges associated with the write down of inventory and other equipment totaled $30.1 million and have been recorded as cost of sales.

     Gross Profit Margin. Applica’s gross profit margin was 27.4% in 2000 as compared to 32.6% in 1999. Excluding the $30.1 million portion of repositioning charges recorded as cost of goods sold in 2000, Applica’s gross profit margin was 31.4% in 2000. The decrease in the gross profit margin was the result of an increase in raw material costs, primarily oil-based plastic resins, and was partially offset by realized manufacturing cost synergies and productivity gains. Applica took steps to bring its inventory levels back in line by the end of the year 2000, including reducing production at its manufacturing facilities in China and Mexico in the fourth quarter. The reduction in overhead absorption resulting from the slowdown further contributed to the year’s decrease in gross profit margins.

     Selling, General and Administrative Expenses.

     Operating Expenses. Operating expenses increased by $13.9 million in 2000 and increased as a percentage of sales, to 25.5% from 24.6% in 1999. The dollar increase consisted primarily of increases in distribution, freight and distribution-related payroll costs. Additional warehousing and distribution expenses were incurred due to increased finished goods inventory levels and sales volume. Freight expenses increased reflecting the additional sales volume, increases in finished goods inventory and rate increases from the carriers, including fuel surcharges. Payroll expenses increased as a result of the increase in distribution personnel.

     Repositioning and Other Charges. In addition to amounts charged as cost of sales, the $34.1 million fourth quarter 2000 repositioning charges included other primarily non-cash charges of $4.0 million, of which $3.2 million related to the write down of certain intangible assets associated with Kmart Corporation’s decision to terminate its long-term supply contract for White-Westinghouse® electronic products and Applica’s intention not to re-market such products to another company.

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

     Interest Expense. Interest expense increased by $3.2 million to $30.3 million in 2000. The increase was a result of additional borrowings under Applica’s senior credit facility to meet working capital requirements, primarily associated with the increase in finished goods inventory, as well as rising interest rates.

     Taxes. Applica’s tax expense is based on an aggregation of the taxes on earnings of each of its foreign and domestic operations. In 2000, it included additional U.S. taxes on repatriated foreign earnings in excess of the amounts that were otherwise taxable in the U.S. The earnings of subsidiaries in Canada, Mexico and Latin America (other than Chile) are generally taxed at rates comparable to or higher than 34%, the United States statutory rate. Income tax rates in Hong Kong and Chile range between 8% and 16%.

     In 2000, Applica had a tax benefit of $1.5 million and a rate of 6.8%, as compared to a tax expense of $4.2 million and a tax rate of 19.9% in 1999. The difference was primarily the result of (a) $16.3 million of foreign earnings repatriated to the United States in 2000, where the income is taxed at higher statutory rates (and the applicable tax credit rates are below those rates), and (b) the establishment of $4.5 million of tax valuation allowances related to certain U.S. foreign tax credits, contributions and state net operating loss carryforwards, which expire in five years or less. The valuation allowances were established in 2000, as management believed that it was more likely than not that these benefits would not be realized before they expired.

     Per Share Data. All common stock equivalents have been excluded from the per share calculations in 2000 as Applica incurred a net loss in the period and such inclusion would have been anti-dilutive.

Liquidity and Capital Resources

     At December 31, 2001, Applica’s working capital was $228.1 million, as compared to $277.0 million at December 31, 2000. At December 31, 2001 and 2000, Applica’s current ratio was 3.0 to 1 and 3.3 to 1, respectively, and its quick ratio was 1.8 to 1 and 1.7 to 1. The decrease in the current ratio primarily reflected decreases in inventory.

     Cash balances decreased by $1.1 million to $15.7 million for the year ended December 31, 2001. Cash balances increased by $3.1 million to $16.9 million for the year ended December 31, 2000.

     The net cash provided by operating activities, which totaled $87.9 million in 2001, as compared to net cash used in operating activities, which totaled $9.5 million in 2000, primarily reflected decreases in finished goods inventories.

     Cash used in investing activities totaled approximately $23.2 million for the period, as compared to $23.0 million for 2000, and consisted primarily of equipment at Applica’s manufacturing facilities and tooling for new products.

     Cash used in financing activities totaled approximately $65.8 million in the period, as compared to $35.7 million provided by financing activities in 2001, reflecting a decrease in borrowings used to meet working capital requirements, primarily the reduction of finished goods inventories.

     Certain of Applica’s foreign subsidiaries have approximately $39.5 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. Outstanding borrowings by Applica’s Hong Kong subsidiaries are primarily in Hong Kong dollars.

     Applica’s primary sources of liquidity are its cash flow from operations and borrowings under its credit facility. On December 28, 2001, Applica replaced its revolving credit and term debt facilities with a new $205 million four-year asset-based senior secured revolving credit facility. As of March 1, 2002, Applica was borrowing approximately $70.0 million under the facility and had approximately $47.8 million available for future cash borrowings. Advances under the facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories. The credit facility includes a $10,000,000 sublimit for the issuance of letters of credit. All amounts outstanding under the credit facility are payable on December 28, 2005.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin which is determined by Applica’s leverage ratio and is currently set at 2.35% (4.22% at December 31, 2001); or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin, currently 0.35% (5.10% at December 31, 2001).

Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin, currently 0.35% (5.10% at December 31, 2001).

     In July 1998, Applica issued $130.0 million in Senior Subordinated Notes. The notes bear interest at a rate of 10%, payable semiannually and mature on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, on or after July 31, 2003 at various redemption prices. See Note F of the Consolidated Financial Statements for more detailed information regarding Applica’s borrowings.

     Applica’s aggregate capital expenditures for the year ended December 31, 2001 were $23.3 million, as compared to $23.6 million for 2000. Applica anticipates that the total capital expenditures for 2002 will be approximately $25.0 million, which includes the cost of equipment at our manufacturing facilities and tooling for new products. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facility.

     At December 31, 2001, debt as a percent of total capitalization was 43.4%, as compared to 47.4% at December 31, 2000.

     Applica’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under its credit facility and other facilities, will be adequate to meet Applica’s future liquidity needs for at least the next several years. There can be no assurance that Applica’s business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the credit facility in an amount sufficient to enable Applica to service its indebtedness, including the outstanding 10% notes, or to fund its other liquidity needs. In addition, there can be no assurance that Applica will be able to effect any needed refinancing on commercially reasonable terms or at all.

     For information regarding related party transactions, see Note M to the Consolidated Financial Statements. Management believes that its related party transactions are not material.

     Applica is also involved in certain ongoing litigation. See Item 3 — Legal Proceedings.

Currency Matters

     While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars and Mexican pesos. In addition, while a small portion of our revenues are collected in foreign currencies, such as Canadian dollars, a significant portion of the related cost of goods sold are denominated in U.S. dollars. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the dollar foreign exchange rates will be stable in the future or that fluctuations in financial markets will not have a material adverse effect on our business, financial condition and results of operations.

     From time to time, Applica uses forward exchange contracts to reduce fluctuations in foreign currency cash flows related to third party raw materials and other operating purchases, as well as trade receivables. The purpose of Applica’s foreign currency management activity is to reduce the risk that cash flows from foreign currency denominated transactions may be adversely affected by changes in exchange rates.

     Applica Durable Manufacturing Limited, Applica’s Hong Kong subsidiary with manufacturing operations in China, uses the Hong Kong dollar as its functional currency. The Hong Kong dollar has historically been “pegged” to a fixed exchange rate vis-a-vis the U.S. dollar. If the Hong Kong dollar were to be significantly devalued against the U.S. dollar and the exchange rate allowed to fluctuate, Applica could experience significant changes in its currency translation account which would impact its future comprehensive income.

     Applica Manufacturing, S. de R.L. de C.V., Applica’s Mexican manufacturing subsidiary, uses the U.S. dollar as its functional currency. The operating expenses are primarily peso-denominated and the revenues derived from products manufactured at such facilities are primarily dollar-denominated. As a result, Applica is subject to fluctuations in the value of the peso. If the peso were to be significantly devalued against the U.S. dollar, Applica could experience significant charges or credits to earnings.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be amortized, but will be subject to an annual assessment for impairment by applying a fair value based test. Applica will apply the provisions of SFAS No. 142 beginning on January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 will result in an increase in net earnings of $5.0 million per year. During 2002, Applica will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, Applica will record an impairment loss, if any, in the first quarter of 2002 as a cumulative effect of a change in accounting principle. Such impairment loss could be material.

     In November 2001, the Emerging Issues Task Force reached a consensus on EITF Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer including a Reseller of the Vendor's Products.” Also, in August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes that the impact of these pronouncements on Applica’s operations will not be material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

     Applica is exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies using a variety of financial instruments.

     Interest Rate Sensitivity. Our primary market risk exposure with respect to interest rates is changes in short and long-term interest rates in the United States. Certain of Applica’s debt arrangements represents floating rate debt and accordingly, we are subject to interest rate risk. Applica uses interest rate risk management contracts to reduce the impact of changes in interest rates on our floating rate debt. Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to Applica’s portfolio of borrowings. Applica maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

     The table below provides information regarding Applica’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments expected to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	At December 31, 2001

	Expected Maturity Date

						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value(5)

	(Dollars in thousands)
Liabilities:
Long-Term Debt:
Fixed Rate	—	—	—	—	—	$130,000	$130,000	$128,700
Average Interest Rate	—	—	—	—	—	10.0%
Variable Rate	$1,693	$1,662	$1,662	$90,709	—	—	$95,726	$95,726
Average Interest Rate	(1)	(1)	(1)	(2)	—	—
Interest Rate Contracts:
Interest Rate Swaps:
Pay Fixed (3):	—	$59,000	—	—	—	—	$59,000	$(1,937)
Average Pay Rate	5.0%	5.0%	—	—	—	—
Average Receive Rate	2.2%	4.3%	—	—	—	—
Pay Floating (4):	—	—	—	—	—	$80,000	$80,000	$31
Average Pay Rate	2.3%	4.7%	5.9%	6.3%	6.5%	6.6%
Average Receive Rate	5.8%	5.8%	5.8%	5.8%	5.8%	5.8%
Interest Rate Cap:
7% Cap	$60,000	—	—	—	—	—	$60,000	—
Maximum Pay Rate	7.0%	—	—	—	—	—

(1)	The variable rate foreign indebtedness is set depending upon the interest period elected by Applica of 1, 2 or 3 months at a rate equivalent to the LIBOR rate plus an applicable margin of 85 basis points.

(2)	The variable rate revolving credit facility is set depending upon the interest period elected by Applica of 1, 2, 3 or 6 months at a rate equivalent to the LIBOR rate plus an applicable margin of 235 basis points or at a rate equivalent to the prime rate of interest plus an applicable margin of 35 basis points.

(3)	At December 31, 2001, Applica had an interest rate swap contract to pay a fixed-rate of interest of 5.045% and receive a variable-rate of interest of one-month LIBOR that matures on July 31, 2003.

(4)	At December 31, 2001, Applica had an interest rate swap contract to pay a variable-rate of interest of six-month LIBOR and receive a fixed-rate of interest of 5.84% that matures on July 31, 2008.

(5)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

	At December 31, 2000

	Expected Maturity Date

						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value(5)

	(Dollars in thousands)
Liabilities:
Long-Term Debt:
Fixed Rate	—	—	—	—	—	$130,000	$130,000	$110,500
Average Interest Rate	—	—	—	—	—	10.0%
Variable Rate	$18,842	$22,842	$47,757	$59,548	—	—	$148,989	$148,989
Average Interest Rate	(1)	(1)	(1)	(1)	—	—
Interest Rate Contracts:
Interest Rate Swaps:
Pay Fixed (2):	—	$20,000	—	—	—	—	$20,000	$(371)
Average Pay Rate	7.1%	7.1%	—	—	—	—
Average Receive Rate	5.8%	5.6%	—	—	—	—
Pay Floating:	—	—	—	—	—	—	—	—
Average Pay Rate	—	—	—	—	—	—
Average Receive Rate	—	—	—	—	—	—
Interest Rate Cap:
7% Cap (2)	—	$60,000	—	—	—	—	$60,000	—
Maximum Pay Rate	7.0%	7.0%	—	—	—	—

(1)	The variable rate revolving credit facility, Senior Secured Tranche A and Senior Secured Tranche B was set depending upon the interest period selected by Applica of 1, 2, 3 or 6 months at a rate equivalent to the LIBOR rate plus an applicable margin of 175 basis points (Revolver, Tranche A) or 275 basis points (Tranche B) or at a rate equivalent to the prime rate of interest plus an applicable margin of 75 basis points (Revolver, Tranche A) or 175 basis points (Tranche B).

(2)	At December 31, 2000, Applica had an interest rate swap contract to pay a fixed-rate of interest of 7.075 and receive a variable-rate of interest of three-month LIBOR that matures on July 1, 2002.

(3)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

     Exchange Rate Sensitivity. Our primary market risk exposure with respect to exchange rates is to changes in U.S. dollar/peso, U.S. dollar/renminbi, U.S. dollar/Hong Kong dollar and U.S. dollar/Canadian dollar exchange rates. Certain forecasted transactions could expose Applica to foreign currency risk. We purchase currency options as cash flow hedges of foreign currency forecasted transactions related to the purchase of third party raw material and other operating purchases. Our objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility in order to allow management to focus on core business issues and challenges. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of our existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. Applica uses option strategies and forward contracts that provide for the sale of foreign currencies to hedge probable, but not firmly committed, expenditures. The principal currencies hedged are the Mexican peso, Chinese renminbi, Hong Kong dollar and Canadian dollar. By policy, Applica maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures for periods not to exceed eighteen months. The gains and losses on these contracts offset changes in the value of the related exposures.

     As discussed above, we are exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2001, Applica has hedged a portion of its 2002 estimated foreign currency transactions using forward exchange contracts and purchased options. We use a sensitivity model to determine a potential change in the fair value of its foreign exchange financial instruments. The sensitivity model estimates the change in fair value based upon a favorable and unfavorable movement of 10% in the respective spot rate as of December 31, 2001. The sensitivity model is a risk analysis tool and does not purport to represent actual losses or gains in fair value that will be incurred by Applica. It should also be noted that the change in value represents the estimated change in the fair market value of the derivative. Because the derivatives hedge an underlying exposure, there would be a comparable and opposite change in value of the underlying exposure. The estimated potential change in fair value, calculated using the sensitivity model, is as follows:

	At December 31, 2001

		Change in Fair Value Due To

	Notional Hedge	Favorable 10%	Unfavorable 10%
	Amount in US Dollars	Movement in Spot	Movement in Spot

	(Dollars in thousands)
Mexican Peso	$20,300	$2,700	$(1,700)
Canadian Dollar	41,600	3,500	(3,900)
Chinese Renminbi	14,200	1,100	(1,400)

Total Change in Fair Value		$7,300	$(7,000)

     It is our policy to enter into foreign currency and interest rate transactions and other financial instruments only to the extent considered necessary to meet our objectives as stated above. We do not enter into these transactions for speculative purposes. See Note N of the Consolidated Financial Statements for more information regarding Applica’s financial instruments.

Item 8.	Financial Statements and Supplementary Data

     See Schedules I and II hereto.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

     The executive officers of Applica are as follows:

NAME	AGE	OFFICE

David M. Friedson	46	Chairman of the Board and Chief Executive Officer

Harry D. Schulman	50	President, Chief Operating Officer and Secretary

Lai Kin	71	Director and Chairman of Applica Durable Manufacturing Limited

Albio Espinosa	46	Vice President — Worldwide Manufacturing, Applica Consumer Products, Inc.

Richard J. Gagliano	44	Senior Vice President – New Technology Business Development and Continuous Improvement, Applica Consumer Products, Inc.

Michael J. Michienzi	46	Senior Vice President – Global Business Development, of Applica Consumer Products, Inc.

Terry L. Polistina	38	Senior Vice President and Chief Financial Officer

Raymond So	52	Managing Director of Applica Durable Manufacturing Limited

     David M. Friedson has served as Chairman of the Board of Applica Incorporated since April 1996 and Chief Executive Officer since January 1987. From January 1985 to January 2001, Mr. Friedson served as President of Applica and from June 1976 to January 1985, Mr. Friedson held various other senior management positions.

     Harry D. Schulman has served as President of Applica Incorporated since January 2001 and Chief Operating Officer since November 1, 1998. Mr. Schulman has also served as Secretary since January 1999. From March 1990 to January 2001, Mr. Schulman served as Chief Financial Officer of Applica. From February 1998 until June 1998, he served as a Senior Vice President and from February 1993 until June 1998, Mr. Schulman served as Executive Vice President — Finance and Administration. Prior thereto, he held other senior finance positions with Applica.

     Lai Kin has been Chairman of Applica Durable Manufacturing Limited, Applica’s Chinese manufacturing subsidiary, since 1995. From 1973 to 1995, Mr. Lai was Managing Director of Durable. In addition, Mr. Lai has been Managing Director of Ourimbah Investment Ltd. since 1989. Ourimbah is a holding and investment company and owns approximately 8% of the outstanding common stock of Applica.

     Albio Espinosa is currently Vice President — Global Manufacturing of Applica Consumer Products, Inc. and served as the Managing Director of Applica Manufacturing, S. de R.L. de C.V., the Mexican manufacturing subsidiary, from 1994 to 2001. He joined Black & Decker in 1989 and served in several other capacities, including the Manufacturing Director and the Logistics and Purchasing Director.

     Richard J. Gagliano is currently Senior Vice President — New Technology Business Development and Continuous Improvement of Applica Consumer Products, Inc. and served as Senior Vice President, Manufacturing and Engineering from November 1998 to February. Prior to that time, he served as the Vice President, Operations, of the Household Products Group under The Black & Decker Corporation. He joined Black & Decker in 1994 and served in several senior management capacities for the Price Pfister division of The Black & Decker Corporation.

     Michael J. Michienzi is currently Senior Vice President – Global Business Development and served as President and General Manager, Sales and Marketing, of Applica Consumer Products, Inc. from May 1999 to February 2002. From January 1999 until December 1999, Mr. Michienzi also served as President of the Household

Products Group and from June 1998 until January 1999 he served as its Senior Vice President. From July 1994 to June 1998, Mr. Michienzi served as Vice President — Sales, Vice President — Sales and Supply Chain, and Vice President — Sales, Marketing and Supply Chain of the U.S. Household Products Group of Black & Decker (U.S.) Inc.

     Terry L. Polistina has served as Chief Financial Officer of Applica Incorporated since January 2001 and has served as a Senior Vice President since June 1998. Mr. Polistina served as Controller of Applica from December 1995 to June 1998 and prior thereto, he held other senior finance positions with Applica.

     Raymond So has served as Managing Director of Applica Durable Manufacturing Limited since February 1996. From February 1996 to June 1998, he served as a Senior Vice President of Applica. Prior thereto and beginning in 1986, Mr. So held various senior executive management positions with Durable.

     Information about the members of the Board of Directors of Applica is incorporated by reference to Applica’s Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions “Election of Directors”.

Item 11.	Executive Compensation

     Information about executive compensation is incorporated by reference to Applica’s Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Certain Transactions”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     Information about security ownership of certain beneficial owners and management is incorporated by reference to Applica’s Proxy Statement for its 2002 Annual Meeting of Shareholders under the caption “Security Ownership”.

Item 13.	Certain Relationships and Related Transactions

     Information about certain relationships and related transactions is incorporated by Reference to Applica’s Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Certain Transactions”.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements

     The following consolidated financial statements of Applica Incorporated and its subsidiaries are included in Schedules I and II attached hereto:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 2001 and 2000

     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2001

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

     Supplement Disclosures of Cash Flow Information

     Notes to Consolidated Financial Statements

(a)(2)	Financial Statements Schedules

     Schedule II — Valuation and Qualifying Accounts — Years ended December 31, 2001, 2000 and 1999

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

(a)(3)	Exhibits

Exhibit
Number	Description

3.1	Second Amended and Restated Articles of Incorporation filed with the Florida Secretary of State on May 10, 2000. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

3.2	Second Amended and Restated Bylaws. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.1	Supplemental Indenture dated as of July 27, 1998, among Applica Incorporated, the Guarantors named therein and State Street Bank & Trust Company, as Trustee, relating to the issuance by Applica Incorporated of $130 million in 10% Senior Subordinated Notes due 2008. Incorporated by reference to Applica’s Form 8-K dated July 27, 1998.

4.2	Amended and Restated 1995 Common Stock Purchase Rights Agreement dated March 10, 1999 between American Stock Transfer and Trust Company and Applica Incorporated. Incorporated by reference to Applica’s Form 8-A/A Registration Statement filed with the Securities and Exchange Commission on April 8, 1999.

10.1*	Employment agreement dated June 18, 1999 between Applica Incorporated and David M. Friedson. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

Exhibit
Number	Description

10.2*	Employment agreement dated August 2, 1999 between Applica Incorporated and Harry D. Schulman. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.3*	Employment Agreement dated July 1, 2000 between Applica Consumer Products, Inc. and Michael J. Michienzi . Incorporated by reference Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.4*	Employment Agreement dated July 1, 2000 between Applica Consumer Products, Inc. and Richard J. Gagliano. Incorporated by reference Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.5*	Employment Agreement dated July 1, 2000 between Applica Incorporated and Terry L. Polistina. Incorporated by reference Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.6*	Consulting Agreement dated January 1, 1989 between Mr. Lai Kin and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1988.

10.7*	Employment Agreement dated as of January 27, 1983 between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1982.

10.8*	First Amendment dated February 27, 1987 to Employment Agreement between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1986.

10.9*	Second Amendment dated December 16, 1992 to Employment Agreement between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.10*	Employment Agreement dated as of November 20, 2001 between Raymond So and Applica Durable Manufacturing Limited. Filed herewith.

10.11*	1988 Director Stock Option Plan. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1988.

10.12*	1992 Employees Incentive Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.

10.13*	1996 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.

10.14*	1997 Cash Bonus Performance Plan for Executive Officers, as amended. Incorporated by reference to Applica’s Proxy Statements dated April 18, 1997 and April 10, 2000.

10.15*	1998 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 3, 1999.

10.16*	2000 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.

Exhibit
Number	Description

10.17*	2000 Employee Stock Purchase Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.

10.18	Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated December 28, 2001. Filed herewith.

10.19	Security Agreement by and among Applica Incorporated, each of its subsidiaries party thereto and Bank of America, N.A., as agent for the lenders, dated December 28, 2001. Filed herewith.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consents of experts and counsel. Filed herewith.

*	These exhibits are management contracts or compensatory plans or arrangements.

(b)	Reports on Form 8-K

     None.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLICA INCORPORATED (Registrant)

By:	/s/ David M. Friedson David M. Friedson, Chairman and Chief Executive Officer

Date: March 1, 2002

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ David M. Friedson David M. Friedson, Chairman and Chief Executive Officer	DATE: March 1, 2002

By: /s/ Harry D. Schulman Harry D. Schulman, President, Chief Operating Officer and Secretary	DATE: March 1, 2002

By: /s/ Terry L. Polistina Terry L. Polistina, Chief Financial Officer and Senior Vice President	DATE: March 1, 2002

By: /s/ Frederick E. Fair Frederick E. Fair, Director	DATE: March 1, 2002

By: /s/ Jerald I. Rosen Jerald I. Rosen, Director	DATE: March 1, 2002

By: /s/ Paul K. Sugrue Paul K. Sugrue, Director	DATE: March 1, 2002

By: /s/ Lai Kin Lai Kin, Director	DATE: March 1, 2002

By: /s/ Raymond So Raymond So, Director	DATE: March 1, 2002

By: /s/ Leonard Glazer Leonard Glazer, Director	DATE: March 1, 2002

By: /s/ Barbara R. Garrett Barbara Friedson Garrett, Director	DATE: March 1, 2002

By: /s/ Felix S. Sabates Felix S. Sabates, Director	DATE: March 1, 2002

By: /s/ Arnold Thaler Arnold Thaler, Director	DATE: March 1, 2002

By: /s/ Thomas J. Kane Thomas J. Kane, Director	DATE: March 1, 2002

By: /s/ Susan J. Ganz Susan J. Ganz, Director	DATE: March 1, 2002

By: /s/ Desmond Lai Desmond Lai, Director	DATE: March 1, 2002

By: /s/ J. Maurice Hopkins	DATE: March 1, 2002
J. Maurice Hopkins, Director

SCHEDULE I

Applica Incorporated and Subsidiaries
Index to Financial Statements

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Applica Incorporated

     We have audited the accompanying consolidated balance sheets of Applica Incorporated and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applica Incorporated and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited Schedule II of Applica Incorporated and subsidiaries for each of the three years in the period ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
Miami, Florida
February 6, 2002

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets

	December 31,

	2001	2000

	(In thousands)
Current Assets:
Cash and cash equivalents	$15,743	$16,857
Accounts and other receivables, less allowances of $12,061 in 2001 and $8,049 in 2000	181,388	186,198
Receivables from affiliates	3,531	3,281
Inventories	103,716	160,820
Prepaid expenses and other	13,204	17,277
Refundable income taxes	689	1,207
Future income tax benefits	23,649	14,655

Total current assets	341,920	400,295
Investment in Joint Ventures	1,412	1,525
Property, Plant and Equipment – at cost, less accumulated depreciation of $100,961in 2001 and $82,770 in 2000	82,337	78,200
Future Income Tax Benefits, Non-Current	8,055	3,705
Intangible and Other Non-Current Assets	199,737	224,210

Total Assets	$633,461	$707,935

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes and acceptances payable	$—	$13,494
Current maturities of long-term debt	—	18,842
Accounts payable	38,140	43,361
Accrued expenses	66,971	47,103
Current taxes payable	8,242	—
Deferred income	443	514

Total current liabilities	113,796	123,314
Long-Term Debt	225,726	260,147
Shareholders’ Equity:
Common stock – authorized: 75,000 shares of $0.10 par value; issued and outstanding: 23,319 in 2001 and 23,080 in 2000	2,332	2,308
Paid-in capital	154,049	152,591
Retained earnings	145,028	173,466
Notes receivable – officers	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(5,974)	(2,395)

Total shareholders’ equity	293,939	324,474

Total liabilities and shareholders’ equity	$633,461	$707,935

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net sales and other revenues	$727,044	$748,751	$718,309
Cost of sales:
Cost of goods sold	516,033	513,407	484,040
Repositioning and other charges	13,418	30,083	—

	529,451	543,490	484,040

Gross profit	197,593	205,261	234,269
Selling, general and administrative expenses:
Operating expenses	186,410	190,939	177,016
Repositioning and other charges	14,817	3,980	(1,506)

	201,227	194,919	175,510

Operating profit (loss)	(3,634)	10,342	58,759
Other (income) expense:
Interest expense	22,536	30,301	27,109
Interest and other income	(2,006)	(1,622)	(2,264)
Loss on asset held for sale	—	3,644	—

	20,530	32,323	24,845

Earnings (loss) before equity in net earnings (loss) of joint ventures and income taxes	(24,164)	(21,981)	33,914
Equity in net earnings (loss) of joint ventures	(128)	(777)	(12,894)

Earnings (loss) before income taxes	(24,292)	(22,758)	21,020
Income tax expense (benefit)	4,146	(1,542)	4,177

Net earnings (loss)	$(28,438)	$(21,216)	$16,843

Per share data:
Earnings (loss) per common share – basic	$(1.23)	$(0.92)	$0.75

Earnings (loss) per common share – diluted	$(1.23)	$(0.92)	$0.72

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
				Note	Other
	Common	Paid-in	Retained	Receivable-	Comprehensive
	Stock	Capital	Earnings	Officer	Earnings (Loss)	Total

	(In thousands)
Balance at January 1, 1999	$2,209	$145,161	$177,839	$—	$(1,191)	$324,018
Comprehensive earnings (loss):
Net earnings	—	—	16,843	—	—	16,843
Foreign currency translation adjustment	—	—	—	—	(410)	(410)

Total comprehensive earnings(loss)						16,433
Exercise of stock options	34	2,217	—	—	—	2,251
Tax benefit resulting from exercise of stock options	—	599	—	—	—	599
Issuance of common stock	21	1,475	—	—	—	1,496
Note receivable – officer	—	—	—	(1,496)	—	(1,496)
Fair value of options to non-employees	—	96	—	—	—	96

Balance at December 31, 1999	2,264	149,548	194,682	(1,496)	(1,601)	343,397
Comprehensive earnings (loss):
Net loss	—	—	(21,216)	—	—	(21,216)
Foreign currency translation adjustment	—	—	—	—	(794)	(794)

Total comprehensive earnings(loss)						(22,010)
Exercise of stock options and issuance of common stock under employee stock purchase plan	44	2,293	—	—	—	2,337
Tax benefit resulting from exercise of stock options	—	633	—	—	—	633
Fair value of options to non-employees	—	117	—	—	—	117

Balance at December 31, 2000	2,308	152,591	173,466	(1,496)	(2,395)	324,474
Comprehensive earnings (loss):
Net loss	—	—	(28,438)	—	—	(28,438)
Foreign currency translation adjustment	—	—	—	—	(2,723)	(2,723)
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	(856)	(856)

Total comprehensive earnings(loss)						(32,017)
Exercise of stock options and issuance of common stock under employee stock purchase plan	24	1,232	—	—	—	1,256
Tax benefit resulting from exercise of stock options	—	176	—	—	—	176
Fair value of options to non-employees	—	50	—	—	—	50

Balance at December 31, 2001	$2,332	$154,049	$145,028	$(1,496)	$(5,974)	$293,939

The accompanying notes are an integral part of this statement.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(28,438)	$(21,216)	$16,843
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	19,123	18,897	17,987
Amortization of intangible assets	19,941	19,355	16,969
Repositioning and other charges	28,235	34,063	(1,506)
Loss on asset held for sale	—	3,644	—
Gain on sale of subsidiary	—	—	(775)
Stock option tax benefits	176	633	599
Net change in allowance for losses on accounts receivable	4,012	(711)	1,394
Consulting expense on fair value of non-employee stock options	50	117	96
Write down of investment in Newtech Electronics Industries, Inc.	—	—	12,641
Amortization of deferred income	(71)	(307)	(2,462)
Equity in (earnings) loss of joint ventures	128	777	287
Changes in assets and liabilities:
Accounts and other receivables	798	201	(12,512)
Inventories	55,204	(29,613)	12,338
Prepaid expenses	4,073	(7,898)	1,247
Accounts payable and accrued expenses	(6,448)	(4,849)	(32,126)
Current and deferred income taxes	(4,584)	(12,629)	342
Other liabilities	—	(10,573)	10,573
Other assets	(4,287)	562	6,111

Net cash provided by (used in) operating activities	87,912	(9,547)	48,046
Cash flows from investing activities:
Proceeds from sale of subsidiary	—	—	350
Additions to property, plant and equipment	(23,260)	(23,582)	(21,519)
Purchase of net assets	—	—	(15,059)
Distributions (investments) in joint ventures – net	(15)	306	172
Change in receivables from affiliates	72	252	2,143

Net cash used in investing activities	(23,203)	(23,024)	(33,913)

(Continued on next page.)

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from financing activities:
Notes and acceptances	$(13,494)	$12,596	$898
Proceeds from long-term debt	106,041	—	—
Payments of long-term debt	(108,513)	(12,842)	(12,740)
Payment of debt costs	(1,906)	(878)	—
Net (payments) borrowings under lines of credit	(48,885)	34,673	(11,102)
Exercises of stock options and issuance of common stock under employee stock purchase plan	1,256	2,337	2,251
Interest receivable from officer	(322)	(226)	(87)

Net cash provided by (used in) financing activities	(65,823)	35,660	(20,780)

Increase (decrease) in cash and cash equivalents	(1,114)	3,089	(6,647)
Cash and cash equivalents at beginning of year	16,857	13,768	20,415

Cash and cash equivalents at end of year	$15,743	$16,857	$13,768

Supplemental Disclosures of Cash Flow Information:

	For the years ended December 31,

	2001	2000	1999

	(In thousands)
Cash paid during the year for:
Interest	$21,114	$27,611	$17,697
Income taxes	$8,489	$13,028	$8,339

     In April 1999, the Company issued 210,000 shares of its common stock to its Chairman and Chief Executive Officer in exchange for a promissory note in the principal amount of $1,496,350.

     In June 1999, the Company acquired certain assets from its 50% joint venture, Newtech Electronics Industries, Inc., for approximately $33 million, of which $15 million was paid in cash plus $18 million of assumed liabilities. In conjunction with this acquisition, the Company obtained the following assets (in thousands):

Intangible assets	$15,007
Accounts receivable	8,081
Inventory	9,606

$32,694

The accompanying notes are an integral part of these statements.

NOTE A – SUMMARY OF ACCOUNTING POLICIES

     Applica Incorporated and its subsidiaries (collectively, the “Company”) are principally engaged in the manufacture, distribution and sale of a broad range of branded and private-label small electric consumer goods.

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with management’s evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to warranty activity, litigation, product liability, product recall, taxation and repositioning. In addition, significant estimates form the bases for the Company’s reserves with respect to sales and pricing allowances, collectibility of accounts receivable, inventory valuations and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

     A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Applica Incorporated and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

     Foreign Currency Translation

     For subsidiaries where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of these foreign subsidiaries is included in a separate component of shareholders’ equity entitled “Accumulated Other Comprehensive Earnings (Loss).” For countries where business is transacted predominantly in U.S. dollars or is deemed to be hyper-inflationary, the U.S. dollar is the functional currency and a combination of current and historical rates are used in translating assets, liabilities, revenues and expenses, and the related exchange adjustments are included in operations.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at December 31, 2001 and 2000 include approximately $14.3 million and $12.5 million, respectively, held in foreign banks by the Company’s Hong Kong, Canadian and Latin American subsidiaries.

     Receivables from Affiliates

     Receivables from affiliates include accounts and notes receivable due from the Company’s joint venture partners and certain of the Company’s executive officers. Notes receivable are due upon demand or upon termination of the applicable employment contract, and bear interest at prevailing market interest rates.

     Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	2001	2000

	(In thousands)
Raw materials	$4,264	$7,257
Work in process	4,039	13,129
Finished goods	95,413	140,434

	$103,716	$160,820

     Revenue Recognition

     The Company recognizes sales and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales is comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using accelerated and straight-line methods.

     Intangible Assets

     Intangible assets, consisting primarily of goodwill, are being amortized on a straight-line basis over periods ranging from 2.5 to 40 years. Intangible assets were approximately $264.2 million and $273.8 million at December 31, 2001 and 2000, respectively, and the related accumulated amortization was $62.6 million and $49.6 million, respectively.

     In the fourth quarter of 2000, the Company recorded a $3.2 million write-down of certain intangible assets associated with Kmart Corporation’s decision to terminate its long-term supply contract for White-Westinghouse® electronic products and the Company’s intention not to re-market such products to another company. In the fourth quarter of 2001, an additional write-down of $1.2 million was recorded as a result of a bankruptcy petition filed by Kmart Corporation. For additional information, see Note L.

     Long-Lived Assets

     Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of such asset and eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     Risk Management Contracts

     The Company designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive earnings (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

     The Company uses derivatives to manage exposures to foreign currency and interest rate risk. The Company’s objectives for holding derivatives are to decrease the volatility of earnings and cash flows associated with changes in foreign currency and interest rates.

     The fair values of derivative instruments as of December 31, 2001 and changes in fair values during 2001 were not material. The adoption of SFAS 133 did not have a material impact on the Company’s operating results. During 2001, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. The Company did not discontinue any hedges during 2001 because it was probable that the original forecasted transaction would not occur.

     In the normal course of business, the Company employs a variety of financial instruments to manage its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate and currency swap agreements; forward and option contracts, and interest rate caps. The Company designates and assigns the financial instruments as hedges of forecasted transactions, specific assets, or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instrument.

     Option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and currency swaps to be received under the agreements are recorded in the balance sheet as other assets. Unrealized gains on forward contracts and the accrued differential for interest rate swaps to be paid under the agreements are included in other liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the item being hedged. The Company accrues the differential for interest rate swaps to be paid or received under the agreements as interest rates shift as adjustments to net interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements, prior to their original maturity, are deferred and amortized to net interest expense over the remaining term of the underlying hedged transactions. The unamortized deferred balances are not material as of December 31, 2001.

     Cash flows from hedges are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes F and N hereto).

     Income Taxes

     During 2001 and 2000, the Company projected that a portion of the prior undistributed earnings of its foreign operations would be in excess of the funds needed to support its operations in the foreseeable future. As a result, the Company repatriated approximately $31.4 million and $16.3 million from its foreign operations in 2001 and 2000, respectively, resulting in an increase in the Company’s effective tax rate reflecting the cost of such repatriations as the income tax rate in the U.S. is higher than the tax rate in certain foreign jurisdictions. In 2001, the Company decided that future earnings of certain of its foreign operations would not be reinvested but rather would be repatriated to the United States. In the foreseeable future, these earnings will be taxed based on U.S. statutory rates. No provision has been made for U.S. taxes on the remaining undistributed earnings of the Company’s foreign subsidiaries of approximately $169.0 million at December 31, 2001 and $182.9 at December 31, 2000, as it is anticipated that such earnings would be reinvested in their respective operations or in other foreign operations.

     Deferred taxes have been provided on temporary differences in reporting transactions for financial accounting and tax purposes. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized.

     Advertising Costs

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 2001, 2000 and 1999 totaled approximately $27.3 million, $27.0 million and $27.4 million, respectively.

     Earnings (Loss) Per Share

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

	Net Earnings	Basic	Basic	Diluted	Diluted
	(Loss)	Shares	EPS	Shares	EPS

	(In thousands, except per share data)
2001	$(28,438)	23,135	$(1.23)	23,135	$(1.23)
2000	$(21,216)	22,947	$(0.92)	22,947	$(0.92)
1999	$16,843	22,367	$0.75	23,325	$0.72

     Included in diluted shares are common stock equivalents relating to options of 958,730 for 1999. Common stock equivalents have been excluded from the diluted per share calculations in 2001 and 2000, respectively, as the Company incurred a net loss in those years and their inclusion would have been anti-dilutive. Potential common stock equivalents at December 31, 2001 were 4,216,373 with exercise prices ranging from $3.63 to $31.69 per share.

     Loss on Sale of Asset

     In 2000, the Company decided to exit and sell substantially all of the assets of a non-strategic business and, as a result, recorded a loss of $3.6 million based on the expected realizable value of the assets. The business was sold in 2001 and no additional gain or loss was recognized.

     Repositioning and Other Charges

     2001.     In the fourth quarter of 2001, the Company recorded charges relating to several events in the aggregate amount of $14.8 million. These charges included $6.8 million relating to the Company’s decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. This facilities consolidation should result in a reduction of approximately 80 employees worldwide. In addition, $5.2 million of such charges related to the write-off of fees and expenses of the Company’s terminated credit facility as the Company executed a new four-year senior secured revolving credit facility. Also included in the charge were $1.5 million relating to the devaluation of the Argentinean peso and $1.0 million related to the settlement of the shareholder class action litigation. As of December 31, 2001, no amounts had been charged against the accrual. In 2002, the Company expects to incur an additional $10.0 million in charges relating to its decision to consolidate facilities and functions.

     Additionally, in the fourth quarter of 2001, the Company received a dividend from its foreign operations of $31.4 million, which resulted in a $10.1 million tax expense for previously untaxed earnings.

     In February 2002, Applica Consumer Products, Inc., in cooperation with the U.S. Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® two-slice and four-slice toasters. The Company’s Canadian operating subsidiary, Applica Canada Corporation, is also recalling approximately 180,000 of these toasters in Canada. The Company took a charge to cost of sales of $13.4 million relating to the estimated expenses of such recalls. As of December 31, 2001, no amounts had been charged against the accrual.

     2000.     In the fourth quarter of 2000, the Company entered into an alliance with a consumer packaged goods company to develop, manufacture and distribute new products. In conjunction with the development arrangement, the Company expanded its existing manufacturing capacity, exited various non-strategic product lines, including certain retail personal care items, and re-allocated Company resources. These activities resulted in non-cash charges totaling $34.1 million in the fourth quarter of 2000. Charges associated with the writedown of low margin and non-strategic inventory items total approximately $30.1 million and were recorded as cost of sales. As of December 31, 2000, there were outstanding inventory reserves of approximately $8.7 million, related to these repositioning charges, which resulted from the write down of inventory to net realizable value. As of December 31, 2001, there were no outstanding inventory reserves. The remaining $4.0 million of repositioning charges was included in selling, general and administrative expenses, of which $3.2 million related to the write down of certain intangible assets associated with Kmart Corporation’s decision to terminate its long-term supply contract for White-Westinghouse® electronic products and the Company’s intention not to re-market such products to another company.

     Additionally, in the fourth quarter of 2000, the Company received a dividend from its foreign operations of $16.3 million, which resulted in a $4.9 million tax expense for previously untaxed earnings.

     1999.     The Company, in connection with its 1998 acquisition of the Black & Decker Household Products Group, incurred a repositioning charge totaling $17.2 million, of which $7.7 million was included in 1998 cost of goods sold. The charge was primarily non-cash and consisted of write-offs of inventory, goodwill and tooling associated with the Company’s decision to exit certain personal care and other non-core, low-margin products. Also included were costs associated with the integration of the acquisition. The Company did not exit one line of business that had been included in the accrued repositioning costs at December 31, 1998, resulting in a reversal of the prior year charge of $1.5 million in 1999.

     Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 141 did not have an effect on the Company’s operating results or financial condition for the year ended December 31, 2001.

     The Company will apply the provisions of SFAS No. 142 beginning on January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 will result in an increase in net earnings of $5.0 million per year. During 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss, if any, in the first quarter of 2002 as a cumulative effect of a change in accounting principle. Such impairment loss could be material.

     In November 2001, the Emerging Issues Task Force reached a consensus on EITF Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer including a Reseller of the Vendor’s Products.” Also, in August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of these pronouncements on its operations, if any, will not be material.

NOTE B – INVESTMENT IN JOINT VENTURES

     Investment in joint ventures consists of the Company’s 50% interest in Anasazi Partners, L.P. and 50% interest in a Florida limited liability company, which are accounted for under the equity method.

     At December 31, 2001 and 2000, the Company’s investment in Anazazi Partners totaled approximately $1.4 million and $1.5 million, respectively. Loans to the partnership and its other equity partner totaled $1.8 million at December 31, 2001 and 2000 and are included in receivables from affiliates. The loans bear interest at rates from 8.5% to 9.0%, are collateralized by the other equity partner’s interest in the partnership and are payable upon demand. Anasazi’s investments include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed.

     The Company’s investment in the limited liability company was not significant at December 31, 2001. However, the Company has agreed, if certain conditions are met, to fund up to $1.5 million to such joint venture, of which $143,000 had been funded at December 31, 2001. The limited liability company was incorporated in June 2001 to develop, market and distribute a small electric household appliance.

NOTE C – ACQUISITIONS

     In June 1999, the Company purchased substantially all of the assets of Newtech Electronics Industries, Inc., including inventory, accounts receivable, certain trademark licenses and other intangibles, as well as assumed certain specific liabilities relating to the business. Tangible net assets acquired totaled approximately $15.0 million. At such time, the Company owned a 50% interest in Newtech. In connection with the acquisition, the Company wrote down its remaining investment in Newtech resulting in a one-time non-cash charge of $12.6 million. The charge was recorded as equity in net loss of joint ventures in the Company’s statement of operations. Under the terms of the acquisition agreement, the Company acquired the exclusive right and license to use the White-Westinghouse® trademark in North America for the design, manufacture, and sale of certain consumer electronic products and was assigned Newtech’s rights under the long-term supply contracts with the Kmart Corporation in the United States and Zellers in Canada.

     In June 2000, the Kmart Corporation exercised its option to terminate its long-term supply contract with the Company for the sale of consumer electronic products under the White-Westinghouse trademark in the United States. The termination will be effective on June 30, 2002. Under the terms of the agreement, Kmart’s minimum purchase requirements for the period July 1, 2001 through June 30, 2002 will be reduced to 25% of the original requirements for that period. In the fourth quarter of 2001, the Company recorded a write down of intangible assets (based upon estimated cash flows) of $1.2 million relating to the bankruptcy of Kmart. In the fourth quarter of 2000, the Company recorded a write down of intangible assets (based upon estimated cash flows) of $3.2 million relating to the Company’s intention to not re-market the White-Westinghouse products to another company. The write-downs were included in repositioning and other charges. See Note L – Concentration of Credit and Other Risks for information regarding the recent bankruptcy of Kmart Corporation.

NOTE D – PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

		At December 31,

	Useful Lives	2001	2000

	(Dollars in thousands)
Building	15-50 years	$14,668	$14,668
Building improvements	8-31 years	2,574	2,529
Computer equipment	3-5 years	17,111	13,970
Furniture and equipment	3-8 years	124,787	110,280
Leasehold improvements	8 years	20,426	15,795
Land and land improvements	15-31 years*	3,732	3,728

Total		183,298	160,970
Less accumulated depreciation		100,961	82,770

		$82,337	$78,200

*	Improvements only

NOTE E – ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

	For the Year ended December 31,

	2001	2000

	(In thousands)
Product recall	$13,414	$—
Salaries and bonuses	13,086	8,978
Promotions and advertising allowances	7,351	8,892
Warranty	3,689	3,392
Co-op advertising and volume rebates	3,297	3,407
Other	26,134	22,434

	$66,971	$47,103

NOTE F – BORROWINGS

     The Company’s borrowings, including interest rate swaps designated as hedges, are summarized below:

			Interest Rate Swaps (2)
		Stated			Effective	Swap
	Balance	Interest Rate (1)	Pay Float	Pay Fixed	Interest Rate (3)	Maturities

	(Dollars in thousands)
At December 31, 2001:
Revolving Credit Facility	$90,709	5.1%	$—	$59,000	6.6%	July 2003
10% Senior Subordinated Notes	130,000	10.0%	80,000		7.6%	July 2008
Foreign Indebtedness	4,986	2.6%	—	—	2.6%
Other	31		—	—

Total	225,726
Less current maturities	—

Total long-term debt	$225,726		$80,000	$59,000

At December 31, 2000:
Revolving Credit Facility	34,673	8.2%	—	$20,000	8.5%	July 2002
Senior Secured Tranche A	53,785	8.2%	—	—	8.2%
Senior Secured Tranche B	60,531	9.2%	—	—	9.2%
10% Senior Subordinated Notes	130,000	10.0%	—	—	10.0%

Total	278,989		—	$20,000
Less current maturities	18,842

Total long-term debt	$260,147		—	$20,000

(1)	The stated interest rate represents the coupon rate for the Subordinated Notes. For floating rate borrowings, interest rates are based upon the rates at December 31, 2001 and 2000; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate swaps.

(3)	The effective interest rate is the weighted average interest rate after taking into consideration the effect of interest rate swaps entered into with respect to certain of those borrowings as indicated in the “Pay Float” and “Pay Fixed” columns.

     Revolving Credit Facility

     On December 28, 2001, the Company replaced its current revolving credit and term debt facilities with a new $205 million four-year asset-based senior secured revolving credit facility (the “Credit Facility”). The Credit Facility includes a $10.0 million sublimit for the issuance of letters of credit. All amounts outstanding under the Credit Facility are payable on December 28, 2005.

     At the Company’s option, interest accrues on the loans made under the Credit Facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin which is determined by the Company’s leverage ratio and is currently set at 2.35% (4.22% at December 31, 2001), or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin, currently 0.35% (5.10% at December 31, 2001).

Swing loans bear interest at the Base Rate, plus a specified margin, currently 0.35% (5.10% at December 31, 2001). The Company may at its option reduce the amount available under the Credit Facility to the extent such amounts are unused or prepaid in certain minimum amounts.

     The Credit Facility is collateralized by substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries, as well as a pledge of all of the stock of such domestic subsidiaries, a pledge of not less than 65% of the voting stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and a pledge of all of the capital stock of any subsidiary of a subsidiary of the Company that is a borrower under the Credit Facility. The Credit Facility is guaranteed by all of the current, and will be guaranteed by all of the future, domestic subsidiaries of the Company.

     The Credit Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. In addition, under the Credit Facility, the Company is required to comply with a minimum borrowing base availability and a maximum annual capital expenditure requirement.

     10% Senior Subordinated Notes Due 2008

     The Company issued $130.0 million in Senior Subordinated Notes in July 1998, which bear interest at a rate of 10%, are payable semiannually and mature on July 31, 2008. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all senior debt of the Company and pari passu in right of payment to all future subordinated indebtedness of the Company. The Notes may be redeemed at the option of the Company, in whole or in part, on or after July 31, 2003 at various redemption prices.

     The indenture pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and issue preferred stock, pay dividends or make other certain restricted payments, apply net proceeds from certain asset sales, or sell stock of subsidiaries.

     Foreign Indebtedness

     Certain of the Company’s foreign subsidiaries have approximately $39.5 million trade finance lines of credit, payable on demand, which are collateralized by the subsidiaries’ assets and in some cases, a guarantee of Applica Incorporated. At December 31, 2001 and 2000, the foreign subsidiaries were using approximately $7.3 million and $37.9 million, respectively, under these credit lines, of which $2.3 million and $17.8 million, respectively, was for trade financing. At December 31, 2000, $13.4 million of foreign indebtedness was classified as notes and acceptances. No foreign indebtedness was classified as notes and acceptances at December 31, 2001.

NOTE G – EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan for its employees to which the Company makes discretionary contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the years ended December 31, 2001, 2000 and 1999 totaled approximately $766,000, $761,000 and $675,000, respectively.

     The Company does not provide any health or other benefits to retirees, except for executive life insurance provided to Mr. Belvin Freidson, the founder of the Company.

NOTE H – INCOME TAXES

     Income tax expense (benefit) consists of the following:

	At December 31,

	2001	2000	1999

	(In thousands)
Current:
Federal	$—	$—	$(567)
Foreign	12,754	6,764	10,658
State	—	—	48

	12,754	6,764	10,139
Deferred	(8,608)	(8,306)	(5,962)

	$4,146	$(1,542)	$4,177

     The United States and foreign components of earnings (loss) before income taxes are as follows:

	For the Year ended December 31,

	2001	2000	1999

	(In thousands)
United States	$(46,484)	$(52,210)	$(13,554)
Foreign	22,192	29,452	34,574

	$(24,292)	$(22,758)	$21,020

     The differences between the statutory rates and the tax rates computed on pre-tax profits are as follows:

	For the Year ended December 31,

	2001	2000	1999

Statutory rate	35.0%	34.0%	34.0%
Foreign (income) loss not subject to tax	7.4	2.4	(1.5)
Net tax rate differential on undistributed foreign earnings and change in estimated tax provision	(16.5)	6.7	(22.6)
Foreign earnings distributed to or taxable in the U.S	(69.0)	(27.6)	3.7
Effect of foreign tax credits	27.4	5.0	—
Equity in joint ventures (earnings) loss not subject to U.S. tax or already taxed	—	(0.6)	5.6
State income tax benefits	1.8	3.6	3.2
Change in valuation allowance	—	(19.9)	—
Other	(3.2)	3.2	(2.5)

	(17.1)%	6.8%	19.9%

     The Internal Revenue Service has completed its examination of the Company’s U.S. tax returns for the years 1994 through 1998. One adjustment has been proposed, which, if sustained, would defer a deduction taken by the Company in 1995 until 1998 and would result in an interest charge net of the tax benefit of approximately $500,000. The Company believes its position is correct and is protesting the disallowance but had accrued for the related liability as of December 31, 2001. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

     The primary components of future income tax benefits (liabilities) were as follows:

	At December 31,

	2001	2000

	(In thousands)
Inventory differences	$(1,636)	$217
Accrued expenses	25,285	14,438

Total current assets	23,649	14,655
Net operating loss and other carryforwards	22,309	19,145
Fixed assets, depreciation and amortization	(16,425)	(17,611)
Deferred income (see Note M – Salton, Inc.)	2,171	2,171

Net non-current assets	8,055	3,705

Net deferred tax assets	$31,704	$18,360

     The tax benefits resulting from disqualifying dispositions of shares of common stock acquired pursuant to incentive stock options have been recorded as additions to paid-in capital in the amounts of $176,000 and $633,000 in 2001 and 2000, respectively.

     At December 31, 2001, the Company had net operating loss carryforwards (“NOLs”) of approximately $29.3 million for domestic federal income tax purposes and $4.5 million for foreign income tax purposes. The majority of the domestic NOLs have expiration dates commencing in 2019. The foreign NOLs are of various durations, some of which do not expire. The Company also has NOLs in numerous states that have a tax benefit of $2.2 million, after valuation allowances of $2.4 million in both 2001 and 2000, respectively. In addition, the

Company has U.S. foreign tax credits of $8.5 million, of which $1.9 million has been reserved as of December 31, 2001 and 2000. The Company has established valuation allowances against the state NOLs and U.S. tax credits as these benefits expire in five years or less, and it is more likely than not that the benefits will not be realized prior to expiration.

NOTE I – COMMITMENTS AND CONTINGENCIES

     Litigation

     Shareholder Litigation. Applica Incorporated is a defendant in Sherleigh Associates LLC and Sherleigh Associates Inc. Profit Sharing Plan, on their own behalf and on behalf of all others similarly situated v. Windmere-Durable Holdings, Inc., David M. Friedson and Nationsbanc Montgomery Securities LLC, 98-2273-CIV-LENARD which was filed in the United States District Court, Southern District of Florida on October 8, 1998.

     This matter is a class action complaint, which is the consolidation of eight separate class action complaints with substantially similar allegations filed in 1998. The complaint alleges violations of the federal securities laws (including Rule 10b-5 promulgated pursuant to the Securities Exchange Act of 1934, as amended) in connection with the acquisition by the Company of the Household Products Group of The Black & Decker Corporation. Among other things, the plaintiffs allege that the Company and certain of its directors and officers, along with its underwriters, NationsBanc Montgomery Securities LLC, provided false information in connection with a public offering of debt and equity securities. The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys’ fees and costs. The court has provisionally certified the class of plaintiffs who purchased Company stock between May 12, 1998 and September 22, 1998.

     In connection with the Household Products Group acquisition, the Company also received two derivative demands from certain shareholders alleging breach of fiduciary duties by certain of our officers and directors. On November 29, 2001, a derivative action was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The Board of Directors appointed an independent committee of directors to review the derivative claims, which concluded that the allegations in the demand letters were without merit and that, therefore, the Board should not direct management to initiate litigation on the Company’s behalf or initiate such action itself.

     In January 2002, the Company reached an agreement in principle to settle the securities class action litigation filed in 1998 against it and certain of its officers in the United States District Court for the Southern District of Florida and the related derivative claims for approximately $11.0 million in cash. The Company took a charge of approximately $1.0 million in the fourth quarter of 2001 for expenses related to the litigation, which is reflected as part of repositioning and other charges under selling, general and administrative expenses in the consolidated statement of operations. All other amounts related to the settlement of the litigation are expected to be covered under the Company’s insurance policies. Under the terms of the settlement, all claims against the Company and all other defendants will be dismissed without any admission of liability or wrongdoing. Settlement is subject to final documentation and court approval. Failure of the court to approve the settlement could result in significant changes in estimated exposures. Details regarding the shareholder litigation settlement will be communicated to potential class members prior to final court approval.

     Salton Litigation. The Company is also a defendant in Salton, Inc. v Windmere-Durable Holdings, Inc. and Windmere Corporation, which was filed in the United States District Court, Northern District of Illinois.

     In January 2001, Salton, Inc. filed suit against the Company alleging breach of a non-competition agreement. In connection with the sale to Salton of the Company’s 50% interest in Salton, Salton issued a $15 million promissory note to the Company as part of the purchase price. The Company also entered into an agreement with Salton whereby Salton agreed to pay the Company 50% of its profits on the sales to Kmart Corporation of White-Westinghouse® electric kitchen appliances. Salton is alleging that the Company has breached the non-compete provision of such agreement. Salton is further alleging that, as the result of the Company’s actions, Kmart has ceased buying White-Westinghouse® products from Salton to Salton’s detriment. Discovery procedures have been initiated and are ongoing.

     Salton is requesting compensatory and punitive damages, attorney’s fees and costs, and cancellation of the $15 million note. Salton has also purportedly terminated its agreement with the Company for the payment of 50% of the profits from its sale of White-Westinghouse® products to Kmart. The Company recorded approximately $5.7 million and $2.6 million of income under this agreement in 2000 and 1999, respectively. No income was recognized in 2001. Management believes that the amount of ultimate liability, if any, is not likely to have a material effect on the Company’s business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

     Toaster Recall. In February 2002, Applica Consumer Products, Inc., in cooperation with the U.S. Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® two-slice and four-slice toasters. The heating elements in these toasters can continue to operate after use, posing a potential fire hazard. The Company’s Canadian operating subsidiary, Applica Canada Corporation, is also recalling approximately 180,000 of these toasters in Canada. Management has charged operations with an estimated reserve of $13.4 million for these recalls and does not believe the ultimate liability will be materially different.

     Currently, no litigation has been filed in connection with property damage or bodily injury relating to the recalled toasters, however, several claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

     Leases

     Future minimum payments under the Company’s non-cancelable long-term operating leases, are as follows:

(In thousands)
2002	$3,752
2003	3,752
2004	3,760
2005	3,489
2006	2,260
Thereafter	3,788

$20,801

     Rent expense for the years ended December 31, 2001, 2000 and 1999 totaled approximately $4.9 million, $4.8 million and $4.1 million, respectively.

     Durable’s facilities in China are operated under contracts with the local government, with terms between two and ten years.

     License Agreement

     The Company licenses the Black & Decker® brand for use in marketing products in North America, Central America, South America (excluding Brazil), and the Caribbean. In July 2001, the Company and The Black & Decker Corporation entered into an extension of the trademark license agreement through December 31, 2006. Under the agreement as extended, the Company agreed to pay certain fees and guaranteed minimum royalty payments to The Black & Decker Corporation of $1.2 million in 2001, $2.0 million in 2002, $5.0 million in 2003 and $12.5 million in each year thereafter through 2006. Renewals of the license agreement, if mutually agreed upon, are for five-year periods. If The Black & Decker Corporation does not agree to renew the license agreement, the Company has 18 months to transition out of the product line. No minimum royalty payments will be due during such transition period.

     Other

     In April 1994, the Company purchased from Ourimbah Investment, Limited (“Ourimbah”) the remaining 20% of the issued and outstanding capital stock of Applica Durable Manufacturing Limited (the “Purchased Shares”) which had not, prior to such purchase, been owned, directly or indirectly, by the Company. In connection with such purchase, the Company agreed to make an additional payment (based upon amounts received in connection with any such change in control) to Ourimbah for the Purchased Shares upon the occurrence of a change of control (as defined) of the Company on or before July 1, 2009. No change of control will be deemed to have occurred in connection with any transaction approved by a majority of the members of the Company’s Board of Directors.

NOTE J – SHAREHOLDERS’ EQUITY

     Stock Options

     The Company’s 1992 Stock Option Plan provides for granting of incentive options to acquire not more than 500,000 shares of common stock. This plan expired in December 2001.

     The Company’s 1996 Stock Option Plan provides for the granting of incentive stock options for employees and non-qualified stock options for employees, consultants and directors. The Company’s 1998 Stock Option Plan also provides for the granting of non-qualified stock options to employees, consultants and directors. A total of 850,000 shares and 2,100,000 shares of common stock have been reserved for issuance under the 1996 and 1998 stock option plans, respectively.

     In May 2000, the Company’s shareholders approved and ratified the 2000 Stock Option Plan. The 2000 plan provides for the granting of incentive stock options for employees and non-qualified stock options for employees, consultants and directors. A total of 1,000,000 shares have been reserved under the plan.

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

     The Company has also granted non-qualified stock options, which are not under any plan.

     The Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123:

	2001	2000	1999

	(In thousands, except per share data)
Net earnings (loss):
As reported	$(28,438)	$(21,216)	$16,843
Pro forma	$(33,113)	$(27,157)	$10,305
Basic earnings (loss) per share:
As reported	$(1.23)	$(0.92)	$0.75
Pro forma	$(1.43)	$(1.18)	$0.46
Diluted earnings (loss) per share:
As reported	$(1.23)	$(0.92)	$0.72
Pro forma	$(1.43)	$(1.18)	$0.44

     The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and the Company may continue to grant options to employees.

     Per the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0% for all years; expected volatility ranging from 82.9% to 86.0% for 2001, 77.04% to 79.46% for 2000, and 74.99% to 78.86% for 1999; risk-free interest rates of 5.25% in 2001, 6.75% in 2000 and 6.5% in 1999; and expected holding periods of 4 years in 2001, 2000 and 1999.

     Information with respect to stock option activity is as follows:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares(000)	Price	Shares(000)	Price	Shares(000)	Price

Outstanding at beginning of year	4,343	$12.46	4,088	$11.70	4,165	$11.78
Granted	177	$7.76	842	$4.87	472	$8.92
Exercised	(128)	$6.27	(442)	$15.13	(339)	$6.65
Forfeited	(176)	$7.50	(145)	$9.64	(210)	$15.55

Outstanding at end of year	4,216	$12.67	4,343	$12.46	4,088	$11.70

Options exercisable at end of year	3,546		2,776		1,723
Weighted-average fair value of options granted during the year	$5.44		$3.03		$5.51

     The following information applies to options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares(000)	Life	Price	Shares(000)	Price

$3.63 - $6.25	782	4.5	$3.741	710	$3.703
$6.38 - $8.56	1,709	3.9	$7.324	1,227	$7.294
$9.85 - $12.45	223	3.0	$11.371	133	$11.483
$12.81 - $14.88	135	4.9	$13.840	113	$13.787
$16.25	5	4.0	$16.306	1	$16.464
$24.50	1,345	1.3	$24.500	1,345	$24.500
$31.69	17	6.4	$31.688	17	$31.688

	4,216			3,546

     Employee Stock Purchase Plan

     In May 2000, the Company’s shareholders authorized up to 500,000 shares of common stock for the 2000 Employee Stock Purchase Plan. Under the plan, eligible employees may elect to participate on January 1 or July 1 of each year (except in 2000, when the election date was August 1, 2000). Subject to certain limitations determined in accordance with calculations set forth in the plan, an eligible employee is granted a right to purchase shares of common stock (up to a maximum of 1,000 shares) on the last business day on or before each June 30 and December 31 of any year during which he or she is a participant. The option exercise price per share will be an amount equal to 85% of the lower of the market price on the first day of the offering period or the market price on the exercise date, unless the participant’s entry date is not the first day of the offering period, in which case the exercise price will be an amount equal to 85% of the lower of the market price of the common stock on the entry date or the market price on the exercise date. As of December 31, 2001 and 2000, 109,465 and 41,815 shares, respectively, of common stock had been issued under the plan.

     Common Stock Purchase Rights Plan

     In March 1995, the Company implemented a Common Stock Purchase Rights Plan and distributed one Right for each share of the Company’s common stock outstanding. In March 1999, the Company’s Board of Directors approved and adopted an amended and restated version of such plan. The Rights are not exercisable or transferable, apart from the Company’s common stock, until after a person or group acquires, or has the right to acquire, beneficial ownership of 15% or more of the Company’s common stock (which threshold may, under certain circumstances, be reduced to 10%) or announces a tender or exchange offer to acquire such percentage of the Company’s common stock. As amended in March 1999, each Right entitles the holder to purchase one share of common stock at an exercise price of $50.00 per share and contains provisions that entitle the holder in the event of specific transactions, to purchase common stock of the Company or any acquiring or surviving entity at one-half of market price as determined under the terms of the Rights Agreement. The Rights will expire in March 2005, unless previously exercised or redeemed at the option of the Company for $.00001 per Right.

NOTE K — BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     During the fourth quarter of 2001, the Company began reporting its operations as one business segment. Previously, the Company had reported three business segments. The change to one business segment was made to conform to organizational changes the Company made in the management of its business to more effectively utilize and deploy its assets on a world-wide basis.

     Previously reported segment information for 2000 and 1999 has been restated to conform to year-end 2001 presentation.

     Geographic Information

     The Company’s international operations are conducted primarily in Canada, Mexico, South and Central America, the Caribbean, Hong Kong and China. Other than the United States, the Company does not conduct business in any country in which its sales in that country exceed 10% of consolidated sales. The following table sets forth the composition of the Company’s sales between those in the United States and those in other locations for each year:

	2001	2000	1999

	(In thousands)
Revenues:
United States operations	$485,843	$502,564	$512,250
International operations:
Sales to unaffiliated customers	241,201	246,187	206,059
Sales – intercompany	312,591	342,361	226,437
Eliminations	(312,591)	(342,361)	(226,437)

	$727,044	$748,751	$718,309

Long-lived assets:
United States operations	$789,693	$792,074
International operations	170,868	142,662
Eliminations	(669,020)	(627,096)

Consolidated assets	$291,541	$307,640

     Intercompany sales are billed at negotiated prices established by the Company. All United States revenues are derived from sales to unaffiliated customers. Included in United States operations are certain sales derived from direct product shipments from Hong Kong to customers located in the United States.

NOTE L — CONCENTRATION OF CREDIT AND OTHER RISKS

     The Company sells on credit terms to a majority of its customers, most of which are U.S., Canadian and Latin American retailers and distributors located throughout those countries.

     Wal-Mart Corporation accounted for 24.3%, 21.4% and 21.3% of 2001, 2000 and 1999 sales, respectively.

     A majority of the Company’s revenue is generated from the sale of Black & Decker® branded products, which represented approximately 63%, 60% and 56% of consolidated sales in 2001, 2000 and 1999, respectively.

     The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Should such conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact upon the Company’s earnings.

     On January 22, 2002, Kmart Corporation, a significant customer of the Company, filed a petition for voluntary bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Accounts receivable from Kmart Corporation at December 31, 2001, which were uninsured and remained uncollected at January 22, 2002 amounted to approximately $5.0 million. Management has estimated the allowance for doubtful accounts required for the possible uncollectibility of this amount.

     The Company’s manufacturing operations are conducted and located abroad. The Company also sells its products to customers located in foreign jurisdictions, including Latin America, Canada and China. Prior to the acquisition of the Black & Decker Household Products Group, the majority of the Company’s products were manufactured by its Hong Kong based manufacturing subsidiary, Applica Durable Manufacturing Limited. In connection with the acquisition, the Company acquired additional manufacturing facilities in Queretaro, Mexico, a country in which the Company had not previously manufactured products. The geographical distances between China, the United States and Mexico create a number of logistical and communications challenges. Because the Company manufactures its products and conducts business in several foreign countries, the Company is affected by economic and political conditions in those countries, including fluctuations in the value of currency, increased duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, and the burdens and costs of compliance with a variety of foreign laws. Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could have a material adverse effect on the Company, its results of operations, prospects or debt service ability. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.

     If the Company determines that it is necessary to relocate the Company’s manufacturing facilities from China or Mexico and is unable to do so, due to confiscation, expropriation, nationalization, embargoes, governmental restrictions or otherwise, the Company would incur substantial operating and capital losses, including losses resulting from business disruption and delays in production. In addition, as a result of a relocation of its manufacturing equipment and certain other assets, the Company would likely incur relatively higher manufacturing costs. A relocation could also adversely affect the Company’s revenues if the demand for the Company’s products currently manufactured in China and Mexico decreases due to a disruption in the production and delivery of such products or due to higher prices which might result from increased manufacturing costs. Furthermore, earnings could be adversely affected due to reduced sales and/or the Company’s inability to maintain its current margins on the products currently manufactured in China and Mexico.

     China gained Permanent Normal Trade Relations (“PNTR”) with the United States when it acceded to the World Trade Organization (“WTO”), effective January 1, 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by us, which would have a material adverse impact on our business, financial condition and results of operations.

     Applica Durable Manufacturing Limited is incorporated in Hong Kong and its executive sales offices and its senior executives are located or reside there. The Company also conducts significant trading activities through subsidiaries incorporated in Hong Kong, which may be influenced by the changing political situation in Hong Kong and by the general state of the Hong Kong economy. In July 1997, sovereignty over Hong Kong was transferred from the United Kingdom to China, and Hong Kong became a Special Administrative Region. There can be no assurance that the transfer of sovereignty over Hong Kong will not have a material adverse affect on the Company’s business, financial condition and results of operations.

     Applica Manufacturing, S. de R.L. de C.V., the Company’s Mexican manufacturing facility, is incorporated in Mexico. The Mexican government exercises significant influence over many aspects of the Mexican economy. Accordingly, the actions of the Mexican government concerning the economy could have a significant effect on private sector entities in general and the Company in particular. In addition, during the 1980s and 1990s, Mexico experienced periods of slow or negative growth, high inflation, significant devaluations of the peso and limited availability of foreign exchange. As a result of the Company’s reliance upon manufacturing facilities in Mexico, economic conditions in Mexico could adversely affect the Company’s business, financial condition and results of operations.

NOTE M – RELATED PARTY TRANSACTIONS

     The Company has used the services of Top Sales Company, Inc. (“Top Sales”), an independent sales representative, since 1978. A member of the Company’s Board of Directors was the sole shareholder and Chief Executive Officer of Top Sales until January 2001. The Company made commission and consulting payments to Top Sales of $2,521, $351,700 and $350,000 in 2001, 2000 and 1999, respectively. The Company also uses the services of TJK Sales, Inc. (“TJK”), an independent sales representative, the president of which is also a member of the Company’s Board of Directors. Commissions and consulting payments to TJK totaled $179,000, $199,000 and $342,000 in 2001, 2000 and 1999, respectively. The Company also reimburses Top Sales and TJK for out-of-pocket expenses.

     Included in receivables from affiliates at December 31, 2001 and 2000 are $1.8 million and $1.3 million, respectively, due from certain of the Company’s executive officers. Such amounts are due upon demand or upon termination of the applicable employment contract, and bear interest at the prevailing market rate.

     On April 14, 1999, the Company sold 210,000 shares of authorized Common Stock at the fair market value of $7.125 per share to its Chairman and Chief Executive Officer in exchange for a collateralized promissory note. The note is on a full recourse basis, with a maturity of three years from the date of purchase and bears interest at LIBOR plus 2.75% (4.62% at December 31, 2001). The amount due to the Company, including accrued interest, at December 31, 2001 and 2000 was $1.8 million and $1.7 million, respectively. In February 2002, the maturity date of such loan was extended until April 2005.

     Pursuant to his employment agreement, Belvin Friedson, the founder of the Company, agreed to provide advisory services to the Company subsequent to his resignation as Chief Executive Officer. In 2001, 2000 and 1999, Mr. Friedson received annual compensation from the Company of $375,000 under such agreement, which was executed in 1983. He also participated in the Company’s executive life insurance plan and had use of a Company car. Mr. Friedson is the father of David Friedson, the Company’s Chairman of the Board and Chief Executive Officer.

     In 2000, the Company was a tour sponsor for Ballet Folklorico de Mexico de Amalia Hernandez and paid approximately $188,000 in connection therewith. The Company received radio, print and television promotions in theater displays and in theater promotions as part of its sponsorship package. Adam Friedson, through his company, Friedson Enterprises, is a producer of such show. Adam Friedson is the brother of the Company’s Chairman and Chief Executive Officer. No payments were made to the Ballet Folklorico in 2001.

     Salton, Inc.

     In July 1998, the Company consummated the sale of its 6,535,072 shares of common stock of Salton, Inc. representing a 50% interest. The shares were sold for $12 per share in cash plus a $15.0 million subordinated promissory note. The note has a term of six and one-half years and bears interest at 4% per annum. The note is subject to offset of 5% of the total purchase price paid by Salton for product purchases made during the term of the note from the Company, and accordingly, the Company has deferred the gain related to this note. The note is also subject to cancellation in the event that Salton’s supply agreement with Kmart Corporation is terminated for any reason. See Note I – Commitments and Contingencies for information regarding the outstanding litigation with Salton, Inc.

NOTE N – FINANCIAL INSTRUMENTS

     Interest Rate Risk Management

     The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

     It is the Company’s policy to enter into interest rate risk management transactions only to the extent considered necessary to meet its objectives as set forth above. The Company does not enter into interest rate risk management transactions for speculative purposes.

     Significant interest rate risk management instruments held by the Company during 2001 and 2000 included pay-floating swaps, pay-fixed swaps and interest rate caps. The pay-floating swap effectively converts medium term obligations to LIBOR-rate indexed variable-rate instruments. Pay-fixed swaps effectively convert floating-rate obligations to fixed-rate instruments. Interest rate caps provide protection against rising interest rates. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. At December 31, 2001 and 2000, the Company did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

     The impact of interest rate risk management activities on income in 2001, 2000 and 1999 was not material.

     Foreign Exchange Risk Management

     The Company transacts business globally and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus attention on core business issues and challenges. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures for periods not to exceed eighteen months. The gains and losses on these contracts offset changes in the value of the related exposures.

     It is the Company’s policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as set forth above. The Company does not enter into foreign currency transactions for speculative purposes.

     The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and forecasted foreign currency revenues. The Company uses option strategies and forward contracts that provide for the sale of foreign currencies to hedge forecasted revenues and expenses. The Company also uses forward contracts to hedge foreign currency assets and liabilities. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Mexican peso, Chinese renminbi, Hong Kong dollar and Canadian dollar.

     The impact of foreign exchange risk management activities on operating income in 2001, 2000 and 1999 was not material.

     Fair Value of Financial Instruments

     At December 31, 2001 and 2000, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable, borrowings and interest rate, forward and foreign exchange risk management contracts. At December 31, 2001 and 2000, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

	2001		2000

	Carrying		Carrying
	Amount/Notional		Amount/Notional
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Borrowings(1)	$225,726	$224,426	$278,989	$259,489
Risk management contracts(2):
Foreign exchange forwards	$15,583	$(49)	—	—
Foreign exchange options	$39,818	$1,429	—	—
Interest rate swaps	$139,000	$(1,906)	$20,000	$(371)
Interest rate caps	$60,000	—	$60,000	—

(1)	The fair value of borrowings were approximated at carrying value, except for the Senior Subordinated Notes, which were valued at 99% and 85% at December 31, 2001 and 2000, respectively, based upon quoted market prices.

(2)	The fair value of risk management contracts were based upon quotes from outside parties. Fair value amounts change with market conditions and will be substantially offset by changes in the value of the related hedged transaction. A positive fair value represents the amount the Company would receive upon exiting the contracts and a negative fair value represents the amount the Company would pay upon exiting the contracts. The Company intends to hold all contracts to maturity, at which time the fair value will be zero.

     Credit Concentrations

     The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not have realized a material loss as of December 31, 2001 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of investment credit exposure with any one institution. See Note L hereto for information regarding trade receivable credit concentration.

NOTE O – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company’s domestic subsidiaries are guarantors of the Company’s Senior Subordinated Notes. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume that the guarantor subsidiaries were in place for all periods presented. The Company and Subsidiary Guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Notes contain certain covenants which, among other things, restrict the ability of the Subsidiary Guarantors to make distributions to Applica Incorporated. The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors and non-guarantor subsidiaries because it has determined they would not be material to investors.

     Effective December 31, 1999, the Company reorganized its corporate structure whereby certain guarantor subsidiaries were either merged with Applica Consumer Products, Inc. or other guarantor subsidiaries or were dissolved and whose assets were transferred to Applica Consumer Products, Inc.

	Year Ended December 31, 2001

	Applica		Non-
	Incorporated	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Statement of Operations:
Sales and other revenues	$—	$528,932	$511,039	$(312,927)	$727,044
Cost of goods sold	—	387,187	441,773	(312,927)	516,033
Cost of goods sold – reposition	—	—	13,418	—	13,418

Gross profit	—	141,745	55,848	—	197,593
Operating (income) expenses	(1,563)	154,387	32,982	604	186,410
Repositioning charge	—	14,288	529	—	14,817

Operating profit (loss)	1,563	(26,930)	22,337	(604)	(3,634)
Other (income) expense, net	20,927	(31,642)	19,857	11,388	20,530

Earnings (loss) before income taxes and equity in earnings (loss) of joint ventures	(19,364)	4,712	2,480	(11,992)	(24,164)
Equity in earnings (loss) of joint ventures	—	(128)	—	—	(128)
Income taxes (benefit)	—	(2,010)	14,793	(8,637)	4,146

Net earnings (loss)	$(19,364)	$6,594	$(12,313)	$(3,355)	$(28,438)

Balance Sheet:
Cash	$—	$756	$14,987	$—	$15,743
Accounts and other receivables	—	119,355	62,033	—	181,388
Receivables from affiliates	(100,418)	72,734	31,215	—	3,531
Inventories	—	62,997	40,719	—	103,716
Other current assets	—	2,309	11,458	23,775	37,542

Total current assets	(100,418)	258,151	160,412	23,775	341,920
Investments	425,119	113,568	70,493	(607,768)	1,412
Property, plant and equipment, net	—	17,937	64,400	—	82,337
Intangible assets	2,260	230,809	35,975	(61,252)	207,792

Total assets	$326,961	$620,465	$331,280	$(645,245)	$633,461

Notes and acceptances payable	$—	$—	$—	$—	$—
Accounts payable and accrued expenses	1	43,954	61,156	—	105,111
Current maturities of long-term debt	—	—	—	—	—
Deferred income, current portion	—	443	—	—	443
Income taxes payable	—	(176)	7,312	1,106	8,242
Other current liabilities	—	—	—	—	—

Total current liabilities	1	44,221	68,468	1,106	113,796
Long-term debt	220,709	15,963	32,779	(43,725)	225,726
Deferred income, less current portion	—	—	—	—	—
Deferred income taxes	—	22,388	1,727	(24,115)	—

Other long-term liabilities	—	—	—	—	—

Total liabilities	220,710	82,572	102,974	(66,734)	339,522
Shareholders’ equity	106,251	537,893	228,306	(578,511)	293,939

Total liabilities and shareholders’ equity	$326,961	$620,465	$331,280	$(645,245)	$633,461

Cash Flow Information:
Net cash provided by (used in) operating activities	$(21,624)	$57,307	$19,902	$32,327	$87,912
Net cash provided by (used in) investing activities	69,943	(73,445)	(16,219)	(3,482)	(23,203)
Net cash provided by (used in) financing activities	(48,327)	12,548	(1,199)	(28,845)	(65,823)
Cash at beginning	8	4,346	12,503	—	16,857
Cash at end	—	756	14,987	—	15,743

	Year Ended December 31, 2000

	Applica		Non-
	Incorporated	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Statement of Operations:
Sales and other revenue	$—	$559,225	$545,596	$(356,070)	$748,751
Cost of goods sold	—	403,350	466,127	(356,070)	513,407
Cost of goods sold – repositioning	—	16,894	13,189	—	30,083

Gross profit	—	138,981	66,280	—	205,261
Operating (income) expenses	(703)	156,190	37,852	(2,400)	190,939
Repositioning charge	—	3,980	—	—	3,980

Operating profit (loss)	703	(21,189)	28,428	2,400	10,342
Other (income) expense, net	27,367	(15,722)	17,000	34	28,679
Loss on assets held for sale	—	3,644	—	—	3,644

Earnings (loss) before income taxes and equity in earnings (loss) of joint ventures	(26,664)	(9,111)	11,428	2,366	(21,981)
Equity in earnings (loss) of joint ventures	(777)	—	—	—	(777)
Income taxes (benefit)	—	(1,706)	7,967	(7,803)	(1,542)

Net earnings (loss)	$(27,441)	$(7,405)	$3,461	$10,169	$(21,216)

Balance Sheet:
Cash	$8	$4,346	$12,503	—	$16,857
Accounts and other receivables	—	129,870	56,328	—	186,198
Receivables from affiliates	(30,607)	94	33,794	—	3,281
Inventories	—	101,458	59,362	—	160,820
Other current assets	—	9,311	14,513	9,315	33,139

Total current assets	(30,599)	245,079	176,500	9,315	400,295
Investments	425,251	113,123	70,493	(607,342)	1,525
Property, plant and equipment, net	—	17,577	60,623	—	78,200
Intangible assets	—	236,123	11,546	(19,754)	227,915

Total assets	$394,652	$611,902	$319,162	$(617,781)	$707,935

Notes and acceptances payable	$—	$9,765	$3,729	$—	$13,494
Accounts payable and accrued expenses	1	53,773	36,690	—	90,464
Current maturities of long-term debt	18,842	—	—	—	18,842
Deferred income, current portion	—	514	—	—	514
Income taxes payable	—	5,066	1,346	(6,412)	—
Other current liabilities	—	—	—	—	—

Total current liabilities	18,843	69,118	41,765	(6,412)	123,314
Long-term debt	253,475	3,114	16,022	(12,464)	260,147
Deferred income, less current portion	—	—	—	—	—
Deferred income taxes	—	8,070	2,800	(10,870)	—

Total liabilities	272,318	80,302	60,587	(29,746)	383,461
Shareholders’ equity	122,334	531,600	258,575	(588,035)	324,474

Total liabilities and shareholders’ equity	$394,652	$611,902	$319,162	$(617,781)	$707,935

Cash Flow Information:
Net cash provided by (used in) operating activities	$(27,441)	$(715,930)	$(2,109)	$735,933	$(9,547)
Net cash provided by (used in) investing activities	9,832	938,810	(9,309)	(962,357)	(23,024)
Net cash provided by (used in ) financing activities	17,613	(222,473)	14,096	226,424	35,660
Cash at beginning	4	3,939	9,825	—	13,768
Cash at end	8	4,346	12,503	—	16,857

	Year Ended December 31, 1999

	Applica		Non-
	Incorporated	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Statement of Operations:
Sales and other revenue	$—	$560,037	$392,350	$(234,078)	$718,309
Cost of goods sold	—	388,634	329,190	(233,784)	484,040

Gross profit	—	171,403	63,160	(294)	234,269
Operating (income) expenses	(379)	150,092	26,861	442	177,016
Repositioning charge	—	(1,506)	—	—	(1,506)

Operating profit (loss)	379	22,817	36,299	(736)	58,759
Other (income) expense, net	25,327	(3,993)	3,203	308	24,845

Earnings (loss) before income taxes and equity in earnings (loss) of joint ventures	(24,948)	26,810	33,096	(1,044)	33,914
Equity in earnings (loss) of joint ventures	(12,894)	(13,486)	—	13,486	(12,894)
Income taxes (benefit)	—	(2,535)	7,989	(1,277)	4,177

Net earnings (loss)	$(37,842)	$15,859	$25,107	$13,719	$16,843

Balance Sheet:
Cash	$4	$3,939	$9,825	$—	$13,768
Accounts and other receivables	—	130,350	55,112	—	185,462
Receivables from affiliates	(21,858)	(6,317)	31,858	(150)	3,533
Inventories	—	107,199	58,184	(1,677)	163,706
Other current assets	—	21,316	8,047	(5,411)	23,952

Total current assets	(21,854)	256,487	163,026	(7,238)	390,421
Investments	426,334	113,051	70,557	(607,334)	2,608
Property, plant and equipment, net	—	14,443	61,540	—	75,983
Intangible assets	—	466,429	10,781	(231,912)	245,298

Total assets	$404,480	$850,410	$305,904	$(846,484)	$714,310

Notes and acceptances payable	$—	$—	$898	$—	$898
Accounts payable and accrued expenses	1	60,351	39,007	631	99,990
Current maturities of long-term debt	12,842	—	745	—	13,587
Deferred income, current portion	—	585	—	—	585
Income taxes payable	—	(2,180)	6,871	(3,218)	1,473
Other current liabilities	—	10,573	—	—	10,573

Total current liabilities	12,843	69,329	47,521	(2,587)	127,106
Long-term debt	244,316	226,288	8,605	(235,638)	243,571
Deferred income, less current portion	—	236	—	—	236
Deferred income taxes	—	16,253	2,966	(19,219)	—

Total liabilities	257,159	312,106	59,092	(257,444)	370,913

Shareholders’ equity	147,321	538,304	246,812	(589,040)	343,397

Total liabilities and shareholders’ equity	$404,480	$850,410	$305,904	$(846,484)	$714,310

Cash Flow Information:
Net cash provided by (used in) operating activities	$(24,355)	$174,724)	$5,419	$(107,742)	$48,046
Net cash provided by (used in) investing activities	33,940	(103,246)	(39,954)	75,347	(33,913)
Net cash provided by (used in) financing activities	(9,581)	(70,622	27,028	32,395	(20,780)
Cash at beginning	—	3,083	17,332	—	20,415
Cash at end	4	3,939	9,825	—	13,768

SUPPLEMENTAL FINANCIAL DATA

Quarterly Financial Data (Unaudited)

     The quarterly results for the years 2001 and 2000 are set forth in the following table:

				Diluted		Basic
			Net	Earnings		Earnings
			Earnings	(Loss) Per		(Loss) Per
	Sales	Gross Profit	(Loss)	Share		Share

	(In thousands, except per share data)
2001
First quarter	$151,821	$40,424	$(6,283)	$(0.27)		$(0.27)
Second quarter	161,664	47,667	(2,599)	(0.11)		(0.11)
Third quarter	203,201	62,056	8,537	0.35		0.37
Fourth quarter	210,358	47,446	(28,093)	(1.21	)(1)	(1.21)

Total	$727,044	$197,593	$(28,438)	$(1.23	)(2)	$(1.23)

2000
First quarter	$146,691	$44,414	$(3,029)	$(0.13)		$(0.13)
Second quarter	171,411	52,180	(245)	(0.01)		(0.01)
Third quarter	199,397	66,748	8,299	0.35		0.36
Fourth quarter	231,252	41,919	(26,241)	(1.14	)(1)	(1.14)

Total	$748,751	$205,261	$(21,216)	$(0.92	)(2)	$(0.92)

(1)	For information regarding charges incurred for the years 2001 and 2000, see Note A – Summary of Accounting Policies to the Consolidated Financial Statements hereto.

(2)	The sum of the quarters differ from the total for 2001 by $0.01 and for 2000 by $0.01 due to exclusion of anti-dilutive effect of stock options in earnings per share calculation in periods with losses.

SCHEDULE II

Applica Incorporated and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Purchase	Charged to	Charged to			Balance at
	Beginning of	Price	Costs and	Other			End of
Description	Period	Reserves	Expenses	Accounts	Deductions		Period

Year ended December 31, 2001
Reserves deducted from assets to which they apply:
Allowance for possible losses on accounts receivable	$8,049	—	$5,564	—	(1,552	)(2)	12,061

Year ended December 31, 2000
Reserves deducted from assets to which they apply:
Allowance for possible losses on accounts receivable	$8,761	$(2,293)	$2,671	$253 (1)	$(1,343	)(2)	$8,049

Year ended December 31, 1999
Reserves deducted from assets to which they apply:
Allowance for possible losses on accounts receivable	7,367	(1,324)	4,228	25 (1)	(1,535	)(2)	8,761

(1)	Recoveries of amounts previously written off against the reserve.

(2)	Write-off of accounts receivable against the reserve.