Form 10-Q
period 2002-03-31
APPLICA INC
filed 2002-05-08
CIK 217084

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10177

APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-1028301 (I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida	33014

(Address Of Principal Executive Offices)	(Zip Code)

(305) 362-2611

(Registrant’s Telephone Number, Including Area Code)

Former Name, If Changed Since Last Report:

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes       ☒                    No       ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on May 1, 2002

Common Stock, $.10 par value	23,359,203

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31,
	2002	December 31,
	(Unaudited)	2001

	(In thousands)

Assets

Current Assets:

Cash and cash equivalents	$10,674	$15,743

Accounts and other receivables, less allowances of $9,539 in 2002 and $12,061 in 2001	144,487	181,388

Receivables from affiliates	3,744	3,531

Inventories	107,994	103,716

Prepaid expenses and other	17,650	13,204

Refundable income taxes	539	689

Future income tax benefits	27,557	23,649

Total current assets	312,645	341,920

Investment in Joint Ventures	1,396	1,412

Property, Plant and Equipment — at cost, less accumulated depreciation of $105,743 in 2002 and $100,961 in 2001	80,919	82,337

Future Income Tax Benefits, Non-Current	50,500	8,055

Goodwill	49,488	170,764

Other Intangibles	23,549	24,648

Other Assets	5,691	4,325

Total Assets	$524,188	$633,461

Liabilities and Shareholders’ Equity

Current Liabilities:

Notes and acceptance payable	$3,997	—

Accounts payable	43,249	$38,140

Accrued expenses	53,563	66,971

Current taxes payable	5,434	8,242

Deferred income	425	443

Total current liabilities	106,668	113,796

Other Long-Term Liabilities	3,502	—

Long-Term Debt	201,243	225,726

Shareholders’ Equity:

Common stock — authorized:75,000 shares of $.10 par value; issued and outstanding: 23,343 shares in 2002 and 23,319 shares in 2001	2,334	2,332

Paid-in capital	154,248	154,049

Retained earnings	63,018	145,028

Notes receivable — officer	(1,496)	(1,496)

Accumulated other comprehensive earnings (loss)	(5,329)	(5,974)

Total shareholders’ equity	212,775	293,939

Total liabilities and shareholders’ equity	$524,188	$633,461

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,

	2002		2001

	(In thousands, except per share data)

Net sales	$143,058	100.0%	$151,821	100.0%

Cost of goods sold	101,668	71.1	111,397	73.4

Gross profit	41,390	28.9	40,424	26.6

Selling, general and administrative expenses:

Operating expenses	42,318	29.6	42,693	28.1

Repositioning charge	362	0.2	—	—

Operating earnings (loss)	(1,290)	(0.9)	(2,269)	(1.5)

Other expense (income):

Interest expense	3,815	2.7	6,683	4.4

Interest and other income	(340)	(0.2)	(462)	(0.3)

	3,475	2.5	6,221	4.1

Earnings (loss) before equity in net earnings (loss) of joint ventures, income taxes and cumulative effect of change in accounting principle	(4,765)	(3.4)	(8,490)	(5.6)

Equity in net earnings (loss) of joint ventures	(96)	(0.0)	—	—

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(4,861)	(3.4)	(8,490)	(5.6)

Income tax expense (benefit)	(1,680)	(1.2)	(2,207)	(1.5)

Earnings (loss) before cumulative effect of change in accounting principle	(3,181)	(2.2)	(6,283)	(4.1)

Cumulative effect of change in accounting principle, net of tax benefit of $42,447.	(78,829)	(55.1)	—	—

Net earnings (loss)	$(82,010)	(57.3)%	$(6,283)	(4.1)%

Earnings per common share:

Earnings (loss) before cumulative effect of change in accounting principle	$(0.14)		$(0.27)

Cumulative effect of change in accounting principle	(3.37)		—

Basic and diluted earnings (loss) per common share	$(3.51)		$(0.27)

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)

Cash flows from operating activities:

Net earnings (loss)	$(82,010)	$(6,283)

Reconciliation to net cash provided by (used in) operating activities:

Depreciation of property, plant and equipment	4,831	4,883

Amortization of intangible assets	2,287	4,240

Cumulative effect of change in accounting principle	78,829	—

Net change in allowance for losses on accounts receivable	(2,522)	150

Equity in net earnings (loss) of joint venture	96	—

Consulting expense on non-employee stock options	26	13

Net change in deferred income	(18)	(18)

Changes in assets and liabilities:

Accounts and other receivables	39,423	38,667

Inventories	(4,278)	19,786

Prepaid expenses and other	(4,446)	(258)

Other assets	(1,909)	—

Accounts payable and accrued expenses	(8,299)	(26,575)

Current and deferred income taxes	(6,564)	(3,935)

Other liabilities	3,502	—

Other accounts	—	576

Net cash provided by (used in) operating activities	$18,948	$31,246

Cash flows from investing activities:

Additions to property, plant and equipment	(3,413)	(6,035)

Distributions from (investments in) joint ventures — net	(80)	129

Receivables from affiliates	(197)	—

Net cash used in (provided by) investing activities	(3,690)	(5,906)

Cash flows from financing activities:

Notes and acceptances	3,997	1,486

Long-term debt – net	(24,483)	(32,709)

Interest receivable from officer	(16)	(36)

Exercises of stock options and issuance of common stock under employee stock purchase plan	175	—

Net cash (used in) provided by financing activities	(20,327)	(31,259)

Decrease in cash and cash equivalents	(5,069)	(5,919)

Cash and cash equivalents at beginning of period	15,743	16,857

Cash and cash equivalents at end of period	$10,674	$10,938

Supplemental Disclosures of Cash Flow Information:

Cash paid during the three-month period ended March 31:

Interest	$7,291	$9,400

Income taxes	$4,884	$1,163

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

1. SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

      The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the remaining quarters or the year ending December 31, 2002 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications

      Certain prior period amounts have been reclassified for comparability.

Receivables from Affiliates

      Receivables from affiliates include the current portion of receivables due from Applica’s joint ventures partners and certain executive officers of Applica. These receivables are due upon demand or upon termination of the applicable employment contract and bear interest at prevailing market interest rates. Receivables due from Applica’s executive officers are unsecured.

Foreign Currency Reporting — Argentina

      Effective January 1, 2002, the functional currency of the Argentinean operation was changed from the Argentinean peso to the US dollar. Accordingly, Applica recognized a $1.7 million translation loss for the three months ended March 31, 2002.

Inventories

      Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	March 31,	December 31,
	2002	2001

	(In thousands)

Raw materials	$4,264	$4,264

Work in process	4,039	4,039

Finished goods	99,691	95,413

	$107,994	$103,716

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

2. SHAREHOLDERS’ EQUITY

Earnings Per Share

      Basic shares for the three-month periods ended March 31, 2002 and 2001 were 23,342,893 and 23,090,382, respectively. All common stock equivalents have been excluded from the diluted per share calculations in the three-month periods ended March 31, 2002 and 2001 as their inclusion would have been anti-dilutive.

3. COMMITMENTS AND CONTINGENCIES

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

      In January 2002, Applica reached an agreement in principle to settle the securities class action litigation and the related derivative claims for approximately $11.0 million in cash. Applica took a charge of approximately $1.0 million in the fourth quarter of 2001 for expenses related to the litigation, $550,000 of which was paid in the first quarter of 2002. All other amounts related to the settlement of the litigation are expected to be covered under Applica’s insurance policies. Under the terms of the settlement, all claims against Applica and all other defendants will be dismissed without any admission of liability or wrongdoing. Settlement is subject to final documentation and court approval. Failure of the court to approve the settlement could result in significant changes in estimated exposures. Details regarding the shareholder litigation settlement will be communicated to potential class members prior to final court approval.

      Salton Litigation. Applica is also a defendant in Salton, Inc. v Windmere-Durable Holdings, Inc. and Windmere Corporation, which was filed in the United States District Court, Northern District of Illinois in January 2001. Discovery procedures have been initiated and are ongoing.

      Toaster Recall. In February 2002, Applica Consumer Products, Inc., in cooperation with the U.S. Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® two-slice and four-slice toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. In connection therewith, Applica took a charge of $13.4 million in the fourth quarter of 2001 relating to the estimated expenses of such recalls. Management does not believe the ultimate liability will be materially different.

      Currently, no cases have been filed in connection with property damage or bodily injury relating to the recalled toasters; however, several claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

4. REPOSITIONING AND OTHER CHARGES

      In the fourth quarter of 2001, Applica recorded charges relating to several events in the aggregate amount of $14.8 million. These charges included $6.8 million relating to Applica’s decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. In addition, $5.2 million of charges related to Applica’s execution of a new four-year senior secured revolving credit facility and write-off of fees and expenses associated with the prior credit facility. Also included in the charge was $1.5 million relating to the devaluation of the Argentinean peso and $1.0 million related to the settlement of the shareholder class action litigation.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

      Additionally, Applica Consumer Products, Inc., Applica’s U.S. operating subsidiary, in cooperation with the U.S. Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker®two-slice and four-slice toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. In connection therewith, Applica took a charge of $13.4 million in the fourth quarter of 2001 relating to the estimated expenses of such recalls.

      Accrued liabilities as of December 31, 2001 relating to the 2001 repositioning and other charges were as follows:

			Amount
	Amount Accrued at		Accrued at
Activity	December 31, 2001	Amount Paid	March 31, 2002

	(In thousands)

Recall	$13,418	$3,952	$9,466

Back-office consolidation	5,179	100	5,079

Shareholder litigation settlement	1,000	550	450

	$19,597	$4,602	$14,995

      In addition, during 2002, Applica expects to incur an additional $10.0 million in expenses relating to the consolidation of facilities and functions that did not qualify for accrual at December 31, 2001. These expenses will primarily consist of recruitment, severance and moving costs. During the first quarter of 2002, Applica incurred an expense of $362,000 related to the consolidation.

5. GOODWILL AND INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting requirements for goodwill and other intangible assets. The new standards require that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

      Applica applied the provisions of SFAS 142 beginning on January 1, 2002 and performed a transitional fair valued based impairment test. Based on the initial impairment test, Applica recognized a non-cash adjustment of $121.3 million ($78.8 million, or $3.37 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value, which was estimated using a combination of market-multiples, comparable transactions and discounted cash flow methodologies. Under SFAS 142, the impairment adjustment was reflected as a cumulative effect of change in accounting principle in the first quarter of 2002. Per the provisions of SFAS 142, Applica will no longer record annual amortization of $5.0 million per year.

      SFAS 142 requires the allocation of purchase price, including goodwill, at a reporting unit level, which is defined as “an operating segment or one level below an operating segment”. During the fourth quarter of 2001, Applica began reporting its operations as one business segment. Previously, Applica had reported three business segments. The change to one business segment was made to conform to organizational changes Applica made in the management of its business to more effectively utilize and deploy its assets on a world-wide basis.

      The carrying amount of goodwill attributable to Applica is as follows:

	December 31,	Impairment	March 31,
	2001	Adjustment	2002

	(In thousands)

Consolidated goodwill, net of accumulated amortization	$170,764	$(121,276)	$49,488

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

      In connection with adopting SFAS 142, Applica also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of Applica’s intangible assets subject to amortization are as follows:

		March 31, 2002		December 31, 2001

		Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

	(Years)
		(In thousands)

Licenses	6.5	$49,200	$(27,340)	$48,200	$(25,525)

Contract-Based	1.5	16,651	(14,962)	16,651	(14,678)

		$65,851	$(42,302)	$64,851	$(40,203)

      Amortization expense for intangible assets during the first quarter of 2002 was $2.1 million. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)

2002	$8,113

2003	8,090

2004	7,980

2005	828

2006	161

2007	161

      The following table adjusts earnings and earnings per share for the adoption of SFAS 142:

	Three Months Ended March 31,
	2002	2001

	(In thousands, except per share
	amounts)

Reported net earnings (loss)	$(82,010)	$(6,283)

Add: Goodwill amortization, net of tax	—	925

Adjusted net earnings (loss)	(82,010)	(5,358)
Add: cumulative effect of change in accounting principle, net of tax	78,829	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$(3,181)	$(5,358)

Basic and diluted earnings per share:

Reported net earnings (loss)	$(3.51)	$(0.27)

Add: Goodwill amortization, net of tax	—	0.04

Adjusted net earnings (loss)	(3.51)	(0.23)

Add: cumulative effect of change in accounting principle	3.37	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$(0.14)	$(0.23)

6. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      Applica Incorporated’s domestic subsidiaries are guarantors of its 10% Senior Subordinated Notes due 2008. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Applica Incorporated (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of Applica. The results of operations and cash flows presented below assume that the guarantor subsidiaries were in place for all periods presented. Applica Incorporated and the Subsidiary Guarantors have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The Subsidiary Guarantors are wholly-owned subsidiaries of Applica and have fully and unconditionally guaranteed the Notes on a joint and several basis. The Notes contain certain covenants that, among other things, restrict the ability of the Subsidiary Guarantors to make distributions to Applica Incorporated.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2001

	Applica		Non-
	Incorporated	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)

Statement of Operations:

Net sales	$—	$109,372	$109,633	$(75,947)	$143,058

Cost of goods sold	—	72,346	105,269	(75,947)	101,668

Gross profit	—	37,026	4,364	—	41,390

Operating (income) expenses	(207)	34,033	8,492	—	42,318

Repositioning charge	—	362	—	—	362

Operating earnings (loss)	207	2,631	(4,128)	—	(1,290)

Other (income) expense, net	(21)	3,914	(118)	(300)	3,475

Earnings (loss) before equity in net earnings (loss) of joint ventures and income taxes and cumulative effect of change in accounting principle	228	(1,283)	(4,010)	300	(4,765)

Equity in net earnings (loss) of joint ventures	—	(96)	—	—	(96)

Income tax expense (benefit)	—	3	2,443	(4,126)	(1,680)

Earnings (loss) before cumulative effect of change in accounting principle	228	(1,382)	(6,453)	4,426	(3,181)

Cumulative effect of change in accounting principle	—	(118,141)	—	39,312	(78,829)

Net earnings (loss)	$228	$(119,523)	$(6,453)	$43,738	$(82,010)

Balance Sheet:

Cash and cash equivalents	$—	$2,023	$8,651	$—	$10,674

Accounts and other receivables, net	—	99,800	44,687	—	144,487

Receivables from affiliates	(120,395)	72,306	51,833	—	3,744

Inventories	—	66,396	41,598	—	107,994

Other current assets	—	3,707	14,482	27,557	45,746

Total current assets	(120,395)	244,232	161,251	27,557	312,645

Investment in joint ventures	425,119	113,553	70,476	(607,752)	1,396

Property, plant and equipment, net	—	16,739	64,180	—	80,919

Other assets	2,281	113,255	32,027	(18,335)	129,228

Total assets	$307,005	$487,779	$327,934	$(598,530)	$524,188

Notes and acceptance payable	$—	$—	$3,997	$—	$3,997

Accounts payable and accrued expenses	20	29,812	66,980	—	96,812

Current maturities of long-term debt	—	—	—	—	—

Deferred income	—	425	—	—	425

Current taxes payable	—	(176)	4,504	1,106	5,434

Total current liabilities	20	30,061	75,481	1,106	106,668

Long-term debt	200,306	17,590	29,698	(46,351)	201,243

Future income tax liabilities	—	22,388	2,070	(24,458)	—

Other long-term liabilities	—	—	—	3,502	3,502

Total liabilities	200,326	70,039	107,249	(66,201)	311,413

Shareholders’ equity	106,679	417,740	220,685	(532,329)	212,775

Total liabilities and shareholders’ equity	$307,005	$487,779	$327,934	$(598,530)	$524,188

Cash Flow Information:

Net cash provided by (used in) operating activities	$226	$117,865	$22,031	$(121,254)	$18,868

Net cash provided by (used in) investing activities	19,977	546	(24,118)	(15)	(3,610)

Net cash provided by (used in) financing activities	(20,203)	(117,144)	(4,249)	121,269	(20,327)

Cash at beginning	—	756	14,987	—	15,743

Cash at end	—	2,023	8,651	—	10,674

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2001

	Applica		Non-
	Incorporated	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)

Statement of Operations:

Net sales	$—	$117,655	$93,228	$(59,062)	$151,821

Cost of goods sold	—	90,335	80,124	(59,062)	111,397

Gross profit	—	27,320	13,104	—	40,424

Operating (income) expenses	(318)	34,932	7,720	359	42,693

Operating earnings (loss)	318	(7,612)	5,384	(359)	(2,269)

Other (income) expense, net	6,016	(5)	210	—	6,221

Earnings (loss) before income taxes	(5,698)	(7,607)	5,174	(359)	(8,490)

Income tax expense (benefit)	—	4	2,841	(5,052)	(2,207)

Net earnings (loss)	$(5,698)	$(7,611)	$2,333	$4,693	$(6,283)

Balance Sheet:

Cash and cash equivalents	$13	$1,342	$9,583	$—	$10,938

Accounts and other receivables, net	—	96,280	51,101	—	147,381

Receivables from affiliates	(68,527)	13,113	58,731	—	3,317

Inventories	—	83,740	57,294	—	141,034

Other current assets	—	7,713	15,257	12,862	35,832

Total current assets	(68,514)	202,188	191,966	12,862	338,502

Investments in joint ventures	425,121	113,124	70,493	(607,342)	1,396

Property, plant and equipment, net	—	18,089	61,263	—	79,352

Other assets	—	234,117	10,232	(18,890)	225,459

Total assets	$356,607	$567,518	$333,954	$(613,370)	$644,709

Notes and acceptances payable	$—	$—	$14,980	$—	$14,980

Accounts payable and accrued expenses	17	21,003	42,869	—	63,889

Current maturities of long-term debt	19,342	—	—	—	19,342

Deferred income	—	496	—	—	496

Current taxes payable	—	5,747	1,217	(6,964)	—

Total current liabilities	19,359	27,246	59,066	(6,964)	98,707

Long-term debt	220,596	(6,787)	15,690	(16,137)	226,936

Future income tax liabilities	—	8,461	2,409	(10,870)	—

Other long-term liabilities	—	707	—	—	707

Total liabilities	239,955	43,201	77,165	(33,971)	326,350

Shareholders’ equity	116,652	524,317	256,789	(579,399)	318,359

Total liabilities and shareholders’ equity	$356,607	$567,518	$333,954	$(613,370)	$644,709

Cash Flow Information:

Net cash provided by (used in) operating activities	$(5,682)	$10,428	$35,462	$(8,962)	$31,246

Net cash provided by (used in) investing activities	38,050	(17,105)	(33,931)	7,080	(5,906)

Net cash provided by (used in) financing activities	(32,363)	3,673	(4,451)	1,882	(31,259)

Cash at beginning	8	4,346	12,503	—	16,857

Cash at end	13	1,342	9,583	—	10,938

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

      The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month periods ended March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.

Forward Looking Statement Disclosure

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipate,” “projects,” “management believes,” “Applica believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors. These factors include, but are not limited to:

•	Uncertainties regarding the impact of the terrorist activities and the public’s confidence in general.

•	The failure of our growth strategy.

•	Our inability to renew the Black & Decker® Trademark License Agreement beyond December 2006.

•	The infringement or loss of our proprietary rights.

•	Any significant decline in purchases by our larger customers or pressure from these customers to reduce prices.

•	The bankruptcy or loss of any major retail customer or supplier.

•	Weakness in the U.S. retail market and changes in product mix.

•	Uncertainties in Latin America.

•	The financial condition of the retail industry.

•	Fluctuations in cost and availability of raw materials and components.

•	Product recalls and product liability claims against us or other regulatory actions.

•	Changing conditions in foreign countries.

•	Changes in trade relations with China.

•	Currency fluctuations in our international operations.

•	Changes in retailer inventory management or failure of our logistical systems.

•	Our ability to develop new and innovative products and customer acceptance of such products.

•	An extended interruption in the operation of our manufacturing facilities.

•	Production-related risks that could jeopardize our ability to realize anticipated sales and profits.

•	Seasonality of our operating results.

•	Competition with other large companies that produce similar products.

•	The success of our advertising, marketing and promotional programs.

•	Adverse effects of newly acquired businesses or product lines.

•	Our debt agreements contain covenants that restrict our ability to take certain actions.

•	Government regulations.

      Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Applica may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements. Applica undertakes no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the filing of this Quarterly Report on Form 10-Q.

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

Results of Operations

      The operating results of Applica expressed as a percentage of sales are set forth below:

	Three Months
	Ended March 31,

	2002	2001

Net sales	100.0%	100.0%

Cost of goods sold	71.1	73.4

Gross profit	28.9	26.6

Selling, general and administrative expenses:

Operating expenses	29.6	28.1

Repositioning charge	0.2	—

Operating earnings (loss)	(0.9)	(1.5)

Other expense (income)	2.5	4.1

Equity in net earnings (loss) of joint ventures	—	—

Income taxes expense (benefit)	(1.2)	(1.5)

Earnings (loss) before cumulative effect of change in accounting principle	(2.2)	(4.1)

Cumulative effect of change in accounting principle, net of tax	(55.1)	—

Net earnings (loss)	(57.3)%	(4.1)%

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

      Net Sales. Sales for Applica decreased by $8.8 million to $143.1 million, a decrease of 5.8% over the first quarter of 2001. The decrease was primarily the result of decreases of $14.8 million in sales of Windmere branded and other products and $3.3 million in sales of electronic products. The decrease was partially offset by increases of $4.5 million in contract manufacturing sales, $2.9 million in sales of professional personal care products and $1.9 million in LitterMaid sales. Black & Decker branded product sales remained flat. During the quarter, Applica experienced a decrease of $8.1 million in sales to two of its large retail customers as the result of bankruptcy proceedings, one of which is currently in liquidation.

      Gross Profit Margin. Applica’s gross profit margin was 28.9% in the first quarter of 2002 as compared to 26.6% for the same period in 2001. The gross profit margins increased in the first quarter as Applica returned to normal production levels at its manufacturing facilities. Additionally, Applica experienced an improved product mix in the 2002 first quarter. Applica expects gross margins to improve in the future as the result of normal production at its manufacturing facilities and the introduction of new higher-margin products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for Applica remained relatively flat at $42.3 million for the first quarters of 2002 and 2001. Such expenses increased as a percentage of sales to 29.6% from 28.1% in the 2001 period. In the first quarter of 2002, amortization expense decreased by $2.0 million primarily as the result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets”. Additionally, distribution and freight costs decreased by $1.2 million during the quarter as the result of lower inventories. However, the decreases were offset by an exchange loss of $1.7 million related to the continuing devaluation of the Argentinean peso and an increase of $800,000 in advertising and promotional expenses.

      In the first quarter of 2002, Applica incurred expenses of $362,000 relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. These expenses did not qualify for accrual at December 31, 2001. Such consolidation will be completed in the third quarter of 2002. Applica expects to incur an additional $9.6 million in expenses relating to the consolidation during the remainder of 2002.

      In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

      Applica applied the provisions of SFAS 142 beginning on January 1, 2002 and performed a transitional fair valued based impairment test. Based on its initial impairment tests, Applica recognized an adjustment of $121.3 million ($78.8 million, or $3.37 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value. Under SFAS 142, the impairment adjustment was reflected as a cumulative effect of change in accounting principle in the first quarter of 2002. Additionally, Applica will no longer record annual amortization of $5.0 million per year.

      For additional information regarding SFAS 142, see Note 6 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.

      Interest Expense. Interest expense decreased by $2.9 million, or 42.9%, to $3.8 million for the three months ended March 31, 2002, as compared to $6.7 million for the 2001 period. Such decrease was largely the result of the reduction of debt by $56.1 million to $205.2 million, as compared to $261.3 million as of March 31, 2001, and lower interest rates.

      Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. In the first quarter of 2002, Applica used an effective tax rate of 35%, as compared to 26% for the first quarter of 2001. The higher rate results from Applica’s intent to repatriate earnings from certain of its foreign subsidiaries in 2002.

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

      Earnings Per Share. All common stock equivalents were excluded from the per share calculations in the first quarter of 2002 and 2001 as Applica incurred a net loss in the periods and such inclusion would have been anti-dilutive.

Liquidity and Capital Resources

      At March 31, 2002, Applica’s working capital was $206.0 million, as compared to $239.8 million at March 31, 2001. At March 31, 2002 and 2001, Applica’s current ratio was 2.9 to 1 and 3.4 to 1, respectively, and its quick ratio was 1.5 to 1 and 2.0 to 1. The decrease in working capital primarily reflected decreases in inventory.

      Cash balances remained flat at $10.7 million for the quarter ended March 31, 2002.

      The net cash provided by operating activities totaled $18.9 million in the first quarter of 2002, as compared to cash provided by operating activities of $31.2 million in 2001. The change primarily reflected continued improvements in working capital.

      Cash used in investing activities totaled approximately $3.6 million for the period, as compared to $5.9 million for 2001, and consisted primarily of equipment at Applica’s manufacturing facilities and tooling for new products.

      Cash used in financing activities totaled approximately $20.3 million in the period, as compared to $31.3 million provided by financing activities in 2001, reflecting a net reduction in long-term borrowings.

      Certain of Applica’s foreign subsidiaries have approximately $39.5 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. Outstanding borrowings by Applica’s Hong Kong subsidiaries are primarily in Hong Kong dollars.

      Applica’s primary sources of liquidity are its cash flow from operations and borrowings under its $205 million four-year asset-based senior secured revolving credit facility. As of May 1, 2002, Applica was borrowing approximately $70.0 million under the facility and had approximately $46.7 million available for future cash borrowings. Advances under the facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories. The credit facility includes a $10,000,000 sublimit for the issuance of letters of credit. All amounts outstanding under the credit facility are payable on December 28, 2005.

      At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin which is determined by Applica’s leverage ratio and is currently set at 2.35% (4.23% at March 31, 2002); or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin, currently 0.35% (5.10% at March 31, 2002).

      Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin, currently 0.35% (5.10% at March 31, 2002).

      In April 2002, Applica Consumer Products, Inc., Applica’s U.S. operating subsidiary, entered into a five-year $6.0 million mortgage on its headquarters building located in Miami Lakes, Florida. The mortgage loan bears interest at an annual rate of 7.25%, with monthly principal and interest payments based on a 20-year amortization. A final balloon payment is due at the end of the term. The mortgage is secured by the property and the building located thereon.

      Applica’s aggregate capital expenditures for the quarter ended March 31, 2002 were $3.4 million, as compared to $5.9 million for 2001. Applica anticipates that the total capital expenditures for 2002 will be approximately $25.0 million, which includes the cost of equipment at our manufacturing facilities and tooling for new products. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facility.

      At March 31, 2002, debt as a percent of total capitalization was 49.1%, as compared to 43.4% at December 31, 2001. The increase was primarily due to the reduction in shareholders’ equity as the result of the non-cash goodwill write-down required by SFAS 142.

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

      Applica is also involved in certain ongoing litigation. See Part II. “Item 1 — Legal Proceedings.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

      Applica is exposed to the impact of interest rate changes. Applica’s objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its borrowings. Applica maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

      It is Applica’s policy to enter into interest rate risk management transactions only to the extent considered necessary to meet its objectives as set forth above. Applica does not enter into interest rate risk management transactions for speculative purposes.

      Outstanding as of March 31, 2002 were interest rate management contracts on $189.0 million notional principal amount with a negative fair value of $4.0 million. In addition, Applica had an $80.0 million forward starting interest rate cap with a positive fair value of $0.5 million. The negative/positive market value represents the amount Applica would pay/receive upon exiting the contracts at March 31, 2002 and was determined based on quotes obtained from Applica’s financial institutions. The net negative market value related to interest rate risk management contracts of $3.5 million is included as other long-term liabilities as of March 31, 2002. The negative market value related to the fair value hedge of $2.7 million is also included (as a decrease to) long-term debt. Applica does not intend to exit these contracts at this time.

      Significant interest rate risk management instruments held by Applica as of March 31, 2002 included pay-floating swaps, pay-fixed swaps and interest rate caps. The pay-floating swap effectively converts medium term obligations to LIBOR-rate indexed variable-rate instruments. Pay-fixed swaps effectively convert floating-rate obligations to fixed-rate instruments. Interest rate caps provide protection against rising interest rates. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. For the period ending March 31, 2002, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

      The impact of interest rate risk management activities on income during the quarter ending March 31, 2002 was not material.

Foreign Exchange Risk Management

      Applica transacts business globally and is subject to risks associated with changing foreign exchange rates. Applica’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus attention on core business issues and challenges. By policy, Applica maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures for periods not to exceed twenty-four months. The gains and losses on these contracts offset changes in the value of the related exposures.

      It is Applica’s policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as set forth above. Applica does not enter into foreign currency transactions for speculative purposes.

      Outstanding as of March 31, 2002 were $54.1 million notional of contracts to purchase and/or sell foreign currency forward with a fair market value of approximately $1.8 million. The market value represents the amount Applica would receive upon exiting the contracts at March 31, 2002 and was determined based on quotes obtained from Applica’s financial institutions. This amount is included in prepaid expenses and other assets as of March 31, 2002. Applica does not intend to exit these contracts at this time.

      Applica enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and forecasted foreign currency revenues. Applica uses option strategies and forward contracts that provide for the sale of foreign currencies to hedge forecasted revenues and expenses. Applica also uses forward contracts to hedge foreign currency assets and liabilities. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Mexican peso, Chinese renminbi, Hong Kong dollar and Canadian dollar.

      The impact of foreign exchange risk management activities on operating income during the quarter ending March 31, 2002 was not material.

Additional Information

      For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

      Toaster Recall. In February 2002, Applica Consumer Products, Inc., in cooperation with the U.S. Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® two-slice and four-slice toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. In connection therewith, Applica took a charge of $13.4 million in the fourth quarter of 2001 relating to the estimated expenses of such recalls. Management does not believe the ultimate liability will be materially different.

      Currently, no cases have been filed in connection with property damage or bodily injury relating to the recalled toasters; however, several claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

APPLICA INCORPORATED (Registrant)

May 6, 2002	By: /s/ HARRY D. SCHULMAN Harry D. Schulman President, Chief Operating Officer and Secretary

May 6, 2002	By: /s/ TERRY L. POLISTINA Terry L. Polistina Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)