Form 10-Q
period 2002-06-30
APPLICA INC
filed 2002-08-06
CIK 217084

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10177

APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida	33014

(Address Of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on July 31, 2002

Common Stock, $.10 par value	23,466,811

APPLICA INCORPORATED

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets

	June 30, 2002	December 31,
	(Unaudited)	2001

	(In thousands)
Current Assets:
Cash and cash equivalents	$7,685	$15,743
Accounts and other receivables, less allowances of $7,992 in 2002 and $10,499 in 2001	150,071	182,950
Receivables from affiliates	4,124	3,531
Inventories	120,786	103,716
Prepaid expenses and other	18,382	11,865
Refundable income taxes	865	689
Future income tax benefits	32,909	23,649

Total current assets	334,822	342,143
Investment in Joint Ventures	1,396	1,412
Property, Plant and Equipment - at cost, less accumulated depreciation of $110,831 in 2002 and $100,961 in 2001	81,132	82,337
Future Income Tax Benefits, Non-Current	49,789	8,055
Goodwill	59,133	170,764
Other Intangibles	28,670	24,648
Other Assets	5,477	4,325

Total Assets	$560,419	$633,684

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$5,453	—
Current maturities of long-term debt	574	—
Accounts payable	60,221	$38,140
Accrued expenses	64,872	68,533
Current taxes payable	3,705	6,903
Deferred income	408	443

Total current liabilities	135,233	114,019
Other Long-Term Liabilities	938	—
Long-Term Debt, less current maturities	216,696	225,726
Shareholders’ Equity:
Common stock – authorized:75,000 shares of $.10 par value; issued and outstanding: 23,449 shares in 2002 and 23,319 shares in 2001	2,345	2,332
Paid-in capital	155,056	154,049
Retained earnings	60,961	145,028
Notes receivable – officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(9,314)	(5,974)

Total shareholders’ equity	207,552	293,939

Total liabilities and shareholders’ equity	$560,419	$633,684

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,

	2002		2001

	(In thousands, except per share data)
Net sales	$168,039	100.0%	$161,664	100.0%
Cost of goods sold	114,651	68.2	113,997	70.5

Gross profit	53,388	31.8	47,667	29.5
Selling, general and administrative expenses:
Operating expenses	48,177	28.7	45,992	28.5
Repositioning charge	4,884	2.9	—	—

Operating earnings (loss)	327	0.2	1,675	1.0
Other expense (income):
Interest expense	3,842	2.3	5,688	3.5
Interest and other income	(406)	(0.2)	(508)	(0.3)

	3,436	2.1	5,180	3.2

Earnings (loss) before equity in net earnings (loss) of joint ventures and income taxes	(3,109)	(1.9)	(3,505)	(2.2)
Equity in net earnings (loss) of joint ventures	(89)	(0.0)	—	—

Earnings (loss) before income taxes	(3,198)	(1.9)	(3,505)	(2.2)
Income tax expense (benefit)	(1,141)	(0.7)	(906)	(0.6)

Net earnings (loss)	$(2,057)	(1.2)%	$(2,599)	(1.6)%

Earnings per common share:
Basic and diluted earnings (loss) per common share	$(0.09)		$(0.11)

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,

	2002		2001

	(In thousands, except per share data)
Net sales	$311,097	100.0%	$313,485	100.0%
Cost of goods sold	216,319	69.5	225,394	71.9

Gross profit	94,778	30.5	88,091	28.1
Selling, general and administrative expenses:
Operating expenses	90,495	29.1	88,685	28.3
Repositioning charge	5,246	1.7	—	—

Operating earnings (loss)	(963)	(0.3)	(594)	(0.2)
Other expense (income):
Interest expense	7,657	2.4	12,371	3.9
Interest and other income	(746)	(0.2)	(970)	(0.3)

	6,911	2.2	11,401	3.6

Earnings (loss) before equity in net earnings (loss) of joint ventures, income taxes and cumulative effect of change in accounting principle	(7,874)	(2.5)	(11,995)	(3.8)
Equity in net earnings (loss) of joint ventures	(185)	(0.1)	—	—

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(8,059)	(2.6)	(11,995)	(3.8)
Income tax expense (benefit)	(2,821)	(0.9)	(3,113)	(1.0)

Earnings (loss) before cumulative effect of change in accounting principle	(5,238)	(1.7)	(8,882)	(2.8)
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	(78,829)	(25.3)	—	—

Net earnings (loss)	$(84,067)	(27.0)%	$(8,882)	(2.8)%

Earnings per common share:
Earnings (loss) before cumulative effect of change in accounting principle	$(0.22)		$(0.38)
Cumulative effect of change in accounting principle	(3.37)		—

Basic and diluted earnings (loss) per common share	$(3.59)		$(0.38)

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(84,067)	$(8,882)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	9,984	9,753
Amortization of intangible assets	4,575	9,341
Cumulative effect of change in accounting principle, net of tax	78,829	—
Net change in allowance for losses on accounts receivable	(2,644)	(118)
Equity in net earnings (loss) of joint venture	185	—
Consulting expense on non-employee stock options	52	25
Net change in deferred income	(35)	(36)
Changes in assets and liabilities:
Accounts and other receivables	38,279	29,425
Inventories	(15,946)	26,671
Prepaid expenses and other	(6,482)	(2,784)
Other assets	(5,659)	1,178
Accounts payable and accrued expenses	17,226	(5,339)
Current and deferred income taxes	(11,566)	(6,943)
Other liabilities	509	—

Net cash provided by (used in) operating activities	$23,240	$52,291
Cash flows from investing activities:
Purchase of Weitech, Inc.	(17,002)	—
Additions to property, plant and equipment	(8,499)	(14,905)
Distributions from (investments in) joint ventures – net	(169)	130
Receivables from affiliates	(559)	(124)

Net cash (used in) provided by investing activities	(26,229)	(14,899)
Cash flows from financing activities:
Notes payable	2,453	(11,239)
Long-term debt – net	(8,456)	(33,104)
Exercise of stock options and issuance of common stock under employee stock purchase plan	968	461
Interest receivable from officer	(34)	—

Net cash (used in) provided by financing activities	(5,069)	(43,882)
Decrease in cash and cash equivalents	(8,058)	(6,490)
Cash and cash equivalents at beginning of period	15,743	16,857

Cash and cash equivalents at end of period	$7,685	$10,367

Supplemental Disclosures of Cash Flow Information:
Cash paid during the six-month period ended June 30:
Interest	$8,097	$11,434
Income taxes	$9,099	$3,254

Non-cash investing and financing activities:

     On May 31, 2002, Applica Consumer Products, Inc., the U.S. operating subsidiary, purchased all of the outstanding shares of Weitech, Inc. in exchange for $17,002,094 in cash and $3,000,000 of notes payable.

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1.   SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the remaining quarters or the year ending December 31, 2002 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Foreign Currency Reporting — Argentina

     Effective January 1, 2002, the functional currency of the Argentinean operation was changed from the Argentinean peso to the US dollar. Accordingly, Applica recognized a $0.3 million translation loss during the second quarter of 2002 and a $2.0 million translation loss during the six months ended June 30, 2002.

Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	June 30,	December 31,
	2002	2001

	(In thousands)
Raw materials	$4,007	$4,264
Work in process	3,782	4,039
Finished goods	112,997	95,413

	$120,786	$103,716

2.   SHAREHOLDERS’ EQUITY

Earnings Per Share

     Basic shares for the three-month periods ended June 30, 2002 and 2001 were 23,386,144 and 23,093,291, respectively. Basic shares for the six-month periods ended June 30, 2002 and 2001 were 23,362,988 and 23,085,231,

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

respectively. All common stock equivalents have been excluded from the diluted per share calculations in the three-month and six-month periods ended June 30, 2002 and 2001 as their inclusion would have been anti-dilutive.

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

     In January 2002, Applica reached an agreement in principle to settle the securities class action litigation and the related derivative claims for approximately $11.0 million in cash. Applica took a charge of approximately $1.0 million in the fourth quarter of 2001 for expenses related to the litigation, $550,000 of which was paid in the first quarter of 2002. Applica expects to pay the remaining $450,000 in the third quarter of 2002. All other amounts related to the settlement of the litigation were covered under Applica’s insurance policies. Under the terms of the settlement, all claims against Applica and all other defendants will be dismissed without any admission of liability or wrongdoing. Settlement is subject to final documentation and court approval. Failure of the court to approve the settlement could result in significant changes in estimated exposures. The settlements in the derivative action and the securities class action are expected to be approved by the applicable court in the third or fourth quarter of 2002.

     Salton Litigation. Applica is also a defendant in Salton, Inc. v Windmere-Durable Holdings, Inc. and Windmere Corporation, which was filed in the United States District Court, Northern District of Illinois in January 2001. Discovery procedures have been initiated and are ongoing. The parties are currently engaging in settlement discussions.

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

     Currently, one product liability lawsuit has been filed relating to the recalled toasters; however, several claims of property damage or bodily injury have been made. We believe that the amount of ultimate liability of these matters, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

recalled approximately 180,000 of these toasters in Canada. In connection therewith, Applica took a charge of $13.4 million in the fourth quarter of 2001 relating to the estimated expenses of such recalls.

     Accrued liabilities relating to the 2001 repositioning and other charges were as follows:

	Amount Accrued at		Amount Accrued at
Activity	Dec. 31, 2001	Amount Paid	June 30, 2002

		(In thousands)
Recall	$13,418	$7,246	6,172
Back-office consolidation	5,179	348	4,831
Shareholder litigation settlement	1,000	550	450

	$19,597	$8,144	$11,453

     In addition, during third and forth quarters of 2002, Applica expects to incur an additional $4.8 million in expenses relating to the consolidation of facilities and functions that did not qualify for accrual at December 31, 2001. These expenses will primarily consist of recruitment, severance and moving costs. During the first half of 2002, Applica incurred an expense of $5.2 million related to the consolidation.

     5.   ACQUISITION OF WEITECH, INC.

     On May 31, 2002, Applica Consumer Products, Inc., the Company’s U.S. operating subsidiary, purchased all of the outstanding stock of Weitech, Inc., an electronic pest control company, for approximately $17.0 million in cash and the issuance of $3.0 million of notes payable.

     The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the identifiable assets and liabilities obtained, resulting in goodwill of approximately $9.6 million. Goodwill will not be amortized in the future but will be tested for impairment in accordance with the provisions of SFAS 142.

     The results of operations of Weitech, Inc. were included in the accompanying consolidated statement of operations since the date of the acquisition. Applica has omitted the unaudited pro forma results of operations showing the business combination as if it had occurred at the beginning of each period presented because the results are not significant to the June 30, 2002 consolidated financial statements.

6.   GOODWILL AND INTANGIBLE ASSETS

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

     The carrying amount of goodwill attributable to Applica is as follows:

(In thousands)
Goodwill, net of accumulated amortization, at December 31, 2001	$170,764
Impairment Adjustment	(121,276)
Addition resulting from Weitech acquisition	9,645

Balance at June 30, 2002	$59,133

     Components of other intangible assets not subject to amortization consists of $4.1 million allocated to trademarks acquired in the Weitech acquisition. The components of Applica’s intangible assets subject to amortization are as follows:

		June 30, 2002		December 31, 2001

		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

	(Years)		(In thousands)
Licenses	6.5	$49,200	$(29,155)	$48,200	$(25,525)
Contract-Based	3.3	19,722	(15,247)	16,651	(14,678)

		$68,922	$(44,402)	$64,851	$(40,203)

     Amortization expense for intangible assets during the first half of 2002 was $4.2 million. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2002	$8,420
2003	8,704
2004	8,595
2005	1,442
2006	776
2007	469

     The following table adjusts earnings and earnings per share for the adoption of SFAS 142 for the three months ended June 30, 2002 and 2001:

	Three Months Ended June 30,

	2002	2001

	(In thousands, except per share amounts)
Net earnings (loss):
Reported net earnings (loss)	$(2,057)	$(2,599)
Add: Goodwill amortization, net of tax	—	925

Adjusted net earnings (loss)	$(2,057)	$(1,674)

Basic and diluted earnings per share:
Reported net earnings (loss)	$(0.09)	$(0.11)
Add: Goodwill amortization, net of tax	—	0.04

Adjusted net earnings (loss)	$(0.09)	$(0.07)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

     The following table adjusts earnings and earnings per share for the adoption of SFAS 142 for the six months ended June 30, 2002 and 2001:

	Six Months Ended June 30,

	2002	2001

	(In thousands, except per share amounts)
Net earnings (loss):
Reported net earnings (loss)	$(84,067)	$(8,882)
Add: Goodwill amortization, net of tax	—	1,849

Adjusted net earnings (loss)	(84,067)	(7,033)
Add: cumulative effect of change in accounting principle, net of tax	78,829	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$(5,238)	$(7,033)

Basic and diluted earnings per share:
Reported net earnings (loss)	$(3.59)	$(0.38)
Add: Goodwill amortization, net of tax	—	0.08

Adjusted net earnings (loss)	(3.59)	(0.30)
Add: cumulative effect of change in accounting principle	3.37	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$(0.22)	$(0.30)

7.   CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Six Months Ended June 30, 2002

	Applica Incorporated	Guarantors	Non- Guarantors	Eliminations	Consolidated

	(In thousands)
Statement of Operations:
Net sales	$—	$233,018	$240,323	$(162,244)	$311,097
Cost of goods sold	—	157,219	221,344	(162,244)	216,319

Gross profit	—	75,799	18,979	—	94,778
Operating (income) expenses	(467)	73,863	17,099	—	90,495
Repositioning charge	—	5,246	—	—	5,246

Operating earnings (loss)	467	(3,310)	1,880	—	(963)
Other (income) expense, net	(48)	7,605	(346)	(300)	6,911

Earnings (loss) before equity in net earnings (loss) of joint ventures and income taxes and cumulative effect of change in accounting principle	515	(10,915)	2,226	300	(7,874)
Equity in net earnings (loss) of joint ventures	—	(185)	—	—	(185)
Income tax expense (benefit)	—	2	6,694	(9,517)	(2,821)

Earnings (loss) before cumulative effect of change in accounting principle	515	(11,102)	(4,468)	9,817	(5,238)
Cumulative effect of change in accounting principle	—	(118,141)	—	39,312	(78,829)

Net earnings (loss)	$515	$(129,243)	$(4,468)	$49,129	$(84,067)

Balance Sheet:
Cash and cash equivalents	$—	$701	$6,984	$—	$7,685
Accounts and other receivables, net	—	104,115	45,956	—	150,071
Receivables from affiliates	(108,459)	48,506	64,077	—	4,124
Inventories	—	81,756	39,030	—	120,786
Other current assets	—	7,971	15,294	28,891	52,156

Total current assets	(108,459)	243,049	171,341	28,891	334,822
Investment in joint ventures	425,120	113,552	70,476	(607,752)	1,396
Property, plant and equipment, net	—	15,806	65,326	—	81,132
Other assets	2,418	147,862	24,815	(32,026)	143,069

Total assets	$319,079	$520,269	$331,958	$(610,887)	$560,419

Notes and acceptance payable	$—	$3,000	$2,453	$—	$5,453
Accounts payable and accrued expenses	2	45,383	79,708	—	125,093
Current maturities of long-term debt	—	574	—	—	574
Deferred income	—	408	—	—	408
Current taxes payable	—	(176)	2,922	959	3,705

Total current liabilities	2	49,189	85,083	959	135,233
Long-term debt	211,292	39,734	18,866	(53,196)	216,696
Deferred income taxes	—	22,432	2,771	(25,203)	—
Other long-term liabilities	—	896	—	42	938

Total liabilities	211,294	112,251	106,720	(77,398)	352,867
Shareholders’ equity	107,785	408,018	225,238	(533,489)	207,552

Total liabilities and shareholders’ equity	$319,079	$520,269	$331,958	$(610,887)	$560,419

Cash Flow Information:
Net cash provided by (used in) operating activities	$358	$(27,527)	$45,800	$4,609	$23,240
Net cash provided by (used in) investing activities	8,040	3,759	(41,290)	3,262	(26,229)
Net cash provided by (used in) financing activities	(8,398)	23,713	(12,513)	(7,871)	(5,069)
Cash at beginning	—	756	14,987	—	15,743
Cash at end	—	701	6,984	—	7,685

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Six Months Ended June 30, 2001

	Applica Incorporated	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In thousands)
Statement of Operations:
Net sales	$—	$236,613	$215,805	$(138,933)	$313,485
Cost of goods sold	—	175,737	188,590	(138,933)	225,394

Gross profit	—	60,876	27,215	—	88,091
Operating (income) expenses	(696)	73,713	15,244	424	88,685

Operating earnings (loss)	696	(12,837)	11,971	(424)	(594)
Other (income) expense, net	11,152	(40)	289	—	11,401

Earnings (loss) before income taxes	(10,456)	(12,797)	11,682	(424)	(11,995)
Income tax expense (benefit)	—	(9,574)	6,461	—	(3,113)

Net earnings (loss)	$(10,456)	$(3,223)	$5,221	$(424)	$(8,882)

Balance Sheet:
Cash and cash equivalents	$6	$962	$9,399	$—	$10,367
Accounts and other receivables, net	—	107,505	49,386	—	156,891
Receivables from affiliates	(72,058)	7,770	67,693	—	3,405
Inventories	—	83,606	50,043	—	133,649
Other current assets	—	7,762	17,901	14,996	40,659

Total current assets	(72,052)	207,605	194,422	14,996	344,971
Investments in joint ventures	425,121	113,124	70,492	(607,342)	1,395
Property, plant and equipment, net	—	19,182	64,170	—	83,352
Other assets	2,175	245,030	19,047	(45,345)	220,907

Total assets	$355,244	$584,941	$348,131	$(637,691)	$650,625

Notes and acceptances payable	$—	$—	$2,255	$—	$2,255
Accounts payable and accrued expenses	3	24,580	60,542	—	85,125
Current maturities of long-term debt	19,569	—	—	—	19,569
Deferred income	—	478	—	—	478
Current taxes payable	—	4,899	2,567	(7,466)	—

Total current liabilities	19,572	29,957	65,364	(7,466)	107,427
Long-term debt	221,812	7,975	24,093	(27,564)	226,316
Future income tax liabilities	—	25,749	2,445	(28,194)	—
Other long-term liabilities	—	2,495	—	—	2,495

Total liabilities	241,384	66,176	91,902	(63,224)	336,238
Shareholders’ equity	113,860	518,765	256,229	(574,467)	314,387

Total liabilities and shareholders’ equity	$355,244	$584,941	$348,131	$(637,691)	$650,625

Cash Flow Information:
Net cash provided by (used in) operating activities	$(12,629)	$14,187	$37,951	$12,782	$52,291
Net cash provided by (used in) investing activities	41,581	(11,382)	(41,559)	(3,539)	(14,899)
Net cash provided by (used in) financing activities	(28,954)	(6,189)	504	(9,243)	(43,882)
Cash at beginning	8	4,346	12,503	—	16,857
Cash at end	6	962	9,399	—	10,367

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month and six-month periods ended June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

     On May 31, 2002, Applica Consumer Products, Inc., the Company’s U.S. operating subsidiary, acquired the outstanding shares of Weitech, Inc. for a total of $20 million, including cash and notes and the repayment or assumption of certain of Weitech’s outstanding debt. Weitech is a leading provider of electronic pest control products and recorded sales of $24.9 million for the year ended December 31, 2001 with earnings before interest, taxes, depreciation and amortization of $4.2 million. Weitech designs, manufacturers and distributes products that emit high frequency sound waves to repel a variety of pests. Weitech sells its products through mass market retailers, specialty retailers and mail order catalogs, primarily in the United States. The results of operations of Weitech, Inc. were included in the accompanying consolidated statement of operations since the date of the acquisition.

Results of Operations

     The operating results of Applica expressed as a percentage of sales are set forth below:

	Six Months Ended June 30,

	2002	2001

Net sales	100.0%	100.0%
Cost of goods sold	69.5	71.9

Gross profit	30.5	28.1
Selling, general and administrative expenses:
Operating expenses	29.1	28.3
Repositioning charge	1.7	—

Operating earnings (loss)	(0.3)	(0.2)
Other expense (income)	2.2	3.6
Equity in net earnings (loss) of joint ventures	(0.1)	—

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(2.6)	(3.8)
Income tax expense (benefit)	(0.9)	(1.0)

Earnings (loss) before cumulative effect of change in accounting principle	(1.7)	(2.8)
Cumulative effect of change in accounting principle, net of tax benefit	(25.3)	—

Net earnings (loss)	(27.0)%	(2.8)%

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

     Net Sales. Sales for Applica increased by $6.4 million to $168.0 million, an increase of 3.9% over the second quarter of 2001. The increase was primarily the result of increases of $9.8 million in contract manufacturing sales and $0.8 million in sales of Windmere branded and other products, primarily in the United States. The increase was partially off set by decreases of $4.2 million in sales of Black & Decker branded products, primarily in Latin America.

     Gross Profit Margin. Applica’s gross profit margin was 31.8% in the second quarter of 2002 as compared to 29.5% for the same period in 2001. The gross profit margins increased in the second quarter as Applica returned to normal production levels at its manufacturing facilities during 2002 and experienced an improved product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for Applica increased $2.2 million for the second quarter of 2002 to $48.2 million as compared to the second quarter of 2001. Such expenses increased as a percentage of sales to 28.7% from 28.5% in the 2001 period. In the second quarter of 2002, advertising and promotion expenses increased $4.6 million as the result of increased promotion to support new product introductions. Additionally, payroll expense increased $1.5 million and we experienced an $0.8 million exchange loss primarily related to the continued devaluation of Latin American currencies. These increases were offset by decreases in amortization expense of $2.8 million primarily as the result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets”. Additionally, distribution and freight costs decreased by $2.0 million during the quarter as the result of our supply chain management program.

     In the second quarter of 2002, Applica incurred expenses of $4.9 million relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. These expenses did not qualify for accrual at December 31, 2001. Such consolidation will be completed in the third quarter of 2002. Applica expects to incur an additional $4.8 million in expenses relating to the consolidation during the remainder of 2002.

     Interest Expense. Interest expense decreased by $1.8 million, or 32.5%, to $3.8 million for the three months ended June 30, 2002. Such decrease was largely the result of the reduction of debt by $25.4 million to $222.7 million, as compared to $248.1 million as of June 30, 2001, and lower interest rates.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. In the second quarter of 2002, Applica used an effective tax rate of 35%, as compared to 26% for the second quarter of 2001. The higher rate results from Applica’s intent to repatriate earnings from certain of its foreign subsidiaries in 2002.

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

     Earnings Per Share. All common stock equivalents were excluded from the per share calculations in the second quarter of 2002 and 2001 as Applica incurred a net loss in the periods and such inclusion would have been anti-dilutive.

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

     Net Sales. Sales for Applica decreased by $2.4 million to $311.1 million, a decrease of 0.8% over the first half of 2001. The decrease were primarily the result of decreases of $12.4 million in sales of Windmere branded and other products and $4.2 million in sales of Black & Decker branded products. The decrease was partially offset by increases of $14.2 million in contract manufacturing sales.

     Gross Profit Margin. Applica’s gross profit margin was 30.5% in the first half of 2002 as compared to 28.1% for the same period in 2001. The gross profit margins increased in the first half as Applica returned to normal production levels at its manufacturing facilities. Additionally, Applica experienced an improved product mix in the first six months of 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for Applica increased $1.8 million for the first six months of 2002 to $90.5 million as compared to 2001. Such expenses increased as a percentage of sales to 29.1% from 28.3% in the 2001 period. In the first six months of 2002, advertising and promotion expenses increased $5.4 million as the result of increased promotion to support new product introductions. Additionally, payroll expense increased $2.0 million and we experienced a $2.2 million exchange loss primarily related to the continued devaluation of Latin American currencies. These increases were offset by decreases in amortization expense of $4.8 million primarily as the result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets”. Additionally, distribution and freight costs decreased by $3.2 million during the quarter as the result of our supply chain management program.

     In the first six months of 2002, Applica incurred expenses of $5.2 million relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. These expenses did not qualify for accrual at December 31, 2001. Such consolidation will be completed in the third quarter of 2002. Applica expects to incur an additional $4.8 million in expenses relating to the consolidation during the remainder of 2002.

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

     For additional information regarding SFAS 142, see Note 6 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.

     Interest Expense. Interest expense decreased by $4.7 million, or 38.1%, to $7.7 million for the six months ended June 30, 2002, as compared to $12.4 million for the 2001 period. Such decrease was largely the result of the reduction of debt and lower interest rates.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. In the first six months of 2002, Applica used an effective tax rate of 35%, as compared to 26% for 2001. The higher rate results from Applica’s intent to repatriate earnings from certain of its foreign subsidiaries in 2002.

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

     Earnings Per Share. All common stock equivalents were excluded from the per share calculations in the six months ended June 30, 2002 and 2001 as Applica incurred a net loss in the periods and such inclusion would have been anti-dilutive.

Liquidity and Capital Resources

     At June 30, 2002, Applica’s working capital was $199.6 million, as compared to $237.5 million at June 30, 2001. At June 30, 2002 and 2001, Applica’s current ratio was 2.5 to 1 and 3.2 to 1, respectively, and its quick ratio was 1.2 to 1 and 1.6 to 1. Changes in working capital reflect several factors including execution of the new banking facility, decreases in inventory and accounts receivable, and increased expenses due to the toaster recall and closing of the Shelton office.

     Cash balances decreased to $7.7 million for the quarter ended June 30, 2002 from $10.4 million in 2001.

     The net cash provided by operating activities totaled $23.2 million in the first half of 2002, as compared to cash provided by operating activities of $52.3 million in 2001. Both periods reflect continued improvements in working capital.

     Cash used in investing activities totaled approximately $26.2 million for the period, as compared to $14.9 million for 2001, and reflected the acquisition of Weitech, Inc., as well as equipment at Applica’s manufacturing facilities and tooling for new products.

     Cash used in financing activities totaled approximately $5.1 million in the period, as compared to $43.9 million provided by financing activities in 2001, reflecting a net reduction in long-term borrowings.

     Applica’s primary sources of liquidity are its cash flow from operations and borrowings under its $205 million four-year asset-based senior secured revolving credit facility. As of July 31, 2002, Applica was borrowing approximately $99.7 million under the facility and had approximately $22.7 million available for future cash borrowings. Advances under the facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories. The credit facility includes a $10,000,000 sublimit for the issuance of letters of credit. All amounts outstanding under the credit facility are payable on December 28, 2005.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin which is determined by Applica’s leverage ratio and is currently set at 2.35% (4.21% at June 30, 2002); or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin, currently 0.35% (5.10% at June 30, 2002).

Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin, currently 0.35% (5.10% at June 30, 2002).

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

     Certain of Applica’s foreign subsidiaries have approximately $35.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. Outstanding borrowings by Applica’s Hong Kong subsidiaries are primarily in Hong Kong dollars.

     Applica’s aggregate capital expenditures for the six months ended June 30, 2002 totaled $8.5 million, as compared to $14.9 million for 2001. Applica anticipates that the total capital expenditures for 2002 will be approximately $24.0 million, which includes the cost of equipment at our manufacturing facilities and tooling for new products. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facility.

     At June 30, 2002, debt as a percent of total capitalization was 51.8%, as compared to 44.1% at June 30, 2001. The increase was primarily due to the reduction in shareholders’ equity as the result of the non-cash goodwill write-down required by SFAS 142.

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

     Applica is also involved in certain ongoing litigation. See Part II. “Item 1 – Legal Proceedings.”

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

     Outstanding as of June 30, 2002 were interest rate management contracts on approximately $81.0 million notional principal amount with a negative fair value of $0.3 million. In addition, Applica had an $80.0 million forward starting interest rate cap with a positive fair value of $0.3 million. The negative/positive market value represents the amount Applica would pay/receive upon exiting the contracts at June 30, 2002 and was determined based on quotes obtained from Applica’s financial institutions. The net negative market value related to interest rate risk management contracts is included as other long-term liabilities as of June 30, 2002. Applica does not intend to exit these contracts at this time.

     Significant interest rate risk management instruments held by Applica as of June 30, 2002 included pay-floating swaps, pay-fixed swaps and interest rate caps. The pay-floating swap effectively converts medium term obligations to LIBOR-rate indexed variable-rate instruments. Pay-fixed swaps effectively convert floating-rate obligations to fixed-rate instruments. Interest rate caps provide protection against rising interest rates. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. For the period ending June 30, 2002, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

     The impact of interest rate risk management activities on income during the quarter and six months ending June 30, 2002 was not material.

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

     Outstanding as of June 30, 2002 were $84.1 million notional of contracts to purchase and/or sell foreign currency forward with a negative fair market value of approximately $2.1 million. The market value represents the amount Applica would pay upon exiting the contracts at June 30, 2002 and was determined based on quotes obtained from Applica’s financial institutions. This amount is included in prepaid expenses and other assets as of June 30, 2002. Applica does not intend to exit these contracts at this time.

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

     The impact of foreign exchange risk management activities on operating income during the quarter and six months ending June 30, 2002 was not material.

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

     In January 2002, Applica reached an agreement in principle to settle the securities class action litigation and the related derivative claims for approximately $11.0 million in cash. Applica took a charge of approximately $1.0 million in the fourth quarter of 2001 for expenses related to the litigation, $550,000 of which was paid in the first quarter of 2002. Applica expects to pay the remaining $450,000 in the third quarter of 2002. All other amounts related to the settlement of the litigation were covered under Applica’s insurance policies. Under the terms of the settlement, all claims against Applica and all other defendants will be dismissed without any admission of liability or wrongdoing. Settlement is subject to final documentation and court approval. Failure of the court to approve the settlement could result in significant changes in estimated exposures. The settlements in the derivative action and the securities class action are expected to be approved by the applicable court in the third or fourth quarter of 2002.

     Salton Litigation. Applica is also a defendant in Salton, Inc. v Windmere-Durable Holdings, Inc. and Windmere Corporation, which was filed in the United States District Court, Northern District of Illinois in January 2001. Discovery procedures have been initiated and are ongoing. The parties are currently engaging in settlement discussions.

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

     Currently, one product liability lawsuit has been filed relating to the recalled toasters; however, several claims of property damage or bodily injury have been made. We believe that the amount of ultimate liability of these matters, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits:

99.1	Certifications of Principal Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)

August 5, 2002	By:	/s/ Harry D. Schulman

Harry D. Schulman President, Chief Operating Officer and Secretary

August 5, 2002	By:	/s/ Terry L. Polistina

Terry L. Polistina Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)