Form 10-Q/A
period 2002-06-30
APPLICA INC
filed 2002-11-08
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 1-10177

APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida	33014

(Address Of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on November 5, 2002

Common Stock, $.10 par value	23,466,811

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At Applica’s Annual Meeting of Shareholders held on May 14, 2002, the shareholders voted to elect Frederick E. Fair, David M. Friedson, Desmond Lai, Jerald I. Rosen and Harry D. Schulman as Class III Directors. Continuing members of the Board of Directors of Applica include: Barbara Freidson Garrett, J. Maurice Hopkins, Thomas J. Kane, Felix S. Sabates, Susan J. Ganz, Arnold Thaler, Lai Kin, Paul K. Sugrue and Leonard Glazer.

     The number of votes cast for or against with respect to each of the nominees were as follows:

Nominee	For	Against

Frederick E. Fair	18,645,113	1,494,200
David M. Friedson	17,581,439	2,557,874
Desmond Lai	19,215,716	923,597
Jerald I. Rosen	19,220,447	918,866
Harry D. Schulman	19,238,180	901,133

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)

November 7, 2002	By: /s/ Harry D. Schulman

Harry D. Schulman President, Chief Operating Officer and Secretary

November 7, 2002	By: /s/ Terry L. Polistina

Terry L. Polistina Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

3