Form 10-Q
period 2002-09-30
APPLICA INC
filed 2002-11-08
CIK 217084

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

COMMISSION FILE NUMBER 1-10177

APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida	33014

(Address Of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on November 5, 2002

Common Stock, $.10 par value	23,466,811

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$9,356	$15,743
Accounts and other receivables, less allowances of $11,780 in 2002 and $10,499 in 2001	160,940	182,950
Settlement and other receivables	3,528	—
Receivables from affiliates	2,602	3,531
Inventories	142,382	103,716
Prepaid expenses and other	17,722	11,865
Refundable income taxes	1,329	689
Future income tax benefits	32,036	23,649

Total current assets	369,895	342,143
Investment in Joint Ventures	1,296	1,412
Property, Plant and Equipment - at cost, less accumulated depreciation of $114,420 in 2002 and $100,961 in 2001	80,073	82,337
Future Income Tax Benefits, Non-Current	49,759	8,055
Goodwill	59,133	170,764
Other Intangibles	26,661	24,648
Other Assets	5,255	4,325

Total Assets	$592,072	$633,684

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$58,359	$38,140
Accrued expenses	71,444	68,533
Current maturities of long-term debt	141	—
Current taxes payable	4,892	6,903
Deferred income, current portion	408	443

Total current liabilities	135,244	114,019
Other Long-Term Liabilities	3,000	—
Long-Term Debt, less current maturities	241,608	225,726
Shareholders’ Equity:
Common stock — authorized:75,000 shares of $.10 par value; issued and outstanding: 23,467 shares in 2002 and 23,319 shares in 2001	2,347	2,332
Paid-in capital	155,203	154,049
Retained earnings	66,175	145,028
Notes receivable — officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(10,009)	(5,974)

Total shareholders’ equity	212,220	293,939

Total liabilities and shareholders’ equity	$592,072	$633,684

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended September 30,

	2002		2001

	(In thousands, except per share data)
Net sales	$194,851	100.0%	$203,201	100.0%
Cost of goods sold	130,243	66.8	141,145	69.5

Gross profit	64,608	33.2	62,056	30.5
Selling, general and administrative expenses:
Operating expenses	47,050	24.2	45,699	22.4
Repositioning charge	5,397	2.8	—	—

Operating earnings (loss)	12,161	6.2	16,357	8.1
Other expense (income):
Interest expense	4,967	2.5	5,429	2.7
Interest and other income	(866)	(0.4)	(608)	(0.3)
Gain on litigation settlement	(557)	(0.3)	—	—

	3,544	1.8	4,821	2.4

Earnings (loss) before equity in net earnings (loss) of joint ventures and income taxes	8,617	4.4	11,536	5.7
Equity in net earnings (loss) of joint ventures	(598)	(0.3)	—	—

Earnings (loss) before income taxes	8,019	4.1	11,536	5.7
Income tax expense (benefit)	2,805	1.4	2,999	1.5

Net earnings (loss)	$5,214	2.7%	$8,537	4.2%

Earnings per common share:
Earnings per common share — basic	$0.22		$0.37
Earnings per common share — diluted	$0.22		$0.35

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,

	2002		2001

	(In thousands, except per share data)
Net sales	$505,948	100.0%	$516,685	100.0%
Cost of goods sold	346,562	68.5	366,539	70.9

Gross profit	159,386	31.5	150,146	29.1
Selling, general and administrative expenses:
Operating expenses	137,545	27.2	134,384	26.0
Repositioning charge	10,643	2.1	—	—

Operating earnings (loss)	11,198	2.2	15,762	3.1
Other expense (income):
Interest expense	12,624	2.5	17,801	3.5
Interest and other income	(1,612)	(0.3)	(1,579)	(0.3)
Gain on litigation settlement	(557)	(0.1)	—	—

	10,455	2.1	16,222	3.2

Earnings (loss) before equity in net earnings (loss) of joint venture and income taxes	743	0.1	(460)	(0.1)
Equity in net earnings (loss) of joint ventures	(783)	(0.1)	—	—

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(40)	0.0	(460)	(0.1)
Income tax expense (benefit)	(16)	0.0	(115)	0.0

Earnings (loss) before cumulative effect of change in accounting principle	(24)	0.0	(345)	(0.1)
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	(78,829)	(15.6)	—	—

Net earnings (loss)	$(78,853)	(15.6)%	$(345)	(0.1)%

Earnings per common share:
Earnings (loss) before cumulative effect of change in accounting principle	$0.00		$(0.02)
Cumulative effect of change in accounting principle	(3.37)		—

Basic and diluted earnings (loss) per common share	$(3.37)		$(0.02)

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(78,853)	$(345)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	14,799	14,575
Amortization of intangible assets	6,772	14,142
Gain on litigation settlement	(557)	—
Cumulative effect of change in accounting principle, net of tax	78,829	—
Net change in allowance for losses on accounts receivable	1,144	1,001
Equity in net earnings (loss) of joint venture	783	—
Consulting expense on non-employee stock options	78	25
Net change in deferred income	(35)	(53)
Changes in assets and liabilities:
Accounts and other receivables	21,351	(8,397)
Inventories	(37,542)	18,847
Prepaid expenses and other	(5,822)	(3,938)
Other assets	(6,320)	(3,957)
Accounts payable and accrued expenses	21,236	10,285
Current and deferred income taxes	(9,940)	(7,966)
Other liabilities	(429)	—

Net cash provided by (used in) operating activities	5,494	34,219
Cash flows from investing activities:
Purchase of Weitech, Inc.	(17,002)	—
Additions to property, plant and equipment	(12,255)	(19,402)
Distributions from (investments in) joint ventures — net	(667)	130
Receivables from affiliates	975	(319)

Net cash (used in) provided by investing activities	(28,949)	(19,591)
Cash flows from financing activities:
Notes payable	—	(13,494)
Long-term debt — net	16,023	(10,324)
Exercise of stock options and issuance of common stock under employee stock purchase plan	1,091	832
Interest receivable from officer	(46)	—

Net cash (used in) provided by financing activities	17,068	(22,986)
Decrease in cash and cash equivalents	(6,387)	(8,358)
Cash and cash equivalents at beginning of period	15,743	16,857

Cash and cash equivalents at end of period	$9,356	$8,499

Supplemental Disclosures of Cash Flow Information:
Cash paid during the nine-month period ended September 30:
Interest	$15,384	$19,566
Income taxes	$9,785	$7,026

     Non-cash investing and financing activities: On May 31, 2002, Applica Consumer Products, Inc., the U.S. operating subsidiary, purchased all of the outstanding shares of Weitech, Inc. in exchange for $17.0 million in cash and $3.0 million of notes payable. Additionally, in September 2002, Applica and Salton, Inc. entered into a litigation settlement agreement pursuant to which Salton agreed to pay Applica $1.8 million on or before December 31, 2002 and $2.0 million on or before September 30, 2004.

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the remaining quarter or the year ending December 31, 2002 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Foreign Currency Reporting — Argentina

     Effective January 1, 2002, the functional currency of the Argentinean operation was changed from the Argentinean peso to the US dollar. Accordingly, Applica recognized a translation loss of approximately $2.0 million during the nine months ended September 30, 2002. However, recently the peso has stabilized and no translation losses were experienced during the third quarter of 2002.

Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	September 30,	December 31,
	2002	2001

	(In thousands)
Raw materials	$3,494	$4,264
Work in process	2,698	4,039
Finished goods	136,190	95,413

	$142,382	$103,716

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — Continued

2. SHAREHOLDERS’ EQUITY

Earnings Per Share

     Basic shares for the three-month periods ended September 30, 2002 and 2001 were 23,465,880 and 23,218,715, respectively. Included in diluted shares for the three-month period ended September 30, 2002 are common stock equivalents relating to options of 532,745 and included in diluted shares for the three-month period ended September 30, 2001 are common stock equivalents relating to options of 917,048. Basic shares for the nine-month periods ended September 30, 2002 and 2001 were 23,397,663 and 23,168,672, respectively. All common stock equivalents have been excluded from the diluted per share calculations in the nine-month period ended September 30, 2001 as their inclusion would have been anti-dilutive.

3. COMMITMENTS AND CONTINGENCIES

     Salton Litigation. In September 2002, Applica and Salton, Inc. (“Salton”) entered into a settlement agreement in the matterSalton, Inc. v Windmere-Durable Holdings, Inc. and Windmere Corporation, which was filed in the United States District Court, Northern District of Illinois in January 2001. In connection with such settlement, Applica reported a one-time gain of $557,000 in the third quarter of 2002.

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

     Currently, two product liability lawsuits are pending relating to the recalled toasters; however, several claims of property damage or bodily injury have been made. We believe that the amount of ultimate liability of these matters, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

     Additionally, Applica took a charge of $13.4 million in the fourth quarter of 2001 relating to the estimated expenses of the toaster recall discussed in Note 3 above.

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — Continued

     Accrued liabilities relating to the 2001 repositioning and other charges were as follows:

	Amount Accrued		Amount Accrued
Activity	at Dec. 31, 2001	Charges	at Sept. 30, 2002

		(In thousands)
Recall	$13,418	$8,479	$4,939
Back-office consolidation	5,179	1,353	3,826
Shareholder litigation settlement	1,000	550	450

	$19,597	$10,382	$9,215

     During the first nine months of 2002, Applica incurred expenses of $10.6 million relating to the consolidation of facilities and functions that did not qualify for accrual at December 31, 2001, of which $5.4 million was incurred during the quarter ended September 30, 2002. These expenses primarily consisted of recruitment, severance and moving costs. No further expenses are expected to be incurred during the fourth quarter of 2002.

     5.     ACQUISITION OF WEITECH, INC.

     On May 31, 2002, Applica Consumer Products, Inc., the Company’s U.S. operating subsidiary, purchased all of the outstanding stock of Weitech, Inc., an electronic pest control company, for approximately $17.0 million in cash and the issuance of $3.0 million of notes payable.

     The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the identifiable assets and liabilities obtained, resulting in goodwill of approximately $9.6 million. Goodwill will not be amortized in the future but will be evaluated for impairment in accordance with the provisions of SFAS 142.

     The results of operations of Weitech, Inc. were included in the accompanying consolidated statement of operations since the date of the acquisition. Applica has omitted the unaudited pro forma results of operations showing the business combination as if it had occurred at the beginning of each period presented because the results are not significant to the September 30, 2002 consolidated financial statements.

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

     Applica applied the provisions of SFAS 142 beginning on January 1, 2002 and performed a transitional fair valued based impairment test. Based on the initial impairment test, Applica recognized a non-cash adjustment of $121.3 million ($78.8 million, or $3.37 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value, which was estimated using a combination of market-multiples, comparable transactions and discounted cash flow methodologies. Under SFAS 142, the impairment adjustment was reflected as a cumulative effect of change in accounting principle in the first quarter of 2002. Per the provisions of SFAS 142, Applica will no longer record annual amortization of approximately $5.0 million per year. In connection with adopting SFAS 142, Applica also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate.

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — Continued

     The carrying amount of goodwill is as follows:

(In thousands)
Goodwill, net of accumulated amortization, at December 31, 2001	$170,764
Impairment Adjustment	(121,276)
Addition resulting from Weitech acquisition	9,645

Balance at September 30, 2002	$59,133

     Components of other intangible assets not subject to amortization include $4.1 million allocated to trademarks acquired in the Weitech acquisition. The components of Applica’s intangible assets subject to amortization are as follows:

		September 30, 2002		December 31, 2001

		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

	(Years)		(In thousands)
Licenses	6.5	$49,200	$(30,971)	$48,200	$(25,525)
Contract-Based	3.3	19,722	(15,440)	16,651	(14,678)

		$68,922	$(46,411)	$64,851	$(40,203)

     Amortization expense for intangible assets during the first nine months of 2002 was $6.2 million. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2002	$8,420
2003	8,704
2004	8,595
2005	1,442
2006	776
2007	469

     The following table adjusts earnings and earnings per share for the adoption of SFAS 142 for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30,

	2002	2001

	(In thousands, except per share amounts)
Net earnings (loss):
Reported net earnings (loss)	$5,214	$8,537
Add: Goodwill amortization, net of tax	—	813

Adjusted net earnings (loss)	$5,214	$9,350

Basic and diluted earnings per share:
Basic reported net earnings (loss)	$0.22	$0.37
Basic: Add: Goodwill amortization, net of tax	—	0.03

Adjusted net earnings (loss)	$0.22	$0.40

Diluted reported net earnings (loss)	$0.22	$0.35
Add: Goodwill amortization, net of tax	—	0.03

Adjusted net earnings (loss)	$0.22	$0.38

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — Continued

     The following table adjusts earnings (loss) and earnings (loss) per share for the adoption of SFAS 142 for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,

	2002	2001

	(In thousands, except per share amounts)
Net earnings (loss):
Reported net earnings (loss)	$(78,853)	$(345)
Add: Goodwill amortization, net of tax	—	2,437

Adjusted net earnings (loss)	(78,853)	2,092
Add: cumulative effect of change in accounting principle, net of tax	78,829	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$(24)	$2,092

Basic earnings (loss) per share:
Basic reported net earnings (loss)	$(3.37)	$(0.02)
Add: Goodwill amortization, net of tax	—	0.11

Adjusted net earnings (loss)	(3.37)	0.09
Add: cumulative effect of change in accounting principle	3.37	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$0.00	$0.09

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

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — Continued

	Nine Months Ended September 30, 2002

	Applica		Non-
	Incorporated	Guarantors	Guarantors	Eliminations	Consolidated

		(In thousands)
Statement of Operations:
Net sales	$—	$381,022	$380,898	$(255,972)	$505,948
Cost of goods sold	—	257,146	345,388	(255,972)	346,562

Gross profit	—	123,876	35,510	—	159,386
Operating (income) expenses	(766)	111,412	26,899	—	137,545
Repositioning charge	—	10,643	—	—	10,643

Operating earnings (loss)	766	1,821	8,611	—	11,198
Other (income) expense, net	293	767	10,241	(289)	11,012
Gain on litigation settlement	—	(1,070)	513	—	(557)

Earnings (loss) before equity in net earnings (loss) of joint ventures and income taxes and cumulative effect of change in accounting principle	473	2,124	(2,143)	289	743
Equity in net earnings (loss) of joint ventures	—	(783)	—	—	(783)
Income tax expense (benefit)	(8,638)	—	8,622	—	(16)

Earnings (loss) before cumulative effect of change in accounting principle	9,111	1,341	(10,765)	289	(24)
Cumulative effect of change in accounting principle	—	(118,141)	—	39,312	(78,829)

Net earnings (loss)	$9,111	$(116,800)	$(10,765)	$39,601	$(78,853)

Balance Sheet:
Cash and cash equivalents	$—	$463	$8,893	$—	$9,356
Accounts and other receivables, net	—	111,830	49,110	—	160,940
Receivables from affiliates	(83,764)	32,617	53,749	—	2,602
Inventories	—	99,106	43,276	—	142,382
Other current assets	—	5,440	17,099	32,076	54,615

Total current assets	(83,764)	249,456	172,127	32,076	369,895
Investment in joint ventures	425,019	113,552	70,476	(607,751)	1,296
Property, plant and equipment, net	—	17,410	62,663	—	80,073
Other assets	11,090	145,568	29,943	(45,793)	140,808

Total assets	$352,345	$525,986	$335,209	$(621,468)	$592,072

Accounts payable and accrued expenses	$4	$48,237	$81,562	$—	$129,803
Current maturities of long-term debt	—	141	—	—	141
Deferred income, current portion	—	408	—	—	408
Current taxes payable	—	(176)	3,962	1,106	4,892

Total current liabilities	4	48,610	85,524	1,106	135,244
Long-term debt	235,805	31,357	23,966	(49,520)	241,608
Deferred income taxes	—	22,432	2,804	(25,236)	—
Other long-term liabilities	—	3,000	—	—	3,000

Total liabilities	235,809	105,399	112,294	(73,650)	379,852
Shareholders’ equity	116,536	420,587	222,915	(547,818)	212,220

Total liabilities and shareholders’ equity	$352,345	$525,986	$335,209	$(621,468)	$592,072

Cash Flow Information:
Net cash provided by (used in) operating activities	$284	$(32,260)	$29,353	$8,117	$5,494
Net cash provided by (used in) investing activities	(16,554)	16,938	(32,008)	2,675	(28,949)
Net cash provided by (used in) financing activities	16,270	15,029	(3,439)	(10,792)	17,068
Cash at beginning	—	756	14,987	—	15,743
Cash at end	—	463	8,893	—	9,356

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements — Continued

	Nine Months Ended September 30, 2001

	Applica		Non-
	Incorporated	Guarantors	Guarantors	Eliminations	Consolidated

		(In thousands)
Statement of Operations:
Net sales	$—	$378,754	$369,021	$(231,090)	$516,685
Cost of goods sold	—	271,549	326,080	(231,090)	366,539

Gross profit	—	107,205	42,941	—	150,146
Operating (income) expenses	(1,142)	112,398	22,614	514	134,384

Operating earnings (loss)	1,142	(5,193)	20,327	(514)	15,762
Other (income) expense, net	16,222	—	—	—	16,222

Earnings (loss) before income taxes	(15,080)	(5,193)	20,327	(514)	(460)
Income tax expense (benefit)	(12,488)	—	12,373	—	(115)

Net earnings (loss)	$(2,592)	$(5,193)	$7,954	$(514)	$(345)

Balance Sheet:
Cash and cash equivalents	$—	$1,322	$7,177	$—	$8,499
Accounts and other receivables, net	—	128,142	65,452	—	193,594
Receivables from affiliates	(51,742)	(8,081)	63,423	—	3,600
Inventories	—	89,474	52,499	—	141,973
Other current assets	—	7,958	19,048	18,329	45,335

Total current assets	(51,742)	218,815	207,599	18,329	393,001
Investments in joint ventures	425,119	113,123	70,492	(607,339)	1,395
Property, plant and equipment, net	—	18,109	64,918	—	83,027
Other assets	2,207	240,721	23,065	(49,507)	216,486

Total assets	$375,584	$590,768	$366,074	$(638,517)	$693,909

Notes and acceptances payable	—	—	—	—	—
Accounts payable and accrued expenses	$3	$27,218	$73,528	$—	$100,749
Current maturities of long-term debt	21,048	—	—	—	21,048
Deferred income	—	461	—	—	461
Current taxes payable	—	2,445	4,603	(7,048)	—

Total current liabilities	21,051	30,124	78,131	(7,048)	122,258
Long-term debt	244,422	6,477	23,425	(26,707)	247,617
Future income tax liabilities	—	28,230	2,448	(28,195)	2,483
Other long-term liabilities	—	75	—	—	75

Total liabilities	265,473	64,906	104,004	(61,950)	372,433
Shareholders’ equity	110,111	525,862	262,070	(576,567)	321,476

Total liabilities and shareholders’ equity	$375,584	$590,768	$366,074	$(638,517)	$693,909

Cash Flow Information:
Net cash provided by (used in) operating activities	$(4,797)	$(10,422)	$32,142	$17,296	$34,219
Net cash provided by (used in) investing activities	21,267	4,580	(40,412)	(5,026)	(19,591)
Net cash provided by (used in) financing activities	(16,478)	2,818	2,944	(12,270)	(22,986)
Cash at beginning	8	4,346	12,503	—	16,857
Cash at end	—	1,322	7,177	—	8,499

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month and nine-month periods ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.

Forward Looking Statement Disclosure

     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipate,” “projects,” “management believes,” “Applica believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors. These factors include, but are not limited to:

•	Uncertainties regarding the potential for a strike or additional lock-out at the west coast ports after the expiration of the cooling-off period.

•	Uncertainties regarding the impact of the terrorist activities and the public’s confidence in general.

•	The failure of our growth strategy.

•	Our inability to renew the Black & Decker® Trademark License Agreement beyond December 2006.

•	The infringement or loss of our proprietary rights.

•	Any significant decline in purchases by our larger customers or pressure from these customers to reduce prices.

•	The bankruptcy or loss of any major retail customer, distributor or supplier.

•	Weakness in the U.S. retail market and uncertainties in Latin America.

•	Changes in product mix.

•	The financial condition of the retail industry.

•	Fluctuations in cost and availability of raw materials and components.

•	Product recalls and product liability claims against us or other regulatory actions, including the current toaster recall.

•	Changing conditions in foreign countries or changes in trade relations with China.

•	Currency fluctuations in our international operations.

•	Changes in retailer inventory management.

•	Failure or disruption of our logistical or information technology systems.

•	Our ability to develop new and innovative products and customer acceptance of such products.

•	An extended interruption in the operation of our manufacturing facilities.

•	Production-related risks that could jeopardize our ability to realize anticipated sales and profits.

•	Seasonality of our operating results.

•	Competition with other large companies that produce similar products.

•	The success of our advertising, marketing and promotional programs.

•	Adverse effects of newly acquired businesses or product lines.

•	Our debt agreements contain covenants that restrict our ability to take certain actions.

•	Government regulations.

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

General

     Applica is a manufacturer, marketer and distributor of a broad range of branded and private-label small electric consumer goods. We manufacture and distribute small household appliances, professional personal care products, pest control products, home environment products and pet care products. We manufacture and market products under licensed brand names, such as Black & Decker®, our own brand names, such as Windmere®, Applica ™ and other private-label brand names. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

     We operate manufacturing facilities in China and Mexico. Generally, between 70% and 80% of the products sold by Applica are manufactured in our facilities. In addition, we manufacture products for other consumer products companies, which we refer to as contract manufacturing.

     On May 31, 2002, Applica Consumer Products, Inc., the Company’s U.S. operating subsidiary, acquired the outstanding shares of Weitech, Inc. for a total of $20 million, including cash and notes and the repayment or assumption of certain of Weitech’s outstanding debt. Weitech is a leading provider of electronic pest control products and recorded sales of $24.9 million for the year ended December 31, 2001 with earnings before interest, taxes, depreciation and amortization of $4.2 million. Weitech designs, manufacturers and distributes products that emit high frequency sound waves to repel a variety of pests. Weitech sells its products through mass market retailers, specialty retailers and mail order catalogs, primarily in the United States. The results of operations of Weitech, Inc. are included in the accompanying consolidated statement of operations since the date of the acquisition.

     On September 28, 2002, Applica Consumer Products, Inc. entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. (“CIT”). The agreements allow Applica to transfer to CIT, without recourse, approved receivables as defined in the agreements under certain circumstances, including the bankruptcy of covered customers. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. These agreements are strictly to insure selected receivables.

     On September 30, 2002, the Pacific Maritime Association, a group representing West Coast port operators and international shipping lines, initiated a lockout at 29 west coast ports of members of the International Longshore and Warehouse Union effectively bringing port operations to a halt. A Federal court ended the lock out and imposed an 80-day cooling off period pursuant to the Taft Hartley Act. Because a significant amount of our products are shipped from the Far East, the temporary loss of the use of these ports, as well as the congestion experienced after the termination of the lock-out, will negatively impact our sales and gross profit margins for the fourth quarter and the year.

Results of Operations

     The operating results of Applica expressed as a percentage of sales are set forth below:

	Nine Months Ended
	September 30,

	2002	2001

Net sales	100.0%	100.0%
Cost of goods sold	68.5	70.9

Gross profit	31.5	29.1
Selling, general and administrative expenses:
Operating expenses	27.2	26.0
Repositioning charge	2.1	—

Operating earnings (loss)	2.2	3.1
Other expense (income)	2.1	3.2
Equity in net earnings (loss) of joint ventures	(0.1)	—

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	0.0	(0.1)
Income tax expense (benefit)	0.0	0.0

Earnings (loss) before cumulative effect of change in accounting principle	0.0	(0.1)
Cumulative effect of change in accounting principle, net of tax benefit	(15.6)	—

Net earnings (loss)	(15.6)%	(0.1)%

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

     Net Sales. Sales for Applica decreased by $8.3 million to $194.9 million, a decrease of 4.1% over the third quarter of 2001. The decrease was primarily the result of decreases of $10.8 million in sales of Black & Decker branded products and $7.5 million in sales of Windmere branded and other products. The decrease was partially offset by increases of $10.0 million in Weitech and Sonicweb branded pest control products.

     Management anticipates that reduced contract manufacturing orders and continued weakness in Latin America will negatively affect sales into the fourth quarter. Additionally, the lockout at the west coast ports and lower sales to certain customers with increased credit risk will adversely impact fourth quarter sales.

     Gross Profit Margin. Applica’s gross profit margin was 33.2% in the third quarter of 2002 as compared to 30.5% for the same period in 2001. The gross profit margins increased in the third quarter as Applica experienced higher capacity utilization at its manufacturing facilities and an improved product mix resulting from new product introductions.

     Due to the lockout at the west coast ports, management anticipates that gross profit margin for the fourth quarter will be negatively effected. Applica expects to increase its air shipment of products for the holiday selling season. Additionally, Applica expects to experience increases in ocean freight costs. Due to lower sales experienced in the third quarter of the year and anticipated continuation of slower sales in the fourth quarter, Applica intends to lower production at its Chinese manufacturing facility in the fourth quarter. The slowdown of production will result in certain unabsorbed overhead costs and adversely impact gross profit margins for the fourth quarter of 2002. Management believes that this will be partially offset by an improved product mix as the result of new product introductions that began in the third quarter.

     Selling, General and Administrative Expenses. Operating expenses for Applica increased $1.4 million for the third quarter of 2002 to $47.1 million as compared to the third quarter of 2001. Such expenses increased as a percentage of sales to 24.2% from 22.4% in the 2001 period. In the third quarter of 2002, bad debt expense increased $3.7 million over the 2001 period primarily as the result of the proposed liquidation of one large customer during the quarter and the further deterioration of one of Applica’s significant customers. Additionally, advertising and promotion expenses increased $2.3 million as the result of increased promotion to support new product introductions. These increases were offset by decrease in amortization expense of $2.6 million primarily as the result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, decrease in payroll expenses of $1.4 million and decrease of $600,000 in distribution and freight costs.

     In September 2002, Applica settled all outstanding litigation matters with Salton, Inc. In connection with such settlement, Applica reported a one-time gain of $557,000 in the third quarter of 2002.

     In the third quarter of 2002, Applica incurred repositioning expenses of $5.4 million relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. These expenses did not qualify for accrual at December 31, 2001. No further expenses are expected to be incurred during the fourth quarter of 2002.

     Interest Expense. Interest expense decreased by $462,000, or 8.5%, to $5.0 million for the three months ended September 30, 2002.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. In the third quarter of 2002, Applica’s effective tax rate was 35%, as compared to 26% for the third quarter of 2001. The higher rate results from Applica’s intent not to permanently invest earnings of certain of its foreign subsidiaries outside of the United States. Applica expects its future effective tax rate to approximate 40%.

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

     Earnings Per Share. Basic shares for the three month periods ended September 30, 2002 and 2001 were 23,465, 880 and 23,218,715, respectively. Included in diluted shares are common stock equivalents relating to options of 532,745 and 917,048 for the three-month periods ended September 30, 2002 and 2001, respectively. The decrease in diluted shares is due to a decrease in the average price per share of the common stock of Applica Incorporated.

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

     Net Sales. Sales for Applica decreased by $10.8 million to $505.9 million, a decrease of 2.1% over the first nine months of 2001. The decrease was primarily the result of decreases of $13.4 million in sales of Black & Decker branded products and $23.9 million in sales of Windmere branded and other products. The decrease was partially offset by increases of $14.7 million in contract manufacturing sales and $11.8 in Weitech and Sonicweb branded pest control products.

     Management anticipates that reduced contract manufacturing orders and continued weakness in Latin America will negatively affect sales into the fourth quarter. Additionally, the lockout at the west coast ports and lower sales to certain customers with increased credit risk will adversely impact fourth quarter sales.

     Gross Profit Margin. Applica’s gross profit margin was 31.5% in the first nine months of 2002 as compared to 29.1% for the same period in 2001. The gross profit margins increased in the first nine months as Applica returned to normal production levels at its manufacturing facilities. Additionally, Applica experienced an improved product mix in the first nine months of 2002.

     Due to the lockout at the west coast ports, management anticipates that gross profit margin for the fourth quarter will be negatively effected. Applica expects to increase its air shipment of products for the holiday selling season. Additionally, Applica expects to experience increases in ocean freight costs. Due to lower sales experienced in the third quarter of the year and anticipated continuation of slower sales in the fourth quarter, Applica intends to lower production at its Chinese manufacturing facility in the fourth quarter. The slowdown of production will result in unabsorbed overhead costs and adversely impact gross profit margins for the fourth quarter of 2002. Management believes that this will be partially offset by an improved product mix as the result of new product introductions that began in the third quarter.

     Selling, General and Administrative Expenses. Operating expenses for Applica increased $3.2 million for the first nine months of 2002 to $137.5 million as compared to 2001. Such expenses increased as a percentage of sales to 27.2% from 26.0% in the 2001 period. In the first nine months of 2002, advertising and promotion expenses increased $7.7 million as the result of increased promotion to support new product introductions. Additionally, bad debt expenses increased by $4.3 million and we experienced a $2.3 million translation loss primarily related to the devaluation of certain Latin American currencies. These increases were offset by decreases in amortization expense of $7.4 million primarily as the result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets”. Additionally, distribution and freight costs decreased by $3.8 million during the nine months ended September 30, 2002 as the result of our supply chain management program.

     In September 2002, Applica settled all outstanding litigation matters with Salton, Inc. In connection with such settlement, Applica reported a one-time gain of $557,000 in the third quarter of 2002.

     In the first nine months of 2002, Applica incurred repositioning expenses of $10.6 million relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. These expenses did not qualify for accrual at December 31, 2001. No further expenses are expected to be incurred during the fourth quarter of 2002.

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

     For additional information regarding SFAS 142, see Note 6 of the Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.

     Interest Expense. Interest expense decreased by $5.2 million, or 29.1%, to $12.6 million for the nine months ended September 30, 2002, as compared to $17.8 million for the 2001 period. Such decrease was largely the result of the reduction of debt in the prior period and lower interest rates.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the first nine months of 2002, Applica used an effective tax rate of 40%, as compared to 26% for 2001. The higher rate results from Applica’s intent not to permanently invest earnings of certain of its foreign subsidiaries outside of the United States. Applica expects its future effective tax rate to remain at 40%.

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

     Earnings Per Share. All common stock equivalents were excluded from the per share calculations in the nine months ended September 30, 2002 and 2001 as Applica incurred a net loss in the periods and such inclusion would have been anti-dilutive.

Liquidity and Capital Resources

     At September 30, 2002, Applica’s working capital was $234.7 million, as compared to $270.7 million at September 30, 2001. At September 30, 2002 and 2001, Applica’s current ratio was 2.7 to 1 and 3.2 to 1, respectively, and its quick ratio was 1.5 to 1 and 1.9 to 1. Changes in working capital primarily reflect decreases in accounts receivable.

     Cash balances increased to $9.4 million at September 30, 2002 from $8.5 million at September 30, 2001.

     The net cash provided by operating activities totaled $5.5 million in the first nine months of 2002, as compared to cash provided by operating activities of $34.2 million in the first nine months of 2001. Both periods reflect improvements in accounts receivable management. The 2001 period further reflected significant improvement in inventory management.

     Cash used in investing activities totaled approximately $28.9 million for the period, as compared to $19.6 million for nine months ended September 30, 2001, and reflected the acquisition of Weitech, Inc., as well as equipment at Applica’s manufacturing facilities and tooling for new products.

     Cash provided by financing activities totaled approximately $17.1 million in the nine month period, as compared to $23.0 million used in financing activities in the same period in 2001, reflecting an increase in long-term borrowings.

     Applica’s primary sources of liquidity are its cash flow from operations and borrowings under its $205 million four-year asset-based senior secured revolving credit facility. As of November 6, 2002, Applica was borrowing approximately $110.0 million under the facility and had approximately $54.0 million available for future cash borrowings. Advances under the facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories. The credit facility includes a $10,000,000 sublimit for the issuance of letters of credit, with approximately $615,000 outstanding under the limit as of November 6, 2002. All amounts outstanding under the credit facility are payable on December 28, 2005.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin which is determined by Applica’s leverage ratio and is currently set at 2.35% (4.16% at September 30, 2002); or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin, currently 0.35% (5.10% at September 30, 2002).

Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin, currently 0.35% (5.10% at September 30, 2002).

     In April 2002, Applica Consumer Products, Inc., Applica’s U.S. operating subsidiary, entered into a five-year $6.0 million mortgage loan on its headquarters building located in Miami Lakes, Florida. The loan bears interest at an annual rate of 7.25%, with monthly principal and interest payments based on a 20-year amortization. A final balloon payment is due at the end of the term. The mortgage is secured by the property and the building located thereon.

     Certain of Applica’s foreign subsidiaries have approximately $28.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. As of September 30, 2002, there was approximately $4.8 million outstanding under the letter of credit lines and no amount outstanding under the working capital lines. Outstanding borrowings by Applica’s Hong Kong subsidiaries are primarily in Hong Kong dollars.

     Applica’s aggregate capital expenditures for the nine months ended September 30, 2002 totaled $12.3 million, as compared to $19.4 million for 2001. Applica anticipates that the total capital expenditures for 2002 will be approximately $19.0 million, which includes the cost of equipment at our manufacturing facilities and tooling for new products. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facility.

     At September 30, 2002, debt as a percent of total capitalization was 53.6%, as compared to 45.5% at September 30, 2001. The increase was primarily due to the reduction in shareholders’ equity as the result of the non-cash goodwill write-down required by SFAS 142.

     Applica’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to the risk factors listed above and other factors that are beyond our control. Based upon the current level of operations and anticipated cost savings and revenue growth, management believes that cash flow from operations and available cash, together with available borrowings under its credit facility and other facilities, will be adequate to meet Applica’s future liquidity needs for at least the next several years. There can be no assurance that Applica’s business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the credit facility in an amount sufficient to enable Applica to service its indebtedness (including the $130 million of outstanding 10% notes due 2008) or to fund its other liquidity needs. In addition, there can be no assurance that Applica will be able to effect any needed refinancing on commercially reasonable terms or at all.

     Applica is also involved in certain ongoing litigation. See Part II. “Item 1 — Legal Proceedings.”

Use of Estimates and Critical Accounting Policies

     The preparation of Applica’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. These estimates and Applica’s actual results are subject to the risk factors listed above, including changes in the economic conditions in the retail industry.

     Management believes that the following may involve a higher degree of judgment or complexity:

     Collectibility of Accounts Receivable. Applica’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, and, in the opinion of management, is believed to be set in an amount sufficient to respond to normal business conditions. Management sets specific reserves for customers in bankruptcy and general reserves for the remaining customers based upon historical collection experience. Should business conditions deteriorate or any major credit customer default on its obligations to Applica, this allowance may need to be significantly increased, which would have a negative impact upon Applica’s operations. For example, during the third quarter of 2002, management increased the allowance by $2.0 million as the result of the further deterioration of one of Applica’s significant customers.

     Reserves on Inventories. Reserves on inventories result in a charge to operations when the estimated net realizable value of inventory items declines below cost. Management regularly reviews Applica’s investment in inventories for declines in value. Applica establishes a general reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost.

     Income Taxes. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At September 30, 2002, Applica had deferred tax assets in excess of deferred tax liabilities of $86.1 million. Applica determined that it was more likely than not that $81.8 million of such assets will be realized, resulting in a valuation allowance of $4.3 million.

     Applica evaluates quarterly the realizability of its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

     Goodwill. On an annual basis, management assesses the composition of Applica’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. Applica will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. During the first quarter of 2002, Applica recorded a write-down of its goodwill of $121.3 million.

     Long-Lived Assets. Applica reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. Applica recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. For example, in the fourth quarter of 2000, Applica recorded a $3.2 million write-down of certain intangible assets associated with Kmart Corporation’s decision to terminate its long-term supply contract for White-Westinghouse electronic products and Applica’s intention not to re-market such products to another company. In the fourth quarter of 2001, an additional write-down of $1.2 million was recorded as a result of a bankruptcy petition filed by Kmart Corporation.

     Reserves for Product Liability Claims and Litigation. Applica is subject to various legal proceedings, product liability claims and other claims in the ordinary course of its business. Management estimates the amount of ultimate liability, if any, with respect to such matters in excess of applicable insurance coverage based on historical claims experience and current claim amounts, as well as other available facts and circumstances. As the outcome of litigation is difficult to predict and significant estimates are made with regard to future events, significant changes from estimated amounts could occur.

     Product Recall Liability. Applica is subject to potential product recalls. We estimate the amount of ultimate liability based on discussions with the U.S. Consumer Product Safety Commission and historical claims experience. For example, in February 2002, we voluntarily recalled our Black & Decker® branded two-slice and four-slice toasters. We charged the 2001 operations with an estimated reserve of $13.4 million for this recall. Applica has charged $8.5 million against this reserve through September 30, 2002. While management believes that the reserve is adequate, there can be no assurance that significant future adjustments will not be required.

     Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for sales and promotional incentives. Historically, these have not been highly uncertain and past changes have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

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

     Outstanding as of September 30, 2002 were interest rate management contracts on approximately $20.9 million notional principal amount with a fair value of approximately $15,700. The market value represents the amount Applica would receive upon exiting the contracts at September 30, 2002 and was determined based on quotes obtained from Applica’s financial institutions. The market value related to interest rate risk management contracts is included as other long-term liabilities as of September 30, 2002. Applica does not intend to exit these contracts at this time.

     Significant interest rate risk management instruments held by Applica as of September 30, 2002 included pay-floating swaps and pay-fixed swaps. Pay-floating swaps effectively convert medium term obligations to LIBOR-rate indexed variable-rate instruments. Pay-fixed swaps effectively convert floating-rate obligations to fixed-rate instruments. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. For the period ending September 30, 2002, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

     The impact of interest rate risk management activities on income during the quarter and nine months ending September 30, 2002 was not material.

Foreign Exchange Risk Management

     Applica transacts business globally and is subject to risks associated with changing foreign exchange rates. Applica’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus attention on core business issues and challenges. By policy, Applica maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures for periods not to exceed 18 months. The gains and losses on these contracts offset changes in the value of the related exposures.

     It is Applica’s policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as set forth above. Applica does not enter into foreign currency transactions for speculative purposes.

     Outstanding as of September 30, 2002 were $75.8 million notional of contracts to purchase and/or sell foreign currency forward with a negative fair market value of approximately $2.2 million. The market value represents the amount Applica would pay upon exiting the contracts at September 30, 2002 and was determined based on quotes obtained from Applica’s financial institutions. This amount is included in prepaid expenses and other assets as of September 30, 2002. Applica does not intend to exit these contracts at this time.

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

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Applica’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities to allow timely decisions regarding required disclosures.

     Changes in Internal Controls. Applica does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely effect its ability to record, process, summarize and report financial data. However, management continually evaluates and enhances Applica’s internal control structure and, in response to the current focus on corporate governance, has undertaken a review and documentation of its internal control systems.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Salton Litigation. In September 2002, Applica and Salton, Inc. (“Salton”) entered into a settlement agreement in the matterSalton, Inc. v Windmere-Durable Holdings, Inc. and Windmere Corporation, which was filed in the United States District Court, Northern District of Illinois in January 2001. The principal features of the settlement are:

•	The payment by Salton to Applica of $1.8 million on or before December 31, 2002 and $2.0 million on or before September 30, 2004;

•	The cancellation of Salton’s obligation with respect to the promissory note it issued to Applica in 1998;

•	The termination of Salton’s obligation to pay Applica a fee based upon Salton’s net sales of White-Westinghouse® products to Kmart Corporation;

•	The agreement by Applica to be responsible for the payment of any losses or settlements relating to claims made by a former sales representative of Salton;

•	The grant by a subsidiary of Applica to Salton of a royalty-free license to use certain technology relating to electric toasters; and

•	A mutual release by the parties.

In connection with such settlement, Applica reported a one-time gain of $557,000 in the third quarter of 2002.

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

     Currently, two product liability lawsuits are pending relating to the recalled toasters; however, several claims of property damage or bodily injury have been made. We believe that the amount of ultimate liability of these matters, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

10.1	Amendment No. 1 to Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated April 26, 2002

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

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

Terry L. Polistina Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

CERTIFICATION

I, David M. Friedson, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Applica Incorporated;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
/s/ David M. Friedson

Name: David M. Friedson Title: Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Terry Polistina, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Applica Incorporated;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
/s/ Terry Polistina

Name: Terry Polistina Title: Chief Financial Officer and Senior Vice President