Form 10-K
period 2002-12-31
APPLICA INC
filed 2003-03-07
CIK 217084

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10177

APPLICA INCORPORATED

(Exact name of Registrant as specified in its charter)

Florida	59-1028301

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida	33014

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 362-2611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.10 par value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

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

     As of March 5, 2003, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $4.89) held by non-affiliates of the Registrant was approximately $98.1 million (based on reported ownership of all directors and executive officers of the Registrant). This determination does not, however, constitute an admission of affiliated status for any of these individual shareholders.

     As of March 5, 2003, there were 23,497,222 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

PART I
Risk Factors
PART II
Results of Operations
Liquidity and Capital Resources
New Accounting Pronouncements
PART III
Signatures
CERTIFICATION
CERTIFICATION
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPPLEMENTAL FINANCIAL DATA
SCHEDULE II
Second Amendment to Credit Agreement
Subsidiaries
Consent of Grant Thornton LLP
Certification of CEO - Schulman
Certification of CFO - Polistina

     As used in this Annual Report on Form 10-K, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Applica believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including the specific factors set forth in “Risk Factors” below. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Applica may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Applica disclaims any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1.   Business

Overview

     Applica Incorporated is a Florida corporation that was incorporated in 1963. Applica is a manufacturer, marketer and distributor of a broad range of branded and private-label small electric consumer goods. In 1998, we acquired the Black & Decker Household Products Group and became a leading supplier of brand name small household appliances in North and Latin America. We also manufacture and distribute professional personal care products, home environment products, pet care products, including the LitterMaid® self-cleaning cat litter box, and pest control products. We manufacture and market products under licensed brand names, such as Black & Decker®, our own brand names, such as Windmere® and Applica®, and other private-label brand names. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

     We operate manufacturing facilities in China and Mexico. In 2002, approximately 76% of the products sold by Applica were manufactured in such facilities. In addition, we manufacture products for other consumer product companies, which we refer to as contract manufacturing.

     Applica’s manufacturing operations are conducted by two wholly owned subsidiaries: Applica Durable Manufacturing Limited in China and Applica Manufacturing, S. de R.L. de C.V. in Mexico. The distribution, sales, and marketing operations are primarily handled through our U.S. operating subsidiary, Applica Consumer Products, Inc. Applica also has separate entities providing distribution, sales and marketing operations in Canada, Puerto Rico, Mexico, Chile, Argentina, Venezuela and Colombia.

     During the fourth quarter of 2001, we adopted one business segment for financial reporting purposes. Previously, we had reported three business segments. See Note L “Business Segment and Geographic Area Information” to the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K for information regarding business segment data.

Business Strategy

     We have combined top brand names and a reputation for quality, durability and innovation with our efficient, low-cost manufacturing capabilities. We expect to achieve growth and increase profitability by pursuing the following strategies:

     Accelerate new product introductions and brand development. New products allow us to generate higher margins based on their uniqueness and desirability in the marketplace. We intend to drive increased revenues through innovation within our core kitchen appliance categories, using a number of new technologies and marketing platforms. We also intend to create or grow new categories in which there are smaller and more fragmented competitors. The linkage of the Black & Decker® brand with innovative and quality products has a proven track record of success that we intend to continue. Advertising investments in these new products drive both broader distribution and higher sales at our retail customers. Product development is being driven by our investment in human capital, the application of technologies and our investment in strategic development alliances. Brand development takes its form in integrated packaging and communication materials, as well as national advertising that is intended to generate direct sales while also creating increased consumer demand for our products at retail.

     Additionally, as part of our focus on new products introductions and brand development, we are searching for other growth opportunities within and beyond our existing business. We believe that the industries in which we compete may provide growth opportunities through strategic acquisitions.

     Create long-term cost and quality advantages for our customers. We will maintain a value chain that meets our cost and quality objectives by leveraging our world class manufacturing facilities with strategic sourcing. We will accomplish this by insuring that our manufacturing plants in China and Mexico remain competitive through continuous improvement and competitive benchmarking. Additionally, we will leverage our global sourcing and procurement efforts to partner with suppliers who have also committed to our continuous improvement philosophy. This symbiotic relationship will allow us to (a) fully capitalize on our combined strengths, (b) provide a foundation for new product development, (c) deliver quality consistent with the reputation of our brands, and (d) deliver at costs that are the most competitive in our industry.

     Optimize our supply chain and customer service functions. We recognize that our retail customers are our most critical link to the consumer. We will continue to refine our supply chain management and customer service functions, improving our operations across all key functional areas. Our goal is to become a preferred supplier to our retail customers. We will also continue to upgrade our consumer service capabilities and improve our relationship with the consumer.

Products

     Applica primarily manufactures and distributes five categories of products: small household appliances, professional personal care products, home environment products, pet products and pest control products. The following table sets forth the approximate amounts and percentages of Applica’s net sales by product category during the periods shown:

	2002		2001		2000

			(Dollars in thousands)
	Net	% of	Net	% of	Net	% of
	Sales(1)	Total	Sales(1)	Total	Sales(1)	Total

Small Household Appliances(2)	$477,000	73%	$508,000	76%	$523,000	75%
Professional Personal Care	64,000	10	61,000	9	58,000	8
Home Environment	36,000	6	34,000	6	35,000	5
Pet	36,000	5	32,000	5	25,000	4
Pest Control	16,000	3	—	—	—	—
Other Products(2)	20,000	3	31,000	4	54,000	8

(1)	Net sales numbers do not include contract manufacturing sales. For information regarding such sales, see “Private Label and Contract Manufacturing” below.

(2)	Includes certain kitchen and retail personal care sales that Applica transitioned out of in 2000 and 2001.

     The small household appliance group includes food preparation, cooking, beverage and garment care products and constitutes our largest product category. Applica provides customers in the small household appliances market with a broad product line at introductory and mid-tier price points. Our products in this category include toaster ovens, toasters, hand-held irons, blenders, can openers, coffee grinders, coffee makers, electric knives, skillets, griddles, waffle makers, deep fryers, food choppers, food processors, mixers, popcorn poppers, rice cookers and steamers, sandwich makers and other similar products. We also distribute vacuum cleaners under the Black & Decker® brand in Latin America.

     The professional personal care group focuses mainly on product lines marketed under the Belson® brand and other private label brands, and includes hair dryers, curling irons, curling brushes, hairsetters, combs and brushes, shears and mirrors. The professional products are sold primarily to beauty salons and beauty supply stores. Applica also sells a small number of professional personal care products to drug stores and mass merchandisers. In addition, we supply electric and non-electric amenities to the lodging industry under the Jerdon® and First Class brands. These products include wall-mounted hair dryers, lighted makeup and shaving mirrors, pulsating shower heads, coffee makers and other similar products.

     Applica has historically participated in the home environment category, which includes seasonal products such as fans and heaters, under the Windmere® brand name. This participation was targeted primarily at the opening price point segment of the marketplace. In 2001, Applica entered the mid-price point segment of the market by launching a full array of ceramic heaters, heater fans and utility fans under the Black & Decker® brand. In addition, in January 2002, we launched a line of fans under the Black & Decker® brand. We will continue to focus on the mid-price point market by expanding the Black & Decker® brand into additional areas of the home environment category, while de-emphasizing products in the opening price point market. We believe that this will result in slower sales growth but better margins.

     Applica also manufactures and markets the LitterMaid® patented self-cleaning cat litter box. Because of the success of the LitterMaid® self cleaning cat box, we have introduced other products under this brand, including accessories such as the LitterMaid® privacy tent and replacement waste receptacles.

     In spring of 2002, Applica introduced an insect control product called Sonic Web that uses sub-sonic sound waves (among other attractants) to attract flying insects, including mosquitoes. The insects are then trapped and easily discarded. Applica intends to continue to grow this category through promotional efforts and increased distribution. To supplement this entry into the pest control category, in May 2002, Applica acquired Weitech, Inc., a leading designer and distributor of electronic pest control products that emit high frequency sound waves to repel a variety of pests.

Product Development

     Consumer products. As part of our ongoing strategy to deliver new, innovative and relevant products to the consumer marketplace, we adhere to a well-defined product development process (PDP) focused on quality design, appropriate performance characteristics, and speed-to-market. We have a product development team dedicated to creating innovative products in and outside of our core categories. This internal process also helps manage the improvement of quality, performance and cost on existing products.

     New products are those that require a new mold, have a new feature or benefit, or those that have not been in our product line previously. Adding features or providing a “fresh” look to existing products, either through design upgrades or creative packaging, is a necessity for maintaining consumer preferences, protecting existing retailer shelf space and maintaining acceptable price points. Applica launched over 200 new products in 2002 and 90 new products in 2001, most of which were refreshes. Some of the new products launched in 2002 include the Arctic Twister™, a product that allows consumers to mix ice cream with candy, nuts or fruits for a frozen at-home treat, the Sonic Web™ insect control product and a new high-end iron line called Prestige. New products launched in 2001 include the Gizmo™ can opener, the Chill Buster™ heater fan, the Heat Xtreme™ ceramic heater and the FryMate™ deep fryer. New consumer products constituted 18% of our sales in 2002 and 15% of the sales in 2001.

     Professional products. For our Belson® and Jerdon® product lines, we work closely with both retailers and suppliers to identify consumer needs and preferences and to generate new product ideas. We evaluate new ideas and seek to develop and acquire new products and improve existing products to satisfy industry requirements and changing consumer preferences. We design the style, features and functionality of our products to meet customer requirements for quality, performance, product mix and pricing.

Brands

     As part of the acquisition of the Black & Decker Household Products Group, Applica licensed the Black & Decker brand for use in marketing small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. In addition, Applica acquired certain Black & Decker sub-brands, including Toast R Oven, ProFinish and Quick N’ Easy, and licensed Spacemaker for under the cabinet kitchen appliances. Applica continues to develop new sub-brands for product differentiation at the retail level, including Gizmo™, SmartBrew™, Prestige™, Chill Buster™ and Silent Force™.

     The major portion of Applica’s revenue is generated through the sale of small household appliances, with the Black & Decker® brand representing approximately 62% and 63% of Applica’s total revenue in 2002 and 2001, respectively. The Black & Decker® brand has significant market share in the toaster oven, coffee maker and hand-held iron categories, as well as in can openers, hand mixers, food steamers, electric knives, food choppers and citrus juicers. In 2002 and 2001, we invested in national advertising to increase the awareness and preference levels among consumers.

     Applica also participates in several small appliance categories such as cooking, food preparation, garment care and home environment under its Windmere® brand name. We use this brand to capitalize on the high unit volume potential of the opening price point segments within these categories.

     The professional personal care category is targeted specifically at the salon segment under the Belson® brand and other private label programs. In addition, Applica continues to focus on both appliances and personal care products that are targeted to the hotel and hospitality industry through the distribution of the Jerdon® brand of products.

     Applica also manufactures and markets several products under the LitterMaid® brand. The flagship LitterMaid® branded product is the patented self-cleaning cat litter box. We have also introduced other products under this brand, including accessories.

     Applica also uses the Weitech brand to market a line of electronic pest control products, as well as several sub-brands, such as Mouse-X™ and Vermin-X®. Additionally, Sonic Web™ is the brand used to identify our mosquito control product. In February 2003, the Black & Decker® brand license was extended to certain electronic pest and insect control products, which we intend to launch in the fourth quarter of 2003.

     Applica also has, and from time to time will enter into, licenses and other agreements that grant it the right to use other trademarks and trade names.

Strategic Alliances

     Applica continues to pursue strategic alliances to further differentiate our products and to accelerate our growth. Such alliances can include brand development and product development alliances. Our current alliance with The Black & Decker Corporation encompasses brand development. Applica has worked closely with The Black & Decker Corporation to ensure that the Black & Decker® brand representation is seamless to the consumer.

     In 2000, we entered into a joint product development relationship with a consumer products company to develop, manufacture and market new products into the mass market. We currently have an agreement related to a large product consumer category and are in the process of reviewing other opportunities for joint product development with this company in other household appliances categories. This relationship will be initially targeted to the Black & Decker® brand, but future expansion may assist in the development of new brands and wider categories for Applica. We anticipate that the first product developed pursuant to this alliance will be launched in the U.S. in the first quarter of 2004.

Raw Materials and Suppliers

     The raw materials used to manufacture our products are available from numerous suppliers in quantities sufficient to meet our normal requirements. Applica’s primary raw materials include plastic resin, electrical components, corrugated cardboard for cartons, aluminum and copper. Factors that are largely beyond our control, such as movements in commodity prices for specific raw materials, may affect the cost of these materials. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. Because the majority of our raw materials are commodity based, they are available from at least two or more independent suppliers. Applica is not dependent upon any single foreign source for such materials, although the cost from alternative sources may be higher. We do not maintain long-term purchase contracts with our suppliers.

     Applica purchases approximately 24% of its finished products from outside suppliers, with no significant concentration with any one supplier. We do not maintain long-term purchase contracts with these suppliers.

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

     As part of our acquisition of the Black & Decker Household Products Group in June 1998, we licensed the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for specific household appliances. The license was on a royalty-free basis for core product categories through June 2003. In July 2001, Applica and The Black & Decker Corporation entered into an extension of the trademark license agreement through December 31, 2006. Under the agreement as extended, Applica agreed to pay certain fees and guaranteed minimum royalty payments to The Black & Decker Corporation of $1.2 million in 2001, $2.0 million in 2002, $5.0 million in 2003 and $12.5 million in each year thereafter through 2006. Renewals of the license agreement, if mutually agreed upon, are for five-year periods. If Black & Decker does not agree to renew the license agreement, Applica has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period.

     Upon request, Black & Decker may elect to extend the license to use the Black & Decker® brand to certain additional products. Such additional products are subject to royalty payments. In 2000 and 2001, Black & Decker extended the license to heaters, fans, humidifiers, dehumidifiers, air purifiers, deep fryers and bag sealers. In 2002, Black & Decker agreed to extend the license to ice cream makers and mixers. In February 2003, the license was further extended to certain electronic pest and insect control products.

     Applica owns the LitterMaid® trademark for self-cleaning litter boxes and has extended the trademark for accessories such as a litterbox privacy tent and waste receptacles. Applica owns one patent and has exclusive licenses to three other patents covering the LitterMaid® litter box. The patents have been issued in the United States and a number of foreign countries.

     Additional important brand names that we own include Applica®, Windmere®, Jerdon® and Belson®. The Windmere® brand is targeted to electric kitchen appliances and to home environment products at the opening price point segment. Belson® and Jerdon®, and its sub-brand First Class®, are targeted to the professional personal care and hospitality markets. In addition, we acquired certain Black & Decker® sub-brands, including Toast R Oven, ProFinish and Quick N’ Easy and licensed Spacemaker for under the cabinet kitchen appliances.

     On December 31, 2002, Applica terminated its license agreement for the White Westinghouse trademark on small electronic appliances.

Manufacturing

     Applica operates manufacturing facilities in the People’s Republic of China and Mexico. Applica Durable Manufacturing Limited is Applica’s wholly owned Hong Kong subsidiary. Its manufacturing operations are located in Bao An County, Guangdong Province of the China, which is approximately 60 miles northwest of central Hong Kong. The Chinese facilities include six manufacturing plants located within a six mile radius, constituting approximately 2.0 million square feet. These facilities operate as a vertically integrated manufacturing operation, with the capacity and expertise to handle most phases of product manufacturing, from design to component manufacturing through final assembly. The Chinese factories use computer-aided design and manufacturing software and state-of-the-art mold making machinery to shorten the time between product conception and final production. By manufacturing a majority of their own parts and testing at several points in the manufacturing process, our Chinese facilities are better able to ensure consistent quality. The Chinese manufacturing operations are certified under ISO 9001 standards. The factories in China are operated under contracts with the local government.

     Applica Manufacturing, S. de R.L. de C.V., is Applica’s wholly owned Mexican manufacturing subsidiary, located in Queretaro, Mexico, which is approximately 150 miles northwest of Mexico City. The factory constitutes approximately 290,000 square feet of floor space and manufactures Black & Decker® branded products for distribution to both North America and Latin America. Its capabilities include product design and tool fabrication. The Mexican facility is certified under ISO 9001 standards. This location primarily manufactures irons, blenders, coffee makers and toaster ovens.

Private Label Manufacturing and Contract Manufacturing

     Applica offers a number of products in the small appliance, personal care and home environment categories for private label branding by retailers. Private label brands are those brands that are specific to a certain retailer. In addition, Applica works with key retailers to supply product development and manufacturing expertise to the development of lines, such as the Home Essentials line at Kmart Corporation.

     Our Chinese manufacturing facility also serves as a contract manufacturer for a range of small appliances, including air cleaners, oral care products and vacuum cleaners, which it sells to small appliance companies primarily in the United States. Our Mexican manufacturing facility initiated a contract manufacturing program in 2001 and is currently providing manufacturing support for an outside development project, as well as a private label program for the Latin American market.

     The approximate amounts of Applica’s contract manufacturing sales during 2002, 2001 and 2000 were $79.2 million, $61.4 million and $53.3 million, respectively.

     In late 2002, we de-emphasized production of products for customers which would be in direct competition with products produced for sale under our brands and are now focusing efforts on the development of projects that are complimentary in nature. This shift will result in a significant decrease in contract manufacturing sales for 2003.

Customers

     Applica markets it products primarily through mass merchandisers, but also distributes to home improvement warehouses, specialty retailers, warehouse clubs, drug and grocery stores, department stores, television shopping channels, pet supply retailers, beauty supply stores, catalogers, independent distributors and military post exchange outlets, as well as through e-commerce websites. In 2002, Applica’s top three customers were Wal-Mart, Target and Kmart. These customers accounted for approximately 39%, 38% and 36% of net sales in 2002, 2001 and 2000, respectively. Wal-Mart accounted for 25%, 24% and 21% of our net sales in 2002, 2001 and 2000, respectively, and was our only customer that accounted for more than 10% of net sales in such years.

     In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart is one of Applica’s top three customers. Kmart has indicated that it intends to reorganize on a fast-track basis and has targeted emergence from Chapter 11 in April 2003. In 2002 and 2001, Applica had sales of $43.5 million and $49.4 million to Kmart Corporation.

     Additionally, in January 2002, Service Merchandise Company, Inc. announced that it would cease continuing business operations and file a plan of liquidation. Service Merchandise filed bankruptcy in March 1999 but was unable to complete its planned business reorganization. In 2002, Applica had no sales to Service Merchandise. In 2001, Applica had sales of $10.8 million to Service Merchandise.

     In July 2002, Aisenstein & Gordon, Inc. (“A&G”), a distributor, announced that it would cease continuing business operations and undertake an out-of-court liquidation. In 2002 and 2001, Applica had sales of $2.7 million and $7.1 million, respectively, to A&G.

     In January 2003, PHD, Inc., a distributor and significant customer of Applica, was placed into involuntary bankruptcy, which PHD voluntarily converted to a liquidation under Chapter 11 of the U.S. Bankruptcy Code. In 2002 and 2001, Applica had sales of $13.4 million and $12.9 million, respectively, to PHD, Inc. and its subsidiaries.

Sales, Marketing and Distribution

     Applica’s products are sold principally by an internal sales staff. Each sales manager has primary coverage responsibility for certain retail accounts. We also use independent sales representatives, primarily in Central America and the Caribbean. In addition to directing our marketing efforts toward retailers, we sell certain of our products directly to consumers through infomercials and our Internet website. Our marketing department is responsible for product and category analysis, pricing strategy, promotions, key cooperative partnerships and overall category development. We use media advertising, cooperative advertising and collateral materials to promote our products and develop brand awareness.

     We distribute our line of household appliances, home environment products and pet and pest control products to retailers, including mass merchandisers, department stores, home improvement stores, warehouse clubs, drug chains, catalog stores and discount and variety stores. We market our professional personal care lines, professional salon appliances and hair care accessories to beauticians, barbers and stylists primarily through distributors in the United States and through professional beauty and barber retail stores in the U.S. and to the hospitality industry.

     Our policy is to maintain an inventory base to service the rapid delivery requirements of our customers. Because of manufacturing lead times and our seasonal sales, it is necessary that we purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel.

Backlog

     Applica’s backlog consists of commitments to order and orders for our products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptances of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of December 31, 2002, Applica had a backlog of approximately $36.0 million compared to $40.4 million as of December 31, 2001. We do not believe that the amount of backlog orders is a significant factor in our business.

Seasonality

     Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third and fourth quarters of the fiscal year, primarily due to increased demand by customers in late summer for “back-to-school” sales and in the fall for holiday sales. The majority of our sales occur from July through November.

Competition

     The sale of small electric consumer goods is characterized by intense competition. Competition is based on price and quality, as well as access to retail shelf space, product design, brand names, new product introductions and marketing support and distribution strategies. Applica competes with various domestic and international manufacturers and distributors, some of which have substantially greater financial and other resources than those of Applica. We believe that our future success will depend upon our ability to develop and distribute reliable products that incorporate developments in technology and satisfy customer tastes with respect to style and design. It will also depend on our ability to market a broad offering of products in each category at competitive prices.

     Primary competitive brands in the household appliance market include Hamilton Beach, Procter Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Salton, Kitchen Aid, Cuisinart, Krups, Braun and Rival. In addition, we compete with retailers who use their own private label brands for household appliances. Primary competitive brands in the professional personal care market include Conair, Helen of Troy and Remington and in the home environment market include Holmes, Patton, Pelonis, Honeywell, Duracraft, Bionaire and Lakewood Primary competitive brands in the pet and pest market include Sunbeam, Coleman, Lentek and Mosquito Magnet.

Regulation

     As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In February 2002, Applica Consumer Products, Inc., in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® two-slice and four-slice toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada.

     Laws regulating certain consumer products also exist in some cities and states, as well as in other countries in which we sell our products. We believe that we are in satisfactory compliance with all of the laws and regulations applicable to us.

     Throughout the world, most federal, state, provincial and local authorities require safety regulation certification prior to marketing electrical appliances in those jurisdictions. Within the United States, Underwriters Laboratory, Inc. (“UL”) is the most widely recognized certification body for electrical appliances. UL is an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards. We endeavor to have our products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.

     Certain of the products sold by Applica in the United States are also subject to the Fair Packaging and Labeling Act. We believe that in addition to complying with the Fair Packaging and Labeling Act, we comply with the applicable rules and regulations of the Federal Trade Commission and other federal and state agencies with respect to the content of advertising and other trade practices.

Employees

     As of March 5, 2003, Applica had approximately 15,500 full-time employees, which included approximately 13,000 employed at Applica’s operations in Hong Kong and China, approximately 500 employed in North America and approximately 2,000 employed in Mexico and South America. From time to time, Applica also uses the services of seasonal employees.

     In connection with the acquisition of the Black & Decker Household Products Group, Applica Manufacturing, S. de R.L. de C.V., Applica’s Mexican manufacturing subsidiary, assumed the obligations of Black & Decker, S.A. de C.V. under a collective bargaining agreement with the Single Workers Union of Black & Decker of the State of Queretaro, C.T.M. covering approximately 1,500 employees at our manufacturing plant in Queretaro, Mexico. The wage provisions of this collective bargaining agreement were renegotiated in February 2003. To date, the union has not engaged in strikes or work stoppages against Applica. We believe that our relationships with both union and non-union employees continue to be good.

     In June 2002, Applica closed its offices in Shelton, Connecticut and consolidated the engineering, sales and marketing functions at its Miami Lakes location. Certain back-office and supply chain functions in Canada and Latin America were also consolidated. These consolidations resulted in the reduction of approximately 70 employees worldwide.

Termination of Common Stock Purchase Rights Plan

     On February 25, 2002, the Board of Directors of Applica Incorporated voted to terminate Applica’s Common Stock Purchase Rights Plan. The plan will be terminated by redeeming the rights that were issued under the Amended and Restated 1995 Common Stock Purchase Rights Agreement. The rights will be redeemed at a price of $.00001 per right, payable in cash. There is currently one right attached to each outstanding share of common stock. The rights are represented by the certificates for common stock and do not trade separately. Shareholders do not have to take any action to receive the redemption payment and do not have to surrender stock certificates. As a result of the redemption, the rights cannot become exercisable and the Amended and Restated 1995 Common Stock Purchase Right Agreement will be terminated.

Other Matters

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available via our website. The website address is www.applicainc.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

Risk Factors

     You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, in evaluating us and our business before purchasing our securities. In particular, you should note that this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. The risks listed below are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.

Uncertainties Regarding The Impact Of Terrorist Activities, The Current War On Terrorism And The Threat Of War With Iraq Could Have A Material Adverse Effect On Our Business.

     The recent terrorist activities and the current war on terrorism, as well as the potential war with Iraq, have had an adverse effect on consumer confidence and spending patterns in the United States, which in turn had a significant impact on our performance. Unforeseen inventory adjustments or changes in purchasing patterns by consumers and major customers could reduce our sales. Additionally, war with Iraq could result in increased petroleum prices. Because the primary resource used in manufactured plastics is petroleum, our cost of goods will increase with the price of petroleum.

The Failure Of Our Growth Strategy Could Have A Material Adverse Effect On Our Business.

     As part of our growth strategy, we plan to:

–	accelerate new product introductions and brand development;

–	create long-term cost and quality advantages for our customers; and

–	optimize our supply chain and customer service functions.

We cannot assure you that our strategic objectives will be realized or, if realized, will result in increased revenue, profitability or market presence. Executing our strategy may also place a strain on our production, information systems and other resources. To manage growth effectively, we must maintain a high level of manufacturing quality and efficiency, continue to enhance our operational, financial and management systems, including our database management, inventory control and distribution systems, and expand, train and manage our employee base. We cannot assure you that we will be able to effectively manage our growth in any one or more of these areas.

If We Are Unable To Renew The Black & Decker® Trademark License Agreement, Our Business Could Be
     Adversely Affected.

     As part of the acquisition of the Black & Decker Household Products Group, we licensed the Black & Decker brand for use in marketing small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. The majority of our revenue is generated through the sale of Black & Decker® branded products, which represented approximately 62% and 63% of our total revenue in 2002 and 2001, respectively. In 2001, Applica and The Black & Decker Corporation extended the trademark license agreement through December 31,

2006. Renewals, if mutually agreed upon, are for five-year periods and will require the payment of minimum royalties, which royalty rates have previously been negotiated.

We Depend On Purchases From Several Large Customers And Any Significant Decline In These Purchases
     Or Pressure From These Customers To Reduce Prices Could Have A Negative Effect On Our Business.

     Due to the consolidation of the retail industry, our customer base has become relatively concentrated. Wal-Mart Stores, Inc., our largest single customer, accounted for approximately 25% of our 2002 net sales, 24% of our 2001 net sales and 21% of our 2000 net sales. Our top three customers accounted for approximately 39%, 38% and 36% of net sales in 2002, 2001 and 2000, respectively. Although we have long-established relationships with many of our customers, we do not have any long-term supply contracts and purchases are generally made using individual purchase orders. As a result, we must receive a continuous flow of new orders from our large, high-volume retail customers. However, we cannot assure you that we can continually meet the needs of our customers. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on us.

The Bankruptcy Or Financial Difficulty Of Any Major Customer Or Fluctuations In The Financial Condition
     Of The Retail Industry Could Adversely Affect Our Business.

     We sell our products to distributors and retailers, including mass merchandisers, department stores and wholesale clubs. The financial difficulties of our customers or the loss of, or a substantial decrease in, the volume of purchases by a major customer could have a material adverse effect on us. Additionally, a significant deterioration in the financial condition of the retail industry in general could have a material adverse effect on our sales and profitability.

     Recently, several larger retail chains and distributors have declared bankruptcy or liquidated, two of which were large customers of ours. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on us.

Our Business Is Very Sensitive To The Strength Of The U.S. Retail Market And Weakness In This Market
     Could Adversely Affect Our Business.

     The strength of the retail economy in the United States has a significant impact on our performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, warehouse clubs, department stores or any of our other customers could have a material adverse effect on us. The current general slowdown in the retail sector has resulted in, and we expect it to continue to result in, additional pricing and marketing support pressures on us. Additionally, the risks of terrorist attacks and potential hostilities could prolong or worsen the current economic downturn. If such conditions continue or worsen, it could have a material adverse effect on our business, financial condition and results of operations.

     In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories.

Our Business Can Be Adversely Affected By Fluctuations In Cost And Availability Of Raw Materials And
     Components.

     Raw materials and components constitute a significant portion of our cost of goods. Factors that are largely beyond our control, such as movements in commodity prices for the specific materials we require, may affect the future cost of raw materials and components. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. In addition, any inability of our suppliers to timely deliver raw materials or components or any unanticipated changes in our suppliers could be disruptive and costly to us. Our ability to select reliable suppliers who provide timely deliveries of quality materials and components will impact our success in meeting customer demand. Any significant failure by us to obtain raw materials on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on us.

Our Business Involves The Potential For Product Recalls And Product Liability Claims Against Us.

     As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that could not be sold.

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

     Additionally, we are a defendant in three asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by us over 20 years ago. Although we never manufactured such products, asbestos was used in certain hair dryers sold by us prior to 1979. In addition to Applica, there are numerous defendants named in these lawsuits, many of whom actually manufactured asbestos containing products. At this time, we have not confirmed coverage under our insurance policies for the asbestos lawsuits, but we are currently undertaking research to ascertain if coverage can be identified.

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
     Additional Risks.

     We manufacture a significant number of the products we sell in China and Mexico and obtain a significant proportion of the raw materials used in the manufacturing of our products outside the United States. We also have certain products manufactured by contract manufacturers outside of the United States. In addition, our strategy includes increasing sales to customers outside of the United States, including Latin America. International operations are subject to risks including, among others:

•	labor unrest;
•	political instability;
•	lack of developed infrastructure;
•	longer payment cycles and greater difficulty in collecting accounts;
•	restrictions on transfers of funds;
•	import and export duties and quotas;
•	changes in domestic and international customs and tariffs;
•	unexpected changes in regulatory environments;
•	difficulty in complying with a variety of foreign laws;
•	difficulty in obtaining distribution and support; and
•	potentially adverse tax consequences.

     Labor in China and Mexico has historically been readily available at relatively low cost as compared to labor costs available in other nations. Both countries have experienced social, political and economic change in recent years. We cannot assure you that labor will continue to be available to us in China or Mexico at costs consistent with historical levels. A substantial increase in labor costs could have a material adverse effect on us. We could also be adversely affected by the imposition of austerity measures intended to reduce inflation, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the foreign countries where we do business, particularly China and Mexico. The foregoing factors may have a material adverse effect on our ability to increase or maintain our international sales or importing activities, our financial condition or the results of our operations.

     Additionally, our manufacturing facilities in China are operated under contracts with the local government. If changing conditions in China result in the termination of one or more of the lease agreements by the local government, it could have a material adverse effect on our business.

Our Business Could Be Adversely Affected By Changes In Trade Relations With China.

     China gained Permanent Normal Trade Relations (“PNTR”) with the United States when it acceded to the World Trade Organization, effective January 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by us, which would adversely impact our sales.

Our Business Could Be Adversely Affected By Currency Fluctuations In Our International Operations.

     While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars and Mexican pesos. In addition, while a small portion of our revenues are collected in foreign currencies, such as Canadian dollars, Argentine pesos, Colombian pesos, Chilean pesos and Venezuelan bolivars, a significant portion of the related cost of goods sold are denominated in U.S. dollars. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the dollar foreign exchange rates will be stable in the future or that fluctuations in financial markets will not have a material adverse effect on us.

Our Business Could Be Adversely Affected By Retailer Inventory Management Or The Failure of Our
     Logistical Systems.

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

Our Future Success Requires Us To Develop New And Innovative Products On A Consistent Basis In Order
     To Increase Revenues And We May Not Be Able To Do So.

     We believe that our future success depends in part upon our ability to continue to make innovations in our existing products and to develop, manufacture and market new products, which generally carry higher margins. We cannot assure you that we will be successful in the introduction, marketing and manufacture of any new products or product innovations or that we will be able to develop and introduce in a timely manner innovations to our existing products that satisfy customer needs or achieve market acceptance.

We Rely Heavily On Our Manufacturing Facilities To Manufacture And Assemble Our Products. An
     Extended Interruption In The Operation Of Any Facility Could Have An Adverse Impact On Our
     Operating Results.

     Approximately 76% of our net sales are derived from products manufactured or assembled at our manufacturing facilities located in China and Mexico. These manufacturing facilities are subject to hazards that could result in material damage to any such facility. Any such damage to either facility, or prolonged interruption in the operations of either facility for repairs, labor disruption or other reasons, would have a material adverse effect on us.

We Are Subject To Several Production-Related Risks Which Could Jeopardize Our Ability To Realize
     Anticipated Sales And Profits.

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

The Infringement Or Loss Of Our Proprietary Rights Could Have An Adverse Effect On Our Business.

     We believe that our rights in owned and licensed names are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks. There can be no assurance as to the breadth or degree of protection that these trademarks may afford us, or that we will be able to successfully leverage our trademarks in the future. The costs associated with protecting our intellectual property rights, including litigation costs, may be material. We also cannot be sure that we will be able to successfully assert our intellectual property rights or that these rights will not be invalidated, circumvented or challenged. Any inability to do so, particularly with respect to names in which we have made significant capital investments, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on us. In addition, because our business strategy is heavily dependent upon the use of brand names, adverse publicity with respect to products that are not sold by us, but bear the same brand names, could have a material adverse effect on us.

     We also rely on unpatented proprietary manufacturing methodologies and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our technology. If we are unable to maintain the proprietary nature of our technologies, our business, financial condition and results of operations could be materially adversely affected. Additionally, we manufacture our products with features for which we have filed or obtained licenses for patents and design registrations in the United States and in several foreign countries. With respect to our applications for patents, there can be no assurance that any patents will be obtained. If obtained, there can be no assurance that such patents will afford us commercially significant protection of our technologies or that we will have adequate resources to enforce our patents.

Our Operating Results Can Be Affected By Seasonality.

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

We Compete With Other Large Companies That Produce Similar Products.

     The markets for our products are highly competitive. We believe that competition is based upon several factors, including price, quality, access to retail shelf space, product features and enhancements, brand names, new product introductions, marketing support and distribution systems. We compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than we have. We also compete with our retail customers, who use their own private label brands, and importers and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales. We cannot assure you that we will be able to compete successfully against current and future sources of competition or that the competitive pressures we face will not adversely affect our profitability.

Our Debt Agreements Contain Covenants That Restrict Our Ability To Take Certain Actions.

     Our credit facility and the indenture for our 10% notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, and otherwise enter into certain transactions outside the ordinary course of business. The credit facility also requires us to maintain a minimum borrowing base availability and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. The breach of any of these covenants or restrictions would result in a default under the credit facility and the indenture, in which case our lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing the debt or cease to provide additional revolving loans or letters of credit, which could have a material adverse effect on our business.

Our Business Can Be Adversely Affected By Newly Acquired Businesses Or Product Lines.

     Applica may acquire partial or full ownership in businesses or may acquire rights to market and distribute particular products or lines of products. The acquisition of a business or of the rights to market specific products or use specific product names may involve a financial commitment by Applica, either in the form of cash or stock consideration. In the case of a new license such commitments are usually in the form of prepaid royalties and future minimum royalty payments. There is no guarantee that we will acquire businesses and develop products that will contribute positively to our earnings. Anticipated synergies may not materialize, cost savings may be less than expected, sales of products may not meet expectations, and acquired businesses may carry unexpected liabilities.

Government Regulations Could Adversely Impact Our Operations.

     Throughout the world, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. or other safety regulation certification prior to marketing electrical appliances in those jurisdictions. Most of our products have such certifications. However, there can be no assurance that our products will continue to meet such specifications. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of product containing certain materials deemed to be environmentally sensitive. A determination that we are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants.

Item 2.   Properties

     The following table sets forth the principal operating facilities of Applica:

Location	Description	Area (Sq. Feet)

Miami Lakes, Florida	Headquarters, general administration, sales office,	140,000 Owned
	engineering offices, warehouse and distribution	40,000 Leased
Man Fung, China	Manufacturing and distribution	250,000 Leased
Sai Po Yuen, China	Manufacturing and distribution	208,000 Leased
Man Cheung Po, China	Manufacturing and distribution	605,000 Leased
Pok Kong, China	Manufacturing and distribution	437,000 Leased
Sun Kiu, China	Manufacturing and distribution	358,000 Leased
Gong He, China	Manufacturing, distribution and warehouse	63,000 Leased
Queretaro, Mexico	Manufacturing, warehouse and office	290,000 Owned
Little Rock, Arkansas	Warehouse and distribution	807,000 Leased
Toronto, Canada	Canada headquarters, sales office, warehouse and	109,000 Leased
distribution
Hong Kong, China	Durable headquarters and general administration	49,000 Leased

     Our facilities in China are operated under contracts with the local government.

     We lease additional warehouse and office space in the United States, Canada and Latin America pursuant to short-term contracts. We also contract with third party distribution providers that furnish full service warehousing and shipping services. In 2002, Applica had such arrangements in Tennessee, Mexico, Colombia, Venezuela, Chile, Peru and Argentina. Service contracts are typically short-term in nature, stable in pricing, and provide for specific performance requirements related to customer service. We are currently pursuing additional third party distribution services in California to provide service to customers with significant shipping activity in the western United States, and to provide overflow seasonal warehouse space.

     We believe our current facilities are adequate to meet our needs in the foreseeable future. If necessary, we may, from time to time, acquire or lease additional facilities for warehousing and/or other activities.

     Applica closed its Shelton, Connecticut office in the third quarter of 2002 and is currently pursuing sublease arrangements for the 100,000 square feet of office space located there. Additionally, in the first quarter of 2003, Applica consolidated its sales office and warehouse space in Toronto, Canada and is currently pursuing sublease arrangements for the 10,000 square feet of sales office space.

Item 3.   Legal Proceedings

     Toaster Recall. In February 2002, Applica Consumer Products, Inc., in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® T1200 and T1400 toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. Management charged 2001 operations with an estimated reserve of $13.4 million for these recalls and does not believe the ultimate liability will be materially different.

     Currently, three lawsuits have been filed in connection with property damage or bodily injury relating to the recalled toasters (one of which has been settled) and several other claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Applica’s security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.   Market for the Registrant’s Common Stock and Related Stockholder Matters

     Applica’s common stock, $0.10 par value, is listed for trading on the New York Stock Exchange under the symbol “APN.” The following tables set forth, for the periods indicated, the range of high and low closing prices for the common stock as reported on the New York Stock Exchange:

	Closing Price

	High	Low

2001
First quarter	$7.65	$4.63
Second quarter	$9.59	$6.05
Third quarter	$11.30	$7.48
Fourth quarter	$9.45	$6.40
2002
First quarter	$9.90	$5.00
Second quarter	$12.40	$8.44
Third quarter	$12.20	$4.30
Fourth quarter	$6.45	$4.26

     At March 5, 2003, there were approximately 900 holders of record of our common stock. The number of holders of record of the common stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders.

     Dividends. We are prohibited from declaring or paying cash dividends on our capital stock under the terms of our debt agreements. We did not pay any common stock dividends in 2002 or 2001, and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings to finance the expansion of our operations and for general corporate purposes.

     Termination of Common Stock Purchase Rights Plan. On February 25, 2002, the Board of Directors of Applica Incorporated voted to terminate Applica’s Common Stock Purchase Rights Plan. The plan will be terminated by redeeming the rights that were issued under the Amended and Restated 1995 Common Stock Purchase Rights Agreement. The rights will be redeemed at a price of $.00001 per right, payable in cash. There is currently one right attached to each outstanding share of common stock. The rights are represented by the certificates for common stock and do not trade separately. Shareholders do not have to take any action to receive the redemption payment and do not have to surrender stock certificates. As a result of the redemption, the rights cannot become exercisable and the Amended and Restated 1995 Common Stock Purchase Right Agreement will be terminated.

Item 6.   Selected Financial Data

     The selected financial data presented below is derived from our audited financial statements and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and the Consolidated Financial Statements and related notes thereto included in Schedule I to this Annual Report on Form 10-K.

	2002		2001		2000		1999		1998

			(Dollars in thousands, except per share data)
Statement of Operations:
Net sales	$727,356		$727,044		$748,751		$718,309		$474,356
Equity in net earnings (loss) of joint ventures	$(1,498)		$(128)		$(777)		$(12,894)		$1,621
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	$9,878		$(24,292)		$(22,758)		$21,020		$40,368
Income tax expense (benefit)	$4,826		$4,146		$(1,542)		$4,177		$11,616
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	$(78,829)		—		—		—		—
Effective tax rate	48.9%		(17.1)%		6.8%		19.9%		28.7%
Net earnings (loss)	$(73,777	)(1)	$(28,438	)(2)	$(21,216	)(3)	$16,843	(4)	$28,752	(5)
Balance Sheet:
Working capital	$192,776		$228,124		$276,981		$263,315		$267,434
Current ratio	2.8		3.0		3.3		3.1		3.0
Property, plant and equipment, net	$76,963		$82,337		$78,200		$75,983		$76,077
Total assets	$521,665		$633,684		$707,935		$714,310		$742,737
Long-term debt and other long terms liabilities	$195,371		$225,726		$260,147		$243,807		$287,306
Shareholders’ equity	$219,128		$293,939		$324,474		$343,397		$324,018
Per Share Data:
Earnings (loss) per common share – basic	$(3.15	)(1)	$(1.23	)(2)	$(0.92	)(3)	$0.75	(4)	$1.43	(5)
Earnings (loss) per common share – diluted	$(3.10	)(1)	$(1.23	)(2)	$(0.92	)(3)	$0.72	(4)	$1.33	(5)
Cash dividends paid	—		—		—		—		—
Book value at year end	$9.33		$12.61		$14.06		$15.17		$14.67
Return on average equity	(28.8)%		(9.2)%		(6.4)%		5.1%		11.2%

(1)	In January 2002, Applica applied the provisions of SFAS 142 “Goodwill and Other Intangible Assets”. Based on its impairment tests, Applica recognized an adjustment of $121.3 million ($78.8 million, or $3.31 per share, net of tax on a full year and fully diluted basis) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value. In addition, repositioning expenses of $10.6 million relating to the infrastructure consolidation were incurred. These expenses did not qualify for accrual at December 31, 2001.

(2)	In the fourth quarter of 2001, Applica took charges relating to several events in the aggregate amount of $28.2 million. These charges included $6.8 million relating to its infrastructure consolidation. In addition, $5.2 million of such charges related to Applica’s execution of a new four-year senior secured revolving credit facility and the write-off of fees and expenses associated with the terminated credit facility. Also included in the charge were $1.5 million relating to the devaluation of the Argentinean peso and $1.0 million related to the settlement of the shareholder class action litigation.

(3)	Includes primarily non-cash charges totaling $37.7 million ($32.6 million, or $1.42 per share, net of tax). Such charges include a repositioning charge of $34.1 million, of which $30.1 million was included in cost of goods sold and $4.0 million was included in selling, general and administrative expenses. Such charges also include a loss on asset held for sale of $3.6 million. The $32.6 million after-tax effect of the charges has been adjusted to include a tax valuation allowance of approximately $4.5 million related to certain U.S. foreign tax credits, contributions and state net operating loss carryforwards, which expire in five years or less

(4)	Includes an adjustment of $1.5 million ($0.9 million after tax) related to the reversal of a portion of the 1998 repositioning charge. Also includes a charge of $12.6 million ($8.3 million after tax) for the write-down of Applica’s remaining investment in a joint venture.

(5)	Includes a one-time, primarily non-cash repositioning charge of $17.2 million, of which $7.7 million is included in cost of goods sold. Also includes an after tax gain on the sale of Applica’s equity interest in Salton, Inc. of $27.5 million.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Applica is a manufacturer, marketer and distributor of a broad range of branded and private-label small electric consumer goods. In 1998, Applica acquired the Black & Decker Household Products Group and became a leading supplier of brand name small household appliances in North and Latin America. We also manufacture and distribute professional personal care products, home environment products, pet care products, including the LitterMaid® self-cleaning cat litter box, and pest control products. We manufacture and market products under licensed brand names, such as Black & Decker®, our own brand names, such as Applica® and Windmere®, and other private-label brand names. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

     We operate manufacturing facilities in China and Mexico. In 2002, approximately 76% of the products sold by Applica were manufactured in such facilities. In addition, we manufacture products for other consumer products companies, which we refer to as contract manufacturing.

     In May 2002, Applica acquired Weitech, Inc. for a total of $20 million, including cash and notes. Weitech designs, manufacturers and distributes products that emit high frequency sound waves to repel a variety of pests. Weitech products are sold through mass market retailers, specialty retailers and mail order catalogs, primarily in the United States. The results of operations of Weitech, Inc. were included in the accompanying consolidated statement of operations from the date of the acquisition.

Forward Looking Statements

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Applica believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including the specific factors set forth in Item 1. Business — “Risk Factors.” Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Applica may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Applica disclaims any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Use of Estimates and Critical Accounting Policies

     The preparation of Applica’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and Applica’s actual results are subject to the risk factors listed above under Item 1 Business — “Risk Factors”.

     Management believes that the following may involve a higher degree of judgment or complexity:

     Collectibility of Accounts Receivable. Applica’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets specific reserves for customers in bankruptcy and other reserves for the remaining customers based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to Applica, this allowance may need to be significantly increased, which would have a negative impact upon Applica’s operations. For example, during the fourth quarter of 2002, management increased the allowance by $4.3 million as the result of the further deterioration of one of Applica’s significant customers.

     Reserves on Inventories. Applica establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews Applica’s investment in inventories for declines in value.

     Income Taxes. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2002 and 2001, Applica had deferred tax assets in excess of deferred tax liabilities of $83.2 million and $41.9 million, respectively. Applica determined that it was more likely than not that $73.0 million and $31.7 million of such assets will be realized, resulting in a valuation allowance of $10.2 million in 2002 and 2001. Applica evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

     Goodwill. On an annual basis, management assesses the composition of Applica’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. Applica will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. During the first quarter of 2002, Applica recorded a write-down of its goodwill of $121.3 million ($78.8 million, net of tax).

     Long-Lived Assets. Applica reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. Applica recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. For example, in the fourth quarter of 2000, Applica recorded a $3.2 million write-down of certain intangible assets associated with Kmart Corporation’s decision to terminate its long-term supply contract for White-Westinghouse electronic products and Applica’s intention not to re-market such products to another company. In the fourth quarter of 2001, an additional write-down of $1.2 million was recorded as a result of a bankruptcy petition filed by Kmart Corporation. In 2002, the Company abandoned leasehold improvements at its China facility. These leaseholds related to streamlining its manufacturing and distribution and had a net book value of $2.5 million. In addition, with the closing of the Shelton, Connecticut office, the Company disposed of certain leasehold and other fixed assets with a net book value of $1.1 million.

     Reserves for Product Liability Claims and Litigation. Applica is subject to various legal proceedings, product liability claims and other claims in the ordinary course of its business. Management estimates the amount of ultimate liability, if any, with respect to such matters in excess of applicable insurance coverage based on historical claims experience and current claim amounts, as well as other available facts and circumstances. As the outcome of litigation is difficult to predict and significant estimates are made with regard to future events, significant changes from estimated amounts could occur. For example, Applica increased its reserve for product liability claims and litigation by $1.0 million in 2002.

     Product Recall Liability. Applica is subject to potential product recalls. We estimate the amount of ultimate liability based on discussions with the Consumer Product Safety Commission and historical claims experience. For example, in February 2002, we voluntarily recalled our Black & Decker® branded T1200 and T1400 toasters. We charged the 2001 operations with an estimated reserve of $13.4 million for this recall. Applica has charged $8.7 million against this reserve through December 31, 2002. While we believe that the reserve is adequate, there can be no assurance that significant future adjustments will not be required.

     Other Estimates. Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

Results of Operations

     The operating results of Applica expressed as a percentage of sales and other revenues are set forth in the table below:

	Year Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods sold	68.1	71.0	68.6
Repositioning charges and other charges	—	1.8	4.0

Gross profit	31.9	27.2	27.4
Selling, general and administrative expenses:
Operating expenses	26.8	25.6	25.5
Repositioning charges and other charges	1.4	2.1	0.5

Operating earnings (loss)	3.7	(0.5)	1.4
Other income (expense)	(2.1)	(2.8)	(3.8)
Loss on asset held for sale	—	—	(0.5)

Earnings (loss) before equity in net earnings (loss) of joint
venture and income taxes	1.6	(2.8)	(4.3)

Equity in net earnings (loss) of joint ventures	(0.2)	0.0	(0.1)

Earnings (loss) before income taxes and cumulative
effect of change in accounting principle	1.4	(3.3)	(3.0)
Income tax expense (benefit)	0.7	0.6	(0.2)

Earnings (loss) before cumulative effect of change in
accounting principle	0.7	(3.9)	(2.8)

Cumulative effect of change in accounting principle, net of
tax	(10.8)	—	—
Net earnings (loss)	(10.1)%	(3.9)%	(2.8)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net Sales. Sales for Applica remained flat at $727.4 million compared to $727.0 million in 2001. For the year, increases in contract manufacturing of $17.8 million, or 29.0%, and sales of pest control products of $15.7 million were offset by decreases in (a) sales of Windmere® branded and other products of $16.2 million, or 8.9%, (b) sales of White Westinghouse® products of $8.6 million, or 36.9%, and (c) sales of Black & Decker® branded products of $8.3 million, or 1.8%. No pest control products were sold in 2001. In 2002, sales of Black & Decker® branded products increased $7.1 million in North American, but decreased $15.4 million in Latin America. Sales to Wal-Mart, our largest customer, accounted for 24.5% and 24.3% of total sales for the 2002 and 2001 periods, respectively.

     In June 2000, the Kmart Corporation exercised its option to terminate its long-term supply contract with Applica for the sale of White-Westinghouse® consumer electronic products in the United States. The termination was effective on June 30, 2002. On December 31, 2002, Applica terminated the White Westinghouse license agreement. Sales of White Westinghouse branded products totaled $14.7 million in 2002 and $23.3 million in 2001.

     In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart is one of Applica’s top three customers. Kmart has indicated that it intends to reorganize on a fast-track basis and has targeted emergence from Chapter 11 in

April 2003. In 2002 and 2001, Applica had sales of $43.5 million and $49.4 million to Kmart Corporation and, at the date of the bankruptcy filing, Applica had outstanding receivables of approximately $5.0 million.

     In July 2002, Aisenstein & Gordon, Inc. (“A&G”), a distributor, announced that it would cease continuing business operations and undertake an out-of-court liquidation. In 2002 and 2001, Applica had sales of $2.7 million and $7.1 million, respectively, to A&G. Applica had outstanding receivables from A&G of approximately $1.7 million and, in connection with the liquidation, received approximately $160,000 on such receivables.

     In January 2003, PHD, Inc., a distributor and significant customer of Applica, was placed into involuntary bankruptcy, which PHD voluntarily converted to a liquidation under Chapter 11 of the U.S. Bankruptcy Code. In 2002 and 2001, Applica had sales of $13.4 million and $12.9 million, respectively, to PHD, Inc. and its subsidiaries. At the date of the bankruptcy filing, Applica had outstanding receivables of approximately $4.3 million, which were fully reserved at December 31, 2002.

     Management anticipates that reduced contract manufacturing orders and continued weakness in Latin America will negatively affect sales in 2003, which management believes will be offset by higher sales of Black & Decker® branded products and pest control products. Additionally, sales will be negatively affected during the first quarter as the result of higher overall inventory at two of our significant customers, resulting from the slow holiday season.

     Gross Profit Margin. Applica’s gross profit margin was 31.9% in 2002 as compared to 27.2% for 2001. Excluding the $13.4 million in recall charges recorded as cost of sales in 2001, Applica’s gross profit margin for 2001 was 29.0%. The gross profit margins increased as Applica experienced an improved product mix during 2002 and higher production levels at its manufacturing facilities.

     In 2003, management anticipates that margins will remain similar to 2002 levels as the result of continued price degradation in core product categories and higher petroleum prices, offset by the continued improvement in product mix and new product introductions.

   Selling, General and Administrative Expenses.

     Operating Expenses. Operating expenses for Applica increased $8.6 million, or 4.6%, in 2002 to $195.0 million as compared to $186.4 in 2001. Such expenses increased as a percentage of sales to 26.8% from 25.6% in the 2001 period. In 2002, advertising and promotion expenses increased $10.3 million, largely as the result of increased television promotion to support new product introductions. Additionally, (a) our bad debt expenses increased by $6.6 million, as we experienced the credit deterioration of two of our major distributors, (b) we experienced a $2.2 million foreign exchange loss primarily related to the devaluation of certain Latin American currencies, (c) payroll and severance expenses increased by $1.5 million and (d) selling and other expenses increased by $400,000. These increases were offset by decreases in amortization expense of $10.9 million primarily as the result of the adoption of SFAS 142, “Goodwill and Other Intangible Assets” and the write down of White Westinghouse related intangibles. Additionally, distribution and freight costs decreased by $1.5 million during 2002 as the result of our supply chain management program.

     Estimated expenses under the license agreement with The Black & Decker Corporation will increase by approximately $4.0 million in 2003 and an additional $7.5 million in 2004. Additionally, we anticipate that insurance and freight expenses will increase by approximately $3.0 million as a result of increases in rates in 2003. These increases should be offset by decreases in expenses of approximately $3.0 million resulting from the 2002 infrastructure consolidation and lower bad debt expense.

     Repositioning and Other Charges. In the fourth quarter of 2001, Applica took charges relating to several events in the aggregate amount of $14.8 million. These charges included $6.8 million relating to Applica’s decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. In addition, $5.2 million of such charges related to Applica’s execution of a new four-year senior secured revolving credit facility and the write-off of fees and expenses associated with the terminated credit facility. Also included in the charge were $1.5 million relating to the devaluation of the Argentinean peso and $1.0 million related to the settlement of the shareholder class action litigation. In 2002, Applica incurred repositioning expenses of $10.6 million relating to the consolidation. These expenses did not qualify for accrual at December 31, 2001.

     For additional information regarding SFAS 142, see Note D of the Notes to Consolidated Financial Statements included in Schedule I of this Form 10-K.

     Interest Expense. Interest expense decreased by $4.9 million, or 21.8%, to $17.6 million for 2002, as compared to $22.5 million for 2001. Such decrease was largely the result of the reduction of debt and lower interest rates.

     Gain on Litigation Settlement. In September 2002, Applica and Salton, Inc. entered into a settlement agreement in the matter Salton, Inc. v Windmere-Durable Holdings, Inc. and Windmere Corporation, which was filed in the United States District Court, Northern District of Illinois in January 2001. In connection with such settlement, Applica reported a one-time gain of $557,000 in the third quarter of 2002.

     Equity in Net Earnings (Loss) of Joint Ventures. The equity in net earnings (loss) of joint ventures increased from a $128,000 loss in 2001 to a $1.5 million loss in 2002. This increase was due to Applica’s losses of approximately $1.5 million related to its investment in a Florida limited liability company. Applica has no additional commitments or exposure related to this investment. During 2002, Applica did not reflect any equity in net earnings (loss) related to its investment in Anasazi Partners, L.P. Anasazi’s investments include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For 2002, Applica had an effective tax rate of 48.9%. The change in tax rate from 2001 resulted from additional tax expense of $10.1 million in 2001 due to the repatriation of previously untaxed earnings. In addition, in 2002 Applica incurred additional permanent differences, such as foreign exchange translation losses. Applica expects its future effective tax rate to approximate 40%.

     The earnings of subsidiaries in Canada, Mexico and Latin America (other than Chile) are generally taxed at rates comparable to or higher than 35%, the United States statutory rate. In addition, commencing on January 1, 2002, the earnings of Applica’s Hong Kong subsidiary are also taxed at the United States statutory rate of 35% due to Applica’s intent not to permanently reinvest the earnings outside of the United States. Applica does not make tax provisions for the undistributed earnings of its foreign subsidiaries that it expects will be permanently reinvested in its operations outside of the United States.

     For additional information regarding taxes, see Note I of the Notes to Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K.

     Cumulative Effect of Change in Accounting Principle. In January 2002, Applica applied the provisions of SFAS 142, “Goodwill and Other Intangible Assets” and performed a transitional fair valued based impairment test. Based on its impairment tests, Applica recognized an adjustment of $121.3 million ($78.8 million, or $3.31 per share, net of tax on a fully diluted basis) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value. Under SFAS 142, the impairment adjustment was reflected as a cumulative effect of change in accounting principle.

     Earnings Per Share. Basic shares for the periods ended December 31, 2002 and 2001 were 23,415,186 and 23,135,222, respectively. Included in diluted shares is the dilutive effect of common stock equivalents relating to options of 403,275 for the period ended December 31, 2002. All common stock equivalents were excluded from the per share calculations in 2001 as Applica incurred a net loss before cumulative effect of change in accounting principle in the period and such inclusion would have been anti-dilutive.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Sales. Sales for Applica decreased 2.9% to $727.0 million from $748.8 million for the year ended December 31, 2001. The change was primarily the result of a decrease of $40.1 million in sales of product categories that were exited in the fourth quarter of 2000, a decrease of $3.5 million in sales of electronic products and a $2.2 million decrease in Windmere® branded and other product sales. The decrease was primarily offset by a $8.5 million increase in sales of Black & Decker® branded products, an increase of $8.2 million in contract manufacturing sales and a $7.3 million increase in sales of LitterMaid pet products. Sales to Wal-Mart, our largest customer, accounted for 24.3% and 21.4% of total sales for the 2001 and 2000 periods, respectively.

     In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart Corporation is one of Applica’s top three customers. In 2001, Applica had sales of $49.4 million to Kmart Corporation and, as of the date of the bankruptcy filing, Applica had outstanding receivables of approximately $5.0 million. Additionally, in January 2002, Service Merchandise Company, Inc. announced that it would cease continuing business operations and file a plan of liquidation. Service Merchandise filed bankruptcy in March 1999 but was unable to complete its planned business reorganization. In 2001, Applica had sales of $10.8 million to Service Merchandise. As of the date of the announcement, the outstanding receivables to Service Merchandise were immaterial.

     Cost of Sales – Repositioning and Other Charges. Applica Consumer Products, Inc., in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® two-slice and four-slice toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. In connection therewith, Applica took a charge of $13.4 million relating to the estimated expenses of such recalls.

     In the fourth quarter of 2000, Applica entered into a relationship with a consumer packaged goods company to develop, manufacture and distribute new products. In conjunction with the development relationship, Applica expanded its existing manufacturing capacity, exited various non-strategic product lines, including certain retail personal care items, and re-allocated company resources. These activities resulted in charges totaling $34.1 million in the fourth quarter of 2000. These charges were primarily non-cash. Charges associated with the write down of inventory and other equipment totaled $30.1 million and were recorded as cost of sales.

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

Liquidity and Capital Resources

     At December 31, 2002, Applica’s working capital was $192.8 million, as compared to $228.1 million at December 31, 2001. At December 31, 2002 and 2001, Applica’s current ratio was 2.8 to 1 and 3.0 to 1, respectively, and its quick ratio was 1.5 to 1 and 1.8 to 1, respectively. The decrease in the current and quick ratios primarily reflected the use of the cash from the decrease in accounts receivable to repay long-term debt.

     Cash balances decreased by $8.0 million to $7.7 million for the year ended December 31, 2002. Cash balances decreased by $1.1 million to $15.7 million for the year ended December 31, 2001.

     The net cash provided by operating activities totaled $54.0 million in 2002 and $87.9 million in 2001. The 2002 period reflected decreases in accounts receivable. The 2001 period reflected reductions in inventory.

     Cash used in investing activities totaled approximately $31.5 million for the period, as compared to $23.2 million for 2001, and reflected the acquisition of Weitech, Inc. in 2002 for $17.0 million in cash, as well as the purchase of equipment at Applica’s manufacturing facilities and tooling for new products.

     Cash used in financing activities totaled approximately $30.6 million in 2002 and $65.8 million in 2001 reflecting the continued reduction of debt levels.

     Applica’s primary sources of liquidity are its cash flow from operations and borrowings under its credit facility. In 2001, Applica replaced its revolving credit and term debt facilities with a new $205 million four-year asset-based senior secured revolving credit facility. As of March 3, 2003, Applica was borrowing approximately $30.8 million under the facility and had approximately $57.8 million available for future cash borrowings. Advances under the facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit, with approximately $538,439 outstanding under the limit as of March 3, 2003. All amounts outstanding under the credit facility are payable on December 28, 2005.

                     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin which is determined by Applica’s leverage ratio and was set at 2.35% at December 31, 2002 and 2.25% at March 1, 2003 (3.79% at December 31, 2002 and 3.59% at March 3, 2003); or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin, which is determined based upon Applica’s leverage ratio and was set at 0.35% at December 31, 2002 and 0.25% at March 3, 2003 (4.60% at December 31, 2002 and 4.50% at March 3, 2003).

     Management expects its borrowing margins to decrease to 2.00% (for LIBOR loans) and 0.0% (for Base Rate loans) after our first quarter 2003 results are reported to our senior lenders during May 2003. This decrease will result if we continue to improve our leverage ratio.

     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin, which is determined based on Applica’s leverage ratio and was set at 0.35% at December 31, 2002 and 0.25% at March 3, 2003 (4.60% at December 31, 2002 and 4.50% at March 3, 2003).

     In July 1998, Applica issued $130.0 million in Senior Subordinated Notes. The notes bear interest at a rate of 10%, payable semiannually, and mature on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, on or after July 31, 2003 at various redemption prices. See Note G of the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K for more detailed information regarding Applica’s borrowings.

     On September 28, 2002, Applica entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. (“CIT”). The agreements allow Applica to transfer to CIT, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. These arrangements are strictly for the purpose of insuring selected receivables. On January 17, 2003, the agreement covering receivables from a significant customer was converted into a full notification agreement under which CIT has agreed to purchase all approved receivables of such customer.

     In April 2002, Applica Consumer Products, Inc. entered into a five-year $6.0 million mortgage loan on Applica’s executive offices located in Miami Lakes, Florida. The loan bears interest at an annual rate of 7.25%, with monthly principal and interest payments based on a 20-year amortization. A final balloon payment is due at the end of the term. The loan is secured by a mortgage on the property and the building located thereon.

     Certain of Applica’s foreign subsidiaries have approximately $18.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. As of December 31, 2002, there were no amounts outstanding under the working capital lines and $1.7 million outstanding under the letter of credit lines. As of

March 3, 2003, there was $2.5 million outstanding under the working capital lines and $1.0 million under the letter of credit lines.

     Applica’s aggregate capital expenditures for the year ended December 31, 2002 were $19.3 million, as compared to $23.3 million for 2001. Applica anticipates that the total capital expenditures for 2003 will be approximately $19.0 million, which includes the cost of equipment at our manufacturing facilities and tooling for new products. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facility.

     At December 31, 2002, debt as a percent of total capitalization was 47.0%, as compared to 43.4% at December 31, 2001.

     Applica’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, we believe that cash flow from operations and available cash, together with available borrowings under its credit facility and other facilities, will be adequate to meet our future liquidity needs for at least the next several years. There can be no assurance that Applica’s business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the credit facility in an amount sufficient to enable Applica to service its indebtedness, including the outstanding 10% notes, or to fund its other liquidity needs. In addition, there can be no assurance that Applica will be able to effect any needed refinancing on commercially reasonable terms or at all.

     For information regarding related party transactions, see Note N to the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K.

     Applica is also involved in certain ongoing litigation. See Item 3. Legal Proceedings above.

Effect of Inflation

     Our results of operations for the periods discussed have not been significantly affected by inflation.

Currency Matters

     While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars and Mexican pesos. In addition, while a small portion of our revenues are collected in foreign currencies, such as Canadian dollars, Argentine pesos, Colombian pesos, Chilean pesos and Venezuelan bolivars, a significant portion of the related cost of goods sold are denominated in U.S. dollars. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the dollar foreign exchange rates will be stable in the future or that fluctuations in financial markets will not have a material adverse effect on our business, financial condition and results of operations.

     From time to time, Applica uses forward exchange and option contracts to reduce fluctuations in foreign currency cash flows related to third party raw materials and other operating purchases, as well as trade receivables. The purpose of Applica’s foreign currency management activity is to reduce the risk that anticipated cash flows and earnings from foreign currency denominated transactions may be adversely affected by changes in exchange rates.

     For additional information on exchange rate sensitivity, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk below.

New Accounting Pronouncements

     In July 2002, the FASB issued Statement No. 146, “Accounting for Restructuring Costs,” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Management does not believe the adoption of this standard will have a material impact on the financial statements.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about such effects in interim financial information. Applica currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. Applica currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148 during the first quarter of its year ending December 31, 2003.

     In December 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

     The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on Applica financial statements. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on Applica’s financial statements.

Item 7 A. Quantitative and Qualitative Disclosures About Market Risk.

     Applica is exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies using a variety of financial instruments.

     Interest Rate Sensitivity. Our primary market risk exposure with respect to interest rates is changes in short- and long-term interest rates in the United States. Certain of Applica’s debt arrangements represent floating rate debt and accordingly, we are subject to interest rate risk. Applica uses interest rate risk management contracts to reduce the impact of changes in interest rates on our floating rate debt. Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to Applica’s portfolio of borrowings. Applica maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

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

	At December 31, 2002

	Expected Maturity Date

	2003	2004	2005		2006	2007	Thereafter	Total	Fair Value(5)

					(Dollars in thousands)
Liabilities:
Long-Term Debt:
Fixed Rate	143	153	3,166		178	5,282	130,000	138,912	138,262
Average Interest Rate	7.25%	7.25%	6.07	%(1)	7.25%	7.25%	10.0%
Variable Rate	—	—	—		55,070	—	—	55,070	55,070
Average Interest Rate	—	—	—		(2)	—	—
Interest Rate Contracts:
Interest Rate Swaps:
Pay Fixed (3):	15,000	—	—		—	—	—	15,000	(328)
Average Pay Rate	4.8%	—	—		—	—	—
Average Receive Rate	5.0%	—	—		—	—	—
Pay Floating (4):	—	—	—		—	5,939	—	5,939	481
Average Pay Rate	1.8%	1.4%	2.5%		3.5%	4.1%
Average Receive Rate	4.9%	4.9%	4.9%		4.9%	4.9%

(1)	Calculated as the weighted average of 6% on the $3.0 million notes payable and 7.25% on the mortgage loan on the property located in Miami Lakes, Florida.

(2)	The variable rate revolving credit facility is set depending upon the interest period elected by Applica of 1, 2, 3 or 6 months at a rate equivalent to the LIBOR rate plus an applicable margin of 235 basis points or at a rate equivalent to the prime rate of interest plus an applicable margin of 35 basis points.

(3)	At December 31, 2002, Applica had an interest rate swap contract to pay a fixed-rate of interest of 5.045% and received a variable-rate of interest of one-month LIBOR that matures on July 31, 2003. The LIBOR used to calculate the Average Receive Rate is based upon the forward yield curve as of December 31, 2002.

(4)	At December 31, 2002, Applica had an interest rate swap contract to pay a variable-rate of interest of one-month LIBOR and receive a fixed-rate of interest of 4.9% that matures on May 1, 2007. The LIBOR used to calculate the Average Pay Rate is based upon the forward yield curve as of December 31, 2002.

(5)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

	At December 31, 2001

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value(5)

				(Dollars in thousands)
Liabilities:
Long-Term Debt:
Fixed Rate	—	—	—	—	—	$130,000	$130,000	$128,700
Average Interest Rate	—	—	—	—	—	10.0%
Variable Rate	$1,693	$1,662	$1,662	$90,709	—	—	$95,726	$95,726
Average Interest Rate	(1)	(1)	(1)	(2)	—	—
Interest Rate Contracts:
Interest Rate Swaps:
Pay Fixed (3):	—	$59,000	—	—	—	—	$59,000	$(1,937)
Average Pay Rate	5.0%	5.0%	—	—	—	—
Average Receive Rate	2.2%	4.3%	—	—	—	—
Pay Floating (4):	—	—	—	—	—	$80,000	$80,000	$31
Average Pay Rate	2.3%	4.7%	5.9%	6.3%	6.5%	6.6%
Average Receive Rate	5.8%	5.8%	5.8%	5.8%	5.8%	5.8%
Interest Rate Cap:
7% Cap	$60,000	—	—	—	—	—	$60,000	—
Maximum Pay Rate	7.0%	—	—	—	—	—

(1)	The variable rate foreign indebtedness is set depending upon the interest period elected by Applica of 1, 2 or 3 months at a rate equivalent to the LIBOR rate plus an applicable margin of 85 basis points.

(2)	The variable rate revolving credit facility is set depending upon the interest period elected by Applica of 1, 2, 3 or 6 months at a rate equivalent to the LIBOR rate plus an applicable margin of 235 basis points or at a rate equivalent to the prime rate of interest plus an applicable margin of 35 basis points.

(3)	At December 31, 2001, Applica had an interest rate swap contract to pay a fixed-rate of interest of 5.045% and receive a variable-rate of interest of one-month LIBOR that matures on July 31, 2003.

(4)	At December 31, 2001, Applica had an interest rate swap contract to pay a variable-rate of interest of six-month LIBOR and receive a fixed-rate of interest of 5.84% that matures on July 31, 2008.

(5)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

     Exchange Rate Sensitivity. Our primary market risk exposure with respect to exchange rates is to changes in U.S. dollar/Mexican peso, U.S. dollar/Chinese renminbi, U.S. dollar/Hong Kong dollar and U.S. dollar/Canadian dollar exchange rates. In addition, we also have exposure to the Argentinean peso, Colombian peso, Chilean peso and Venezuelan bolivar. Certain forecasted transactions could expose Applica to foreign currency risk. We purchase currency forwards and options as cash flow hedges of foreign currency forecasted transactions related to the purchase of third party raw materials and other operating expenses. Our objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility in order to allow management to focus on core business issues and challenges. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of our existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. Applica uses option strategies and forward contracts that provide for the sale and/or purchase of foreign currencies to hedge probable, but not firmly committed, expenditures. The principal currencies hedged are the Mexican peso, Chinese renminbi, Hong Kong dollar and Canadian dollar. By policy, Applica maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures for periods not to exceed eighteen months. The gains and losses on these contracts offset changes in the value of the related exposures.

     As discussed above, we are exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2002, Applica hedged a portion of its 2003 estimated foreign currency transactions using forward exchange contracts and purchased options. We use a sensitivity model to determine a potential change in the fair value of our foreign exchange financial instruments. The sensitivity model estimates the change in fair value based upon a favorable and unfavorable movement of 10% in the respective spot rate. The sensitivity model is a risk analysis tool and does not purport to represent actual losses or gains in fair value that will be incurred by Applica. It should also be noted that the change in value represents the estimated change in the fair market value of the derivative. Because the derivatives hedge an underlying exposure, there would be a comparable and opposite change in value of the underlying exposure. The estimated potential change in fair value, calculated using the sensitivity model, is as follows:

	At December 31, 2002

		Change in Fair Value Due To

	Notional Hedge	Favorable 10%	Unfavorable 10%
	Amount in US Dollars	Movement in Spot	Movement in Spot

	(Dollars in thousands)
Mexican Peso	$26,780	$2,472	$(2,235)
Canadian Dollar	7,269	616	(569)
Chinese Renminbi	7,000	780	(638)

Total Change in Fair Value	$41,049	$3,868	$(3,442)

     It is our policy to enter into foreign currency and interest rate transactions and other financial instruments only to the extent considered necessary to meet our objectives as stated above. We do not enter into these transactions for speculative purposes. See Note O of the Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K for more information regarding Applica’s financial instruments.

Item 8. Financial Statements and Supplementary Data

See Schedules I and II hereto.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The executive officers of Applica are as follows:

NAME	AGE	OFFICE

David M. Friedson	47	Chairman of the Board
Harry D. Schulman	51	President, Chief Executive Officer and Secretary
Lai Kin	72	Director and Chairman of Applica Durable Manufacturing Limited
Albio Espinosa	47	Vice President – Worldwide Manufacturing, Applica Consumer Products, Inc.
Michael J. Michienzi	47	Senior Vice President – Global Business Development, of Applica Consumer Products, Inc.
Terry L. Polistina	39	Senior Vice President and Chief Financial Officer
Ben Lai	40	Managing Director of Applica Durable Manufacturing Limited

     David M. Friedson has served as Chairman of the Board of Applica Incorporated since April 1996. From January 1987 to February 2003, Mr. Friedson served as Chief Executive of Applica Incorporated and Applica Consumer Products, Inc. From January 1985 to January 2001, Mr. Friedson served as President of Applica and from June 1976 to January 1985, Mr. Friedson held various other senior management positions.

     Harry D. Schulman has served as President of Applica Incorporated and Applica Consumer Products, Inc. since January 2001 and Chief Executive Officer since February 2003. Mr. Schulman has also served as Secretary since January 1999. Mr. Schulman previously served as Chief Operating Officer from November 1998 to February 2002. From March 1990 to January 2001, Mr. Schulman served as Chief Financial Officer of Applica. From February 1998 until June 1998, he served as a Senior Vice President and from February 1993 until June 1998, Mr. Schulman served as Executive Vice President — Finance and Administration. Prior thereto, he held other senior finance positions with Applica.

     Lai Kin has been Chairman of Applica Durable Manufacturing Limited, Applica’s Chinese manufacturing subsidiary, since 1995. From 1973 to 1995, Mr. Lai was Managing Director of Durable. In addition, Mr. Lai has been Managing Director of Ourimbah Investment Limited since 1989. Ourimbah is a holding and investment company and owns approximately 7.8% of the outstanding common stock of Applica.

     Albio Espinosa is currently Vice President — Global Manufacturing of Applica Consumer Products, Inc. and served as the Managing Director of Applica Manufacturing, S. de R.L. de C.V., the Mexican manufacturing subsidiary, from 1994 to 2001. He joined Black & Decker in 1989 and served in several other capacities, including the Manufacturing Director and the Logistics and Purchasing Director.

     Michael J. Michienzi is currently Senior Vice President – Global Business Development and served as President and General Manager, Sales and Marketing, of Applica Consumer Products, Inc. from May 1999 to February 2002. From January 1999 until December 1999, Mr. Michienzi also served as President of the Household Products, Inc. and from June 1998 until January 1999 he served as its Senior Vice President. From July 1994 to June 1998, Mr. Michienzi served as Vice President — Sales, Vice President — Sales and Supply Chain, and Vice President — Sales, Marketing and Supply Chain of the U.S. Household Products Group of Black & Decker (U.S.) Inc.

     Terry L. Polistina has served as Chief Financial Officer of Applica Incorporated and Applica Consumer Products, Inc. since January 2001 and has served as a Senior Vice President since June 1998. Mr. Polistina served as Controller of Applica from December 1995 to June 1998 and prior thereto, he held other senior finance positions with Applica.

     Ben Lai has served as Managing Director of Applica Durable Manufacturing Limited since October 2002. He served as Executive Director of Applica Durable, responsible for Manufacturing, Supply Chain, Human Resources and MIS, since April 2002. Mr. Lai served as Director of Applica Durable responsible for World Class Manufacturing Projects, Training and Kaizen from April 2001 to March 2002. From March 2000 to March 2001, Mr. Lai received training in World Class Manufacturing at our Queretaro, Mexico facility. Mr. Lai also served as a Director of Applica Durable responsible for Supply Chain since 1996.

     Information about the members of the Board of Directors of Applica is incorporated by reference to Applica’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the captions “Election of Directors”.

Item 11. Executive Compensation

     Information about executive compensation is incorporated by reference to Applica’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Certain Relationships and Related Transactions”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information about security ownership of certain beneficial owners and management is incorporated by reference to Applica’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the caption “Security Ownership”.

     The following table summarizes our equity compensation plans as of December 31, 2002. Applica has not granted any warrants or stock appreciation rights.

Number of
securities
remaining
available for
the future
	Number of		issuance under
	securities to be	Weighted-	equity
	issued upon	average	compensation
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,716,678	$7.5572	875,599
Employee stock purchase plan approved by security holders	N/A	N/A	334,190
Equity compensation not approved by security holders(1)	664,820	$7.2688	0

Total	3,381,498		1,209,789

(1)	Applica has granted non-qualified stock options, which were not issued under a formal plan and which were not approved by security holders. No such options have been granted since 1998.

Item 13. Certain Relationships and Related Transactions

     Information about certain relationships and related transactions is incorporated by Reference to Applica’s Proxy Statement for its 2003 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Certain Relationships and Related Transactions”.

Item 14. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Applica’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) not more than 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

     Changes in Internal Controls. Applica does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely effect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, Applica’s senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. Accordingly, certain changes to Applica’s internal controls were made during the fourth quarter of 2002, none of which were significant. Applica is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

     Limitations on the Effectiveness of Controls. Applica’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements

     The following consolidated financial statements of Applica Incorporated and its subsidiaries are included in Schedule I attached hereto:

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets as of December 31, 2002 and 2001

•	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

•	Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2002

•	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

•	Supplement Disclosures of Cash Flow Information

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statements Schedules

     The Valuation and Qualifying Accounts — Years ended December 31, 2002, 2001 and 2000 is included in Schedule II attached hereto.

     Individual financial statements of Applica’s subsidiaries have been omitted because consolidated financial statements have been presented, and all subsidiaries included in the consolidated financial statements are wholly owned. All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

(a)(3)	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation filed with the Florida Secretary of State on May 10, 2000. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
3.2	Second Amended and Restated Bylaws. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 2000.
4.1	Supplemental Indenture dated as of July 27, 1998, among Applica Incorporated, the Guarantors named therein and State Street Bank & Trust Company, as Trustee, relating to the issuance by Applica Incorporated of $130 million in 10% Senior Subordinated Notes due 2008. Incorporated by reference to Applica’s Form 8-K dated July 27, 1998.
4.2	Amended and Restated 1995 Common Stock Purchase Rights Agreement dated March 10, 1999 between American Stock Transfer and Trust Company and Applica Incorporated. Incorporated by reference to Applica’s Form 8-A/A Registration Statement filed with the Securities and Exchange Commission on April 8, 1999.
10.1*	Employment agreement dated June 18, 1999 between Applica Incorporated and David M. Friedson. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.2*	Employment agreement dated August 2, 1999 between Applica Incorporated and Harry D. Schulman. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
10.3*	Employment Agreement dated July 1, 2000 between Applica Consumer Products, Inc. and Michael J. Michienzi. Incorporated by reference Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.4*	Employment Agreement dated July 1, 2000 between Applica Incorporated and Terry L. Polistina. Incorporated by reference Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
10.5*	Consulting Agreement dated January 1, 1989 between Mr. Lai Kin and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1988.
10.6*	Employment Agreement dated as of January 27, 1983 between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1982.
10.7*	First Amendment dated February 27, 1987 to Employment Agreement between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1986.
10.8*	Second Amendment dated December 16, 1992 to Employment Agreement between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1992.
10.9*	1988 Director Stock Option Plan. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1988.

Exhibit Number	Description

10.10*	1992 Employees Incentive Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.
10.11*	1996 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.
10.12*	1998 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 3, 1999.
10.13*	2000 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.
10.14*	2000 Employee Stock Purchase Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.
10.15	Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated December 28, 2001. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.16	Security Agreement by and among Applica Incorporated, each of its subsidiaries party thereto and Bank of America, N.A., as agent for the lenders, dated December 28, 2001. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.
10.17	Amendment No. 1 to Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated April 26, 2002. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.18	Second Amendment to Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated January 17, 2003. Filed herewith.
21	Subsidiaries of the Registrant. Filed herewith.
23	Consents of experts and counsel. Filed herewith.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350. Filed herewith.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350. Filed herewith.

*	These exhibits are management contracts or compensatory plans or arrangements.

(b)	Reports on Form 8-K

None.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLICA INCORPORATED (Registrant)

By:	/s/ Harry D. Schulman

Harry D. Schulman, President, Chief Executive Officer and Secretary Date: March 3, 2003

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Harry D. Schulman	DATE: March 3, 2003

Harry D. Schulman, President, Chief Executive Officer and Secretary

By: /s/ Terry L. Polistina	DATE: March 3, 2003

Terry L. Polistina, Chief Financial Officer and Senior Vice President

By: /s/ David M. Friedson	DATE: March 3, 2003

David M. Friedson, Chairman of the Board

By: /s/ Frederick E. Fair	DATE: March 3, 2003

Frederick E. Fair, Director

By: /s/ Jerald I. Rosen	DATE: March 3, 2003

Jerald I. Rosen, Director

By: /s/ Paul K. Sugrue	DATE: March 3, 2003

Paul K. Sugrue, Director

By: /s/ Lai Kin	DATE: March 3, 2003

Lai Kin, Director

By: /s/ Leonard Glazer	DATE: March 3, 2003

Leonard Glazer, Director

By: /s/ Felix S. Sabates	DATE: March 3, 2003

Felix S. Sabates, Director

By: /s/ Thomas J. Kane	DATE: March 3, 2003

Thomas J. Kane, Director

By: /s/ Susan J. Ganz	DATE: March 3, 2003

Susan J. Ganz, Director

By: /s/ J. Maurice Hopkins	DATE: March 3, 2003

J. Maurice Hopkins, Director

CERTIFICATION

I, Harry D. Schulman, certify that:

1.     I have reviewed this annual report on Form 10-K of Applica Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/ Harry D. Schulman Name: Harry D. Schulman Title: President and Chief Executive Officer

CERTIFICATION

     I, Terry Polistina, certify that:

1.     I have reviewed this annual report on Form 10-K of Applica Incorporated;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/ Terry Polistina Name: Terry Polistina Title: Chief Financial Officer and Senior Vice President

SCHEDULE I

Applica Incorporated and Subsidiaries
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED

PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Applica Incorporated

     We have audited the accompanying consolidated balance sheets of Applica Incorporated and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applica Incorporated and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note D to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

     We have also audited Schedule II of Applica Incorporated and subsidiaries for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP
Miami, Florida
February 18, 2003

Applica Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$7,683	$15,743
Accounts and other receivables, less allowances of $15,830 in 2002 and $10,499 in 2001	146,567	182,950
Receivables from affiliates	2,060	3,531
Inventories	111,453	103,716
Prepaid expenses and other	11,862	11,865
Refundable income taxes	1,663	689
Future income tax benefits	18,654	23,649

Total current assets	299,942	342,143
Investment in Joint Ventures	1,249	1,412
Property, Plant and Equipment – at cost, less accumulated depreciation of $109,949 in 2002 and $100,961 in 2001	76,963	82,337
Future Income Tax Benefits, Non-Current	54,378	8,055
Goodwill	62,812	170,764
Other Intangibles	20,860	24,648
Other Assets	5,461	4,325

Total Assets	$521,665	$633,684

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$31,446	$38,140
Accrued Expenses	74,686	68,533
Current maturities of long-term debt	144	—
Current taxes payable	518	6,903
Deferred rent	372	443

Total current liabilities	107,166	114,019
Other Long-Term Liabilities	1,533	—
Long-Term Debt, Less Current Maturities	193,838	225,726
Shareholders’ Equity:
Common stock – authorized: 75,000 shares of $0.10 par value; issued and outstanding: 23,497 in 2002 and 23,319 in 2001	2,350	2,332
Paid-in capital	155,395	154,049
Retained earnings	71,251	145,028
Note receivable – officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(8,372)	(5,974)

Total shareholders’ equity	219,128	293,939

Total liabilities and shareholders’ equity	$521,665	$633,684

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net sales	$727,356	$727,044	$748,751
Cost of sales:
Cost of goods sold	495,075	516,033	513,407
Repositioning and other charges	—	13,418	30,083

	495,075	529,451	543,490

Gross profit	232,281	197,593	205,261
Selling, general and administrative expenses:
Operating expenses	195,029	186,410	190,939
Repositioning and other charges	10,643	14,817	3,980

	205,672	201,227	194,919

Operating earnings (loss)	26,609	(3,634)	10,342
Other (income) expense:
Interest expense	17,581	22,536	30,301
Interest and other income	(1,791)	(2,006)	(1,622)
Loss on asset held for sale	—	—	3,644
Gain on litigation settlement	(557)	—	—

	15,233	20,530	32,323

Earnings (loss) before equity in net earnings (loss) of joint ventures and income taxes	11,376	(24,164)	(21,981)
Equity in net earnings (loss) of joint ventures	(1,498)	(128)	(777)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	9,878	(24,292)	(22,758)
Income tax expense (benefit)	4,826	4,146	(1,542)

Earnings (loss) before cumulative effect of change in accounting principle	5,052	(28,438)	(21,216)
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	(78,829)	—	—

Net earnings (loss)	$(73,777)	$(28,438)	$(21,216)

Earnings (loss) per common share — basic:
Earnings (loss) before cumulative effect of change in accounting principle	$0.22	$(1.23)	$(0.92)
Cumulative effect of change in accounting principle, net of tax benefit	(3.37)	—	—

Earnings (loss) per common share — basic	$(3.15)	$(1.23)	$(0.92)

Earnings (loss) per common share — diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.21	$(1.23)	$(0.92)
Cumulative effect of change in accounting principle, net of tax benefit	(3.31)	—	—

Earnings (loss) per common share — diluted	$(3.10)	$(1.23)	$(0.92)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
				Note	Other
	Common		Retained	Receivable-	Comprehensive
	Stock	Paid-in Capital	Earnings	Officer	Earnings (Loss)	Total

			(In thousands)
Balance at December 31, 1999	$2,264	$149,548	$194,682	$(1,496)	$(1,601)	$343,397
Comprehensive earnings (loss):
Net loss	—	—	(21,216)	—	—	(21,216)
Foreign currency translation adjustment	—	—	—	—	(794)	(794)

Total comprehensive earnings (loss)						(22,010)
Exercise of stock options and issuance of common stock under employee stock purchase plan	44	2,293	—	—	—	2,337
Tax benefit resulting from exercise of stock options	—	633	—	—	—	633
Fair value of options to non-employees	—	117	—	—	—	117

Balance at December 31, 2000	2,308	152,591	173,466	(1,496)	(2,395)	324,474
Comprehensive earnings (loss):
Net loss	—	—	(28,438)	—	—	(28,438)
Foreign currency translation adjustment	—	—	—	—	(2,723)	(2,723)
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	(856)	(856)

Total comprehensive earnings (loss)						(32,017)
Exercise of stock options and issuance of common stock under employee stock purchase plan	24	1,232	—	—	—	1,256
Tax benefit resulting from exercise of stock options	—	176	—	—	—	176
Fair value of options to non-employees	—	50	—	—	—	50

Balance at December 31, 2001	2,332	154,049	145,028	(1,496)	(5,974)	293,939
Comprehensive earnings (loss):
Net loss	—	—	(73,777)	—	—	(73,777)
Foreign currency translation adjustment	—	—	—	—	(1,677)	(1,677)
Change in unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(721)	(721)

Total comprehensive earnings (loss)						(76,175)
Exercise of stock options and issuance of common stock under employee stock purchase plan	18	1,201	—	—	—	1,219
Tax benefit resulting from exercise of stock options	—	41	—	—	—	41
Fair value of options to non-employees	—	104	—	—	—	104

Balance at December 31, 2002	$2,350	$155,395	$71,251	$(1,496)	$(8,372)	$219,128

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2002	2001	2000

		(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(73,777)	$(28,438)	$(21,216)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	21,339	19,123	18,897
Abandonment of property, plant and equipment	3,628	—	—
Provision for doubtful accounts	10,618	4,002	2,671
Amortization of intangible assets	9,081	19,941	19,355
Gain on litigation settlement	(557)	—	—
Cumulative effect of change in accounting principle, net of tax	78,829	—	—
Deferred taxes	1,119	(10,969)	(12,363)
Repositioning and other charges	10,643	28,235	34,063
Loss on asset held for sale	—	—	3,644
Other non-cash changes in equity items	145	226	750
Equity in net earnings (loss) of joint ventures	1,498	128	777
Changes in assets and liabilities:
Accounts and other receivables	28,148	808	(3,181)
Inventories	(7,126)	55,204	(29,613)
Prepaid expenses and other	38	4,073	(7,898)
Other assets	(6,196)	(4,287)	562
Accounts payable and accrued expenses	(6,018)	(6,448)	(4,849)
Current income taxes	(7,649)	6,385	(266)
Other liabilities	(9,784)	(71)	(10,880)

Net cash provided by (used in) operating activities	53,979	87,912	(9,547)
Cash flows from investing activities:
Purchase of Weitech, Inc., net of cash acquired	(17,002)	—	—
Additions to property, plant and equipment	(19,313)	(23,260)	(23,582)
Distributions from (investments in) joint ventures — net	(163)	(15)	306
Receivables from affiliates	2,122	72	252
Net cash received from litigation settlement	2,900	—	—

Net cash (used in) provided by investing activities	(31,456)	(23,203)	(23,024)

(Continued on next page.)

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended December 31,

	2002	2001	2000

		(In thousands)
Cash flows from financing activities:
Notes payable	—	(13,494)	12,596
Proceeds from long-term debt	6,000	106,041	—
Payments of long-term debt	—	(108,513)	(12,842)
Net (payments) borrowings under lines of credit	(38,113)	(48,885)	34,673
Reimbursement (payment) of debt costs, net	369	(1,906)	(878)
Exercises of stock options and issuances of common stock under employee stock purchase plan	1,219	1,256	2,337
Interest receivable from officer	(58)	(322)	(226)

	(30,583)	(65,823)	35,660

Increase (decrease) in cash and cash equivalents	(8,060)	(1,114)	3,089
Cash and cash equivalents at beginning of period	15,743	16,857	13,768

Cash and cash equivalents at end of period	$7,683	$15,743	$16,857

Supplemental Disclosures of Cash Flow Information:

	For the years ended December 31,

	2002	2001	2000

		(In thousands)
Cash paid during the year for:
Interest	$16,731	$21,114	$27,611
Income taxes	$10,465	$8,489	$13,028

     Non-cash investing and financing activities: On May 31, 2002, Applica Consumer Products, Inc., the Company’s U.S. operating subsidiary, purchased all of the outstanding shares of Weitech, Inc. in exchange for $17.0 million in cash and $3.0 million of notes payable.

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF ACCOUNTING POLICIES

Overview

     Applica Incorporated and its subsidiaries (collectively, the “Company” or “Applica”) are manufacturers, marketers and distributors of a broad range of branded and private-label small electric consumer goods. In 1998, the Company acquired the Black & Decker Household Products Group and became a leading supplier of brand name small household appliances in North and Latin America. The Company also manufactures and distributes professional personal care products, home environment products, pet care products, including the LitterMaid® self-cleaning cat litter box, and pest control products. The Company manufactures and markets products under licensed brand names, such as Black & Decker®, their own brand names, such as Windmere® and Applica®, and other private-label brand names. Its customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

     The Company operates manufacturing facilities in China and Mexico. In 2002, approximately 76% of the products sold by Applica were manufactured in such facilities. In addition, the Company manufactures products for other consumer products companies.

     Applica applied the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, beginning on January 1, 2002. SFAS 142 established new accounting and reporting requirements for goodwill and other intangible assets. Applica did not adopt any other accounting policies during 2002.

     The preparation of Applica’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and Applica’s actual results are subject to the risk factors listed in Item 1. Business of the Form 10-K for the year ended December 31, 2002.

     Management believes that the following may involve a higher degree of judgment or complexity:

     Collectibility of Accounts Receivable. Applica’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets specific reserves for customers in bankruptcy and other reserves for the remaining customers based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to Applica, this allowance may need to be significantly increased, which would have a negative impact upon Applica’s operations. For example, during the fourth quarter of 2002, management increased the allowance by $4.3 million as the result of the further deterioration of one of Applica’s significant customers.

     Reserves on Inventories. Applica establishes a reserve based on historical experience and specific reserves when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews Applica’s investment in inventories for declines in value.

     Income Taxes. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At December 31, 2002 and 2001, Applica had deferred tax assets in excess of deferred tax liabilities of $83.2 million and $41.9 million, respectively. Applica determined that it was more likely than not that $73.0 million and $31.7 million of such assets will be realized, resulting in a valuation allowance of $10.2 million in 2002 and 2001. Applica evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. Applica operates

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

     Goodwill. On an annual basis, management assesses the composition of Applica’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. Applica will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. During the first quarter of 2002, Applica recorded a write-down of its goodwill of $121.3 million ($78.8 million, net of tax).

     Long-Lived Assets. Applica reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. Applica recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. For example, in the fourth quarter of 2000, Applica recorded a $3.2 million write-down of certain intangible assets associated with Kmart Corporation’s decision to terminate its long-term supply contract for White-Westinghouse electronic products and Applica’s intention not to re-market such products to another company. In the fourth quarter of 2001, an additional write-down of $1.2 million was recorded as a result of a bankruptcy petition filed by Kmart Corporation. In 2002, the Company abandoned leasehold improvements at its China facility. These leaseholds related to streamlining its manufacturing and distribution and had a net book value of $2.5 million. In addition, with the closing of the Shelton office, the Company disposed of certain leasehold and other fixed assets with a net book value of $1.1 million.

     Reserves for Product Liability Claims and Litigation. Applica is subject to various legal proceedings, product liability claims and other claims in the ordinary course of its business. Management estimates the amount of ultimate liability, if any, with respect to such matters in excess of applicable insurance coverage based on historical claims experience and current claim amounts, as well as other available facts and circumstances. As the outcome of litigation is difficult to predict and significant estimates are made with regard to future events, significant changes from estimated amounts could occur. For example, Applica increased its reserve for product liability claims and litigation by $1.0 million in 2002.

     Product Recall Liability. Applica is subject to potential product recalls. Management estimates the amount of ultimate liability based on discussions with the Consumer Product Safety Commission and historical claims experience. For example, in February 2002, we voluntarily recalled our Black & Decker® branded T1200 and T1400 toasters. Applica charged the 2001 operations with an estimated reserve of $13.4 million for this recall. Applica has charged $8.7 million against this reserve through December 31, 2002. While the Company believes that the reserve is adequate, there can be no assurance that significant future adjustments will not be required.

     Other Estimates. Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty reserves, and reserves for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

Principles of Consolidation

     The consolidated financial statements include the accounts of Applica Incorporated and its wholly-owned subsidiaries. Generally, the Company uses the equity method of accounting for its investments. Intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

     For subsidiaries where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of these foreign subsidiaries is included in a separate component of shareholders’ equity entitled “Accumulated Other Comprehensive Earnings (Loss).” For countries where business is transacted predominantly in

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

U.S. dollars or is deemed to be hyper-inflationary, the U.S. dollar is the functional currency and monetary balance sheet accounts are translated at the exchange rate in effect at the end of the year and non-monetary balance sheet accounts are translated at historical exchange rates. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities are included in operations.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at December 31, 2002 and 2001 include approximately $3.6 million and $14.3 million, respectively, held in foreign banks by the Company’s Hong Kong, Canadian and Latin American subsidiaries.

Comprehensive Earnings

     Comprehensive earnings (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on derivatives designated as cash flow hedges. The Company presents accumulated other comprehensive earnings (loss) net of taxes in its consolidated statement of shareholders’ equity.

Receivables from Affiliates

     Receivables from affiliates include accounts and notes receivable due from the Company’s joint venture partner and certain of the Company’s executive officers. Notes receivable from executive officers are primarily due on June 30, 2003 or upon termination of the applicable employment contract, and bear interest at prevailing market interest rates. One note receivable from an executive officer is due upon demand and bears interest at LIBOR plus 1.5% (3.38% at December 31, 2002). The note receivable from the joint venture partner is due upon demand and bears interest at prevailing market rates and was paid in full in September 2002.

Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	2002	2001

	(In thousands)
Raw materials	$4,103	$4,264
Work in process	1,513	4,039
Finished goods	105,837	95,413

	$111,453	$103,716

Inventory allowances were $4.3 million and $2.8 million at December 31, 2002 and 2001, respectively.

Reclassifications

     Certain prior period amounts have been reclassified to conform with the current year presentation.

Revenue Recognition

     The Company recognizes sales and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales is comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Any shipping, handling or other costs incurred by the Company associated with the sale are expensed as cost of sales in the period when the sale occurred.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using accelerated and straight-line methods.

Warranty

     Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Accrued product warranties as of December 31, 2002, 2001 and 2000 were as follows:

(In thousands)
Balance at December 31, 2000	$3,392
Accrued product warranties	24,997
Reductions	(24,700)

Balance at December 31, 2001	3,689
Accrued product warranties	24,500
Reductions	(22,491)

Balance at December 31, 2002	$5,698

Stock Based Compensation

     At December 31 2002, the Company had four active stock based compensation plans, which are described more fully in Note K — Shareholders’ Equity. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

	2002	2001	2000

	(In thousands, except per share data)
Net earnings (loss):
As reported	$(73,777)	$(28,438)	$(21,216)
Pro forma	$(74,793)	$(33,113)	$(27,157)
Basic earnings (loss) per share:
As reported	$(3.15)	$(1.23)	$(0.92)
Pro forma	$(3.19)	$(1.43)	$(1.18)
Diluted earnings (loss) per share:
As reported	$(3.10)	$(1.23)	$(0.92)
Pro forma	$(3.14)	$(1.43)	$(1.18)

     The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and the Company may continue to grant options to employees.

     In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: no dividend yield for all years; expected volatility ranging from 93.3% to 96.5% for 2002, 82.9% to 86.0% for 2001 and 77.0% to 79.5% for 2000; risk-free interest rates of 5.3% in 2002 and 2001, and 6.7% in 2000; and expected holding periods of 4 years in 2002, 2001 and 2000.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Goodwill and Other Intangible Assets

     Prior to January 1, 2002, intangible assets, consisting primarily of goodwill, were being amortized on a straight line basis over periods ranging from 2.5 to 40 years. In June 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets”, which established new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

     Applica applied the provisions of SFAS 142 beginning on January 1, 2002 and performed a transitional fair valued based impairment test. Based on the initial impairment test, Applica recognized a non-cash adjustment of $121.3 million ($78.8 million, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value, which was estimated using a combination of market-multiples, comparable transactions and discounted cash flow methodologies. Under SFAS 142, the impairment adjustment was reflected as a cumulative effect of change in accounting principle in the first quarter of 2002. In accordance with the provisions of SFAS 142, Applica will no longer record annual amortization of approximately $5.0 million per year. In connection with adopting SFAS 142, Applica also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate.

     As of June 30, 2002, the Company performed its annual fair value assessment and determined that no additional impairment charge was necessary.

     Other intangible assets are being amortized on a straight-line basis over periods ranging from two to 15 years. Other intangible assets were $69.4 million and $64.9 million at December 31, 2002 and 2001, respectively, and the related accumulated amortization was $48.5 million and $40.2 million, respectively.

     In the fourth quarter of 2000, the Company recorded a $3.2 million write-down of certain intangible assets associated with Kmart Corporation’s decision to terminate its long-term supply contract for White-Westinghouse® electronic products and the Company’s intention not to re-market such products to another company. In the fourth quarter of 2001, an additional write-down of $1.2 million was recorded as a result of a bankruptcy petition filed by Kmart Corporation. On December 31, 2002, Applica terminated the White Westinghouse license agreement.

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

Risk Management Contracts

     The Company designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive earnings (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that do not meet the criteria for hedge accounting, the gain or loss is recognized in earnings immediately.

     The Company uses derivatives to manage exposures to foreign currency and interest rate risk. The Company’s objectives for holding derivatives are to decrease the volatility of earnings and cash flows associated with changes in foreign currency and interest rates.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     During 2002 and 2001, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. The Company did not discontinue any hedges during 2002 or 2001 because it was probable that the original forecasted transaction would not occur.

     In the normal course of business, the Company uses a variety of financial instruments to manage its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate and currency swap agreements, forward and option contracts, and interest rate caps. The Company designates and assigns the financial instruments as hedges of forecasted transactions, specific assets, or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, the Company recognizes the gain or loss on the designated hedging financial instrument.

     Option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and currency swaps to be received under the agreements are recorded in the balance sheet as other comprehensive earnings (loss). Unrealized gains on forward and option contracts and the accrued differential for interest rate swaps to be paid under the agreements are included in other liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the item being hedged. The Company accrues the differential for interest rate swaps to be paid or received under the agreements as interest rates shift as adjustments to net interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements, prior to their original maturity, are deferred and amortized to net interest expense over the remaining term of the underlying hedged transactions.

Income Taxes

     Deferred taxes have been provided on temporary differences in reporting transactions for financial accounting and tax purposes. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized.

     The Company repatriated approximately $20.7 million, $31.4 million and $16.3 million from its foreign operations in 2002, 2001 and 2000, respectively. Accordingly, these earnings were taxed based on U.S. statutory rates. No provision has been made for U.S. taxes on the remaining undistributed earnings of the Company’s foreign subsidiaries of approximately $148 million at December 31, 2002 and $154 million at December 31, 2001, as it is anticipated that such earnings would be reinvested in their respective operations or in other foreign operations. The Company does not intend in the foreseeable future to permanently reinvest current and future earnings of certain of its foreign subsidiaries outside of the United States.

Advertising Costs

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 2002, 2001 and 2000 totaled approximately $34.2 million, $23.9 million and $25.0 million, respectively.

Earnings (Loss) Per Share

     Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings (loss) per share includes the dilutive effect of common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

	Net Earnings	Basic	Basic	Diluted	Diluted
	(Loss)	Shares	EPS	Shares	EPS

	(In thousands, except per share data)
2002	$(73,777)	23,415	$(3.15)	23,818	$(3.10)
2001	$(28,438)	23,135	$(1.23)	23,135	$(1.23)
2000	$(21,216)	22,947	$(0.92)	22,947	$(0.92)

     Included in diluted shares are the dilutive effect of common stock equivalents relating to options of 403,275 for the year ended December 31, 2002. Common stock equivalents have been excluded from the diluted per share calculations in 2001 and 2000, respectively, as the Company incurred a net loss before cumulative effect of change

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

in accounting principle in those years and their inclusion would have been anti-dilutive. Potential common stock equivalents at December 31, 2001 and 2002 were 4,216,373 and 642,964 with exercise prices ranging from $3.63 to $31.69 per share and $7.60 to $31.69 per share, respectively.

Loss on Sale of Asset

     In 2000, the Company decided to exit and sell substantially all of the assets of a non-strategic business and, as a result, recorded a loss of $3.6 million based on the expected realizable value of the assets. The business was sold in 2001 and no additional gain or loss was recognized.

Repositioning and Other Charges

     2002 and 2001. In the fourth quarter of 2001, the Company recorded charges relating to several events in the aggregate amount of $28.2 million. These charges included $6.8 million relating to the Company’s decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. This facilities consolidation resulted in a reduction of approximately 70 employees worldwide. In addition, $5.2 million of such charges related to the write-off of fees and expenses of the Company’s terminated credit facility as the Company executed a new four-year senior secured revolving credit facility. Also included in the charge were $1.5 million relating to the devaluation of the Argentinean peso and $1.0 million related to the settlement of the shareholder class action litigation. Additionally, in 2001, the Company took a charge to cost of sales of $13.4 million relating to the toaster recall discussed below. As of December 31, 2001, no amounts had been charged against the accrual. In 2002, the Company incurred an additional $10.6 million in charges relating to its decision to consolidate facilities and functions. These expenses did not qualify for accrual at December 31, 2001.

     Additionally, in the fourth quarter of 2001, the Company received a dividend from its foreign operations of $31.4 million, which resulted in a $10.1 million tax expense for previously untaxed earnings.

     In February 2002, Applica Consumer Products, Inc., in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® T1200 and T1400 toasters. The Company’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. In 2001, the Company took a charge to cost of sales of $13.4 million relating to the estimated expenses of such recalls. As of December 31, 2002, $8.7 million had been charged against the accrual.

     Accrued liabilities relating to the 2001 repositioning and other charges were as follows:

		Additional
	Amount	Repositioning		Amount
	Accrued at	Expenses	2002	Accrued at
	Dec. 31, 2001	during 2002	Payments	Dec. 31, 2002

		(In thousands)
Recall	$13,417	$—	$8,654	$4,763
Back-office consolidation	5,179	10,643	9,866	5,956
Shareholder litigation	1,000	—	550	450

	$19,596	$10,643	$19,070	$11,169

     2000.     In the fourth quarter of 2000, the Company entered into an alliance with a consumer packaged goods company to develop, manufacture and distribute new products. In conjunction with the development arrangement, the Company expanded its existing manufacturing capacity, exited various non-strategic product lines, including certain retail personal care items, and re-allocated Company resources. These activities resulted in non-cash charges totaling $34.1 million in the fourth quarter of 2000. Charges associated with the writedown of low margin and non-strategic inventory items total approximately $30.1 million and were recorded as cost of sales. As of December 31, 2000, there were outstanding inventory reserves of approximately $8.7 million, related to these repositioning charges, which resulted from the write down of inventory to net realizable value. As of December 31, 2001, there were no outstanding inventory reserves related to the 2000 repositioning charge. The remaining $4.0 million of repositioning charges was included in selling, general and administrative expenses, of which $3.2 million related to the write down of certain intangible assets associated with Kmart Corporation’s decision to terminate its long-term

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

supply contract for White-Westinghouse® electronic products and the Company’s intention not to re-market such products to another company.

     Additionally, in the fourth quarter of 2000, the Company received a dividend from its foreign operations of $16.3 million, which resulted in a $4.9 million tax expense for previously untaxed earnings.

Gain on Litigation Settlement

     In September 2002, Applica and Salton, Inc. entered into a settlement agreement in the matter Salton, Inc. v Windmere-Durable Holdings, Inc. and Windmere Corporation, which was filed in the United States District Court, Northern District of Illinois in January 2001. In connection with such settlement, Applica reported a gain of $557,000 in the third quarter of 2002.

Indemnification

     The Company indemnifies its officers and directors against costs and expenses related to shareholder and other claims made in connection with actions taken in their capacity as officers and directors, which are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor is there any collateral that may offset the cost or recourse provisions, other than those provided by Florida law. As of December 31, 2002, the Company had not recorded a liability for any obligations arising as a result of these indemnifications.

Recent Accounting Pronouncements

     In July 2002, the FASB issued Statement No. 146, “Accounting for Restructuring Costs,” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe the adoption of this standard will have a material impact on the financial statements.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123” (“SFAS 143”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. Applica currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. Applica currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148 during the first quarter of its year ending December 31, 2003.

     In December 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on Applica financial statements. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on Applica’s financial statements.

NOTE B — INVESTMENT IN JOINT VENTURES

     Investment in joint ventures consists of the Company’s 50% interest in Anasazi Partners, L.P. and 50% interest in a Florida limited liability company, which are accounted for under the equity method.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     At December 31, 2002 and 2001, the Company’s investment in Anasazi Partners totaled approximately $1.2 million and $1.4 million, respectively. There were no loans to the partnership or its other equity partner at December 31, 2002. Loans to the partnership and its other equity partner totaled $1.8 million at December 31, 2001 and were included in receivables from affiliates. Anasazi’s investments include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed. Any change from the estimated values could have a significant impact on the Company’s operations.

NOTE C — ACQUISITIONS

     On May 31, 2002, Applica Consumer Products, Inc., the Company’s U.S. operating subsidiary, purchased all of the outstanding stock of Weitech, Inc., an electronic pest control company, for approximately $17.0 million in cash and the issuance of $3.0 million of notes payable. The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the identifiable assets and liabilities obtained, resulting in original goodwill of approximately $9.6 million. Goodwill will not be amortized in the future but will be evaluated for impairment in accordance with the provisions of SFAS 142. During the fourth quarter of 2002, the Company changed its preliminary allocation of certain acquired identified intangible assets and, accordingly, reclassified $3.7 million from other intangible assets to goodwill resulting in goodwill of $13.3 million as of December 31, 2002. This goodwill is attributable to the general reputation of the business and the collective experience of the management and other employees, and was calculated as follows:

(In thousands)
Cash consideration paid	$17,002
Notes payable issued	3,000

Total consideration	20,002
Less: Fair value of identifiable assets acquired:
Cash	210
Accounts receivable, net	2,683
Inventory	1,124
Other assets	433
Property and equipment	280

4,730
Plus: Fair value of liabilities assumed:
Accounts payable and accrued expenses	1,550
Deferred tax liability	43

1,593
Less:
Fair value of non-compete agreements (1)	3,271
Fair value of tradename	270

Excess of cost over fair value of net assets acquired; goodwill	$13,324

(1)	Identifiable intangible assets subject to amortization.

     The results of operations of Weitech, Inc. were included in the accompanying consolidated statement of operations since the date of the acquisition. Applica has omitted the unaudited pro forma results of operations showing the business combination as if it had occurred at the beginning of each period presented because the results are not significant to the December 31, 2002 consolidated financial statements.

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting requirements for goodwill and other intangible assets. The new standards required that all intangible assets acquired that are obtained through contractual

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged, must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

     Applica applied the provisions of SFAS 142 beginning on January 1, 2002 and performed a transitional fair valued based impairment test. Based on the initial impairment test, Applica recognized a non-cash adjustment of $121.3 million ($78.8 million, or $3.31 per diluted share, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value, which was estimated using a combination of market-multiples, comparable transactions and discounted cash flow methodologies. Under SFAS 142, the impairment adjustment was reflected as a cumulative effect of change in accounting principle in the first quarter of 2002. Pursuant to the provisions of SFAS 142, Applica will no longer record annual amortization of approximately $5.0 million per year. In connection with adopting SFAS 142, Applica also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate.

The carrying amount of goodwill is as follows:

(In thousands)
Goodwill, net of accumulated amortization, at December 31, 2001	$170,764
Impairment Adjustment	(121,276)
Addition resulting from Weitech acquisition	13,324

Balance at December 31, 2002	$62,812

     The components of Applica’s intangible assets subject to amortization are as follows:

		December 31, 2002		December 31, 2001

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

	(Years)		(In thousands)
Licenses	6.5	$49,200	$(32,786)	$48,200	$(25,525)
Contract-based	3.3	20,193	(15,747)	16,651	(14,678)

		$69,393	$(48,533)	$64,851	$(40,203)

     Amortization expense related to intangible assets during 2002 was $8.3 million. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2003	$8,912
2004	8,744
2005	1,442
2006	776
2007	469

     The following table adjusts earnings (loss) and earnings (loss) per share for the adoption of SFAS 142 for the years ended December 31, 2002, 2001 and 2000:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	At December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Net earnings (loss):
Reported net earnings (loss)	$(73,777)	$(28,438)	$(21,216)
Add: Goodwill amortization, net of tax	—	3,410	3,410

Adjusted net earnings (loss)	(73,777)	(25,028)	(17,806)
Add: Cumulative effect of change in accounting principle, net of tax	78,829	—	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$5,052	$(25,028)	$(17,806)

Basic earnings (loss) per share:
Basic reported net earnings (loss)	$(3.15)	$(1.23)	$(0.92)
Add: Goodwill amortization, net of tax	—	0.15	0.15

Adjusted net earnings (loss)	(3.15)	(1.08)	(0.77)
Add: Cumulative effect of change in accounting principle	3.37	—	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$0.22	$(1.08)	$(0.77)

Diluted earnings (loss) per share:
Basic reported net earnings (loss)	$(3.10)	$(1.23)	$(0.92)
Add: Goodwill amortization, net of tax	—	0.15	0.15

Adjusted net earnings (loss)	(3.10)	(1.08)	(0.77)
Add: Cumulative effect of change in accounting principle	3.31	—	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$0.21	$(1.08)	$(0.77)

     In June 2000, the Kmart Corporation exercised its option to terminate its long-term supply contract with the Company for the sale of consumer electronic products under the White-Westinghouse trademark in the United States. The termination was effective on June 30, 2002. Under the terms of the agreement, Kmart’s minimum purchase requirements for the period July 1, 2001 through June 30, 2002 was reduced to 25% of the original requirements for that period. In the fourth quarter of 2001, the Company recorded a write down of intangible assets (based upon estimated cash flows) of $1.2 million relating to the bankruptcy of Kmart. In the fourth quarter of 2000, the Company recorded a write down of intangible assets (based upon estimated cash flows) of $3.2 million relating to the Company’s intention to not re-market the White-Westinghouse products to another company. The write-downs were included in repositioning and other charges.

NOTE E — PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

		At December 31,

	Useful Lives	2002	2001

	(Dollars in thousands)
Building	15-50 years	$15,257	$14,668
Building improvements	8-31 years	4,708	2,574
Computer equipment	3-5 years	20,022	17,111
Furniture and equipment	3-8 years	129,725	124,787
Leasehold improvements	8 years*	13,471	20,426
Land and land improvements	15-31 years**	3,729	3,732

Total		186,912	183,298
Less accumulated depreciation		109,949	100,961

		$76,963	$82,337

*	Shorter of remaining term of lease or useful life
**	Only improvements are depreciated

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE F — ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

	For the Year ended December 31,

	2002	2001

	(In thousands)
Product recall	$4,763	$13,417
Salaries and bonuses	12,686	13,086
Promotions and advertising allowances	11,785	7,351
Warranty	5,698	3,689
Co-op advertising and volume rebates	5,016	3,297
Other	34,738	27,693

	$74,686	$68,533

NOTE G — LONG TERM DEBT

     The Company’s long-term debt, including interest rate swaps designated as hedges, are summarized below:

			Interest Rate Swaps (2)
		Stated			Effective	Swap
	Balance	Interest Rate (1)	Pay Float	Pay Fixed	Interest Rate (3)	Maturities

			(Dollars in thousands)
At December 31, 2002:
Revolving Credit Facility	$55,070	3.7%	$—	$15,000	4.7%	July 2003
Mortgage	5,912	7.3%	5,939	—	3.1%	May 2007
Notes Payable	3,000	6.0%	—	—	6.0%
10% Senior Subordinated Notes	130,000	10.0%	—	—	10.0%

Total	193,982		5,939	$15,000
Less current maturities	144		—	—

Total long-term debt	$193,838		5,939	$15,000

At December 31, 2001:
Revolving Credit Facility	$90,709	5.1%	$—	$59,000	6.6%	July 2003
10% Senior Subordinated Notes	130,000	10.0%	80,000		7.6%	July 2008
Foreign Indebtedness	4,986	2.6%	—	—	2.6%
Other	31		—	—

Total	225,726		80,000	59,000
Less current maturities	—		—	—

Total long-term debt	$225,726		$80,000	$59,000

(1)	The stated interest rate represents the coupon rate for the Subordinated Notes and mortgage loan for the executive offices located in Miami Lakes, Florida. For floating rate borrowings, interest rates are based upon the rates at December 31, 2002 and 2001; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate swaps.

(3)	The effective interest rate is the weighted average interest rate after taking into consideration the effect of interest rate swaps entered into with respect to certain of those borrowings as indicated in the “Pay Float” and “Pay Fixed” columns.

Revolving Credit Facility

     In December 2001, the Company replaced its revolving credit and term debt facilities with a new $205 million four-year asset-based senior secured revolving credit facility (the “Credit Facility”). Advances under the Credit Facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The credit facility includes a $10.0 million sublimit for the issuance of letters of credit. All amounts outstanding under the credit facility are payable on December 28, 2005.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin which is determined by Applica’s leverage ratio and was set at 2.35% at December 31, 2002 (3.79% at December 31, 2002); or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin, which is determined based upon Applica’s leverage ratio and was set at 0.35% at December 31, 2002 (4.60% at December 31, 2002).

Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin, which is determined based on Applica’s leverage ratio and was set at 0.35% at December 31, 2002 (4.60% at December 31, 2002). The Company may at its option reduce the amount available under the Credit Facility to the extent such amounts are unused or prepaid in certain minimum amounts.

     The Credit Facility is collateralized by substantially all of the real and personal property, tangible and intangible, of the Company and its domestic subsidiaries, as well as (a) a pledge of all of the stock of such domestic subsidiaries, (b) a pledge of not less than 65% of the voting stock of each direct foreign subsidiary of the Company and each direct foreign subsidiary of each domestic subsidiary of the Company, and (c) a pledge of all of the capital stock of any subsidiary of a subsidiary of the Company that is a borrower under the Credit Facility. The Credit Facility is guaranteed by all of the current, and will be guaranteed by all of the future, domestic subsidiaries of the Company.

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

     10% Senior Subordinated Notes Due 2008

     The Company issued $130.0 million in Senior Subordinated Notes in July 1998, which bear interest at an annual rate of 10%, are payable semiannually and mature on July 31, 2008. The Notes are general unsecured obligations of the Company and rank subordinate in right of payment to all senior debt of the Company and pari passu in right of payment to all future subordinated indebtedness of the Company. The Notes may be redeemed at the option of the Company, in whole or in part, on or after July 31, 2003 at various redemption prices.

     The indenture pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness and issue preferred stock, pay dividends or make other certain restricted payments, apply net proceeds from certain asset sales, or sell stock of subsidiaries.

Mortgage Loan

     In April 2002, Applica Consumer Products, Inc., Applica’s U.S. operating subsidiary, entered into a five-year $6.0 million mortgage loan on the Company’s executive offices located in Miami Lakes, Florida. The loan bears interest at an annual rate of 7.25%, with monthly principal and interest payments based on a 20-year amortization. A final balloon payment is due at the end of the term. The loan is collateralized by a first mortgage on the property and the building located thereon.

Notes Payable

     In conjunction with the acquisition of Weitech, Inc. on May 31, 2002, Applica Consumer Products, Inc., the Company’s U.S. operating subsidiary, issued $3.0 million of notes payable primarily to the former shareholders of Weitech. These notes bear interest at an annual rate of 6.0% and mature on May 31, 2005, with interest only payable quarterly.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Foreign Indebtedness

     Certain of the Company’s foreign subsidiaries have available approximately $18.4 million of trade finance lines of credit, payable on demand, which are collateralized by the subsidiaries’ assets and in some cases, a guarantee of Applica Incorporated. At December 31, 2002 and 2001, the foreign subsidiaries were using approximately $1.7 million and $7.3 million, respectively, under these credit lines, of which $1.7 million and $2.3 million, respectively, was for trade financing, which is reflected in accounts payable.

NOTE H — EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan for its employees to which the Company makes discretionary contributions at rates dependent on the level of each employee’s contributions. Contributions made by the Company are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the years ended December 31, 2002, 2001 and 2000 totaled approximately $803,000, $766,000 and $761,000, respectively. The Company does not provide any health or other benefits to retirees, except for executive life insurance provided to Mr. Belvin Freidson, the founder of the Company.

NOTE I — INCOME TAXES

     Income tax expense (benefit) consists of the following:

	At December 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$—	$—	$—
Foreign	3,449	12,754	6,764
State	—	—	—

	3,449	12,754	6,764
Deferred	1,377	(8,608)	(8,306)

	$4,826	$4,146	$(1,542)

     The United States and foreign components of earnings (loss) before income taxes are as follows:

	For the Year ended December 31,

	2002	2001	2000

	(In thousands)
United States	$(4,757)	$(46,484)	$(52,210)
Foreign	14,635	22,192	29,452

	$9,878	$(24,292)	$(22,758)

     The differences between the statutory rates and the tax rates computed on pre-tax profits are as follows:

	For the Year ended December 31,

	2002	2001	2000

Statutory rate	35.0%	35.0%	34.0%
Permanent differences	14.1 *	(2.3)	(2.3)
State income tax	(1.4)	4.1	3.6
Change in valuation allowance	—	—	(19.9)
Net tax rate differential on undistributed earnings and change in estimated tax provision	1.7	(11.4)	9.1
Foreign earnings distributed to, or taxable in, the U.S	2.7	(41.6)	(22.6)
Other	(3.2)	(0.9)	4.9

	48.9%	(17.1)%	6.8%

*	Permanent differences represent primarily foreign exchange translation losses.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     The Internal Revenue Service has completed its examination of the Company’s U.S. tax returns for the years 1994 through 1998. One adjustment has been proposed, which, if sustained, would defer a deduction taken by the Company in 1995 until 1998 and would result in an interest charge net of the tax benefit of approximately $500,000. The Company believes its position is correct and is protesting the disallowance but had accrued for the related liability as of December 31, 2002 and 2001. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

     The primary components of future income tax benefits (liabilities) were as follows:

	At December 31,

	2002	2001

	(In thousands)
Inventory differences	$685	$(1,636)
Accrued expenses	17,969	25,285

Total current assets	18,654	23,649

Net operating loss and other carryforwards	39,111	32,484
Fixed assets	1,682	13
Goodwill and intangible asset amortization	21,734	(16,438)
Deferred income	—	2,171
Capital loss carryforward	2,006	—
Valuation allowance	(10,155)	(10,175)

Net non-current assets	54,378	8,055

Net deferred tax assets	$73,032	$31,704

     The tax benefits resulting from disqualifying dispositions of shares of common stock acquired pursuant to incentive stock options and the exercise of non-qualified stock options have been recorded as additions to paid-in capital in the amounts of $41,000, $176,000 and $633,000 in 2002, 2001and 2000, respectively.

     At December 31, 2002, the Company had net operating loss carryforwards (“NOLs”) of approximately $33.3 million for domestic federal income tax purposes, $13.3 million for foreign income tax purposes and $5.9 million for capital loss carryforwards. The domestic operating losses, foreign losses and capital losses expire as follows:

	Operating	Foreign	Capital
Year of Expiration	Losses	Losses	Losses

	(In thousands)
2005	$—	$1,403	$—
2007	—	3,477	5,900
2009	—	4,674	—
2010	—	—	—
2019	14,798	—	—
2020	18,134	—	—
2021	400	—	—
Indefinite	—	3,711	—

	$33,332	$13,265	$5,900

     The Company also has NOLs in numerous states that have a tax benefit of $9.7 million and $9.3 million in 2002 and 2001, respectively. The Company has applied valuation allowances, tax effected, against these NOLs of $7.1 million in 2002 and 2001. In addition, the Company has U.S. foreign tax credits of $8.7 million and $6.7 million in 2002 and 2001, respectively, of which $2.4 million has been reserved as of 2002 and 2001. The Company has established valuation allowances against the state NOLs and U.S. foreign tax credits when it is more likely than not that the benefits will not be realized prior to expiration.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE J — COMMITMENTS AND CONTINGENCIES

Litigation

     Toaster Recall. In February 2002, Applica Consumer Products, Inc., in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® T1200 and T1400 toasters. The Company’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. In 2001, management charged operations with an estimated reserve of $13.4 million for these recalls and through December 31, 2002, charged approximately $8.7 million against the accrual. The Company believes the remaining liability is adequate.

     Currently, three lawsuits have been filed in connection with property damage or bodily injury relating to the recalled toasters (one of which has been settled) and several other claims have been made. Management believes that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on Applica’s business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

     Other Matters. The Company is also subject to other legal proceedings, product liability claims and other claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur, which could have a material impact on Applica’s operations.

Employment Agreements

     The Company has entered into employment agreements with several of its executive officers for periods ranging from two to five years. The agreements provide the employees with an option to terminate their agreements and receive lump sum payments of up to five years compensation if there is a change in control of the Company.

Leases

     Future minimum payments under the Company’s non-cancelable long-term operating leases are as follows:

(In thousands)
2003	$3,752
2004	3,752
2005	3,760
2006	3,489
2007	2,260
Thereafter	1,528

$18,541

     Rent expense for the years ended December 31, 2002, 2001 and 2000 totaled approximately $5.1 million, $4.9 million and $4.8 million, respectively.

     The Company leases a 562,000 square foot warehouse in Little Rock, Arkansas for warehousing and distribution with a remaining term of five years. Durable’s facilities in China are operated under contracts with the local government, with terms between two and ten years. During 2002, the Company closed its office in Shelton, Connecticut.

License Agreement

     As part of its acquisition of the Black & Decker Household Products Group in June 1998, the Company licensed the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for specific household appliances. The license was on a royalty-free basis for core product categories through June 2003. In July 2001, the Company and The Black & Decker Corporation entered into an extension of the trademark license agreement through December 31, 2006. Under the agreement as extended, the Company agreed to pay

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

certain fees and guaranteed minimum royalty payments to The Black & Decker Corporation of $1.2 million in 2001, $2.0 million in 2002, $5.0 million in 2003 and $12.5 million in each year thereafter through 2006. Renewals of the license agreement, if mutually agreed upon, are for five-year periods. If The Black & Decker Corporation does not agree to renew the license agreement, the Company has 18 months to transition out of the product line. No minimum royalty payments will be due during such transition period.

     Upon request, The Black & Decker Corporation may elect to extend the license to use the Black & Decker® brand to certain additional products. Such additional products are subject to royalty payments. In 2000 and 2001, Black & Decker extended the license to heaters, fans, humidifiers, dehumidifiers, air purifiers, deep fryers and bag sealers. In 2002, Black & Decker agreed to extend the license to ice cream makers and mixers.

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

NOTE K — SHAREHOLDERS’ EQUITY

Stock Options

     Under various plans, the Company may grant incentive or non-qualified stock options to employees, consultants and directors. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant and no option is exercisable after the expiration of ten years from the date of grant. The stock options outstanding under the plans were generally granted for terms of five, six or ten years and vest on a straight line basis over periods of one year, three years or five years. No compensation expense was recognized upon either the grant or exercise of these stock options.

     As of December 31, 2002, there are no shares available for grant under the 1988 Directors Stock Option Plan or the 1992 Employees’ Incentive Stock Option Plan, 37,200 shares available for grant under the 1996 Stock Option Plan, 653,900 shares available for grant under the 1998 Stock Option Plan and 181,999 shares available for grant under the 2000 Stock Option Plan.

     The Company has also granted non-qualified stock options, which are not under any plan.

     Information with respect to stock option activity is as follows:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2002		2001		2000

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares(000)	Exercise Price	Shares(000)	Exercise Price	Shares(000)	Exercise Price

Outstanding at beginning of year	4,216	$12.67	4,343	$12.46	4,088	$11.70
Granted	603	$5.16	177	$7.76	842	$4.87
Exercised	(123)	$7.16	(128)	$6.27	(442)	$15.13
Forfeited	(1,314)	$23.00	(176)	$7.50	(145)	$9.64

Outstanding at end of year	3,382	$7.50	4,216	$12.67	4,343	$12.46

Options exercisable at end of year	2,483		3,546		2,776
Weighted-average fair value of options granted during the year	$3.62		$5.44		$3.03

     The following information applies to options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
	Shares(000)	Contractual Life	Exercise Price	Shares(000)	Exercise Price

$3.17 - $6.33	1,345	4.2	$4.25	733	$3.71
$6.34 - $9.50	1,510	3.0	$7.32	1,391	$7.32
$9.51 - $12.67	229	2.7	$11.26	178	$11.53
$12.68 - $15.84	126	4.2	$13.88	112	$13.85
$16.25	5	3.3	$16.25	2	$16.25
$24.50	150	0.3	$24.50	50	$24.50
$31.69	17	5.4	$31.69	17	$31.69

	3,382			2,483

Employee Stock Purchase Plan

     In May 2000, the Company’s shareholders authorized up to 500,000 shares of common stock for the 2000 Employee Stock Purchase Plan. Under the plan, eligible employees may elect to participate on January 1 or July 1 of each year. Subject to certain limitations determined in accordance with calculations set forth in the plan, an eligible employee is granted a right to purchase shares of common stock (up to a maximum of 1,000 shares) on the last business day on or before each June 30th and December 31st of any year during which he or she is a participant. The option exercise price per share will be an amount equal to 85% of the lower of the market price on the first day of the six-month offering period or the market price on the exercise date, unless the participant’s entry date is not the first day of the offering period, in which case the exercise price will be an amount equal to 85% of the lower of the market price of the common stock on the entry date or the market price on the exercise date. As of December 31, 2002 and 2001, an aggregate of 165,810 and 109,465 shares, respectively, of common stock had been issued under the plan.

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

     On February 25, 2002, the Board of Directors of Applica Incorporated voted to terminate Applica’s Common Stock Purchase Rights Plan. The plan will be terminated by redeeming the Rights that were issued under the Rights Agreement. The Rights will be redeemed at a price of $.00001 per right, payable in cash. There is currently one Right attached to each outstanding share of common stock. The Rights are represented by the certificates for common stock and do not trade separately. Shareholders do not have to take any action to receive the redemption payment and do not have to surrender stock certificates. As a result of the redemption, the rights cannot become exercisable and the Amended and Restated 1995 Common Stock Purchase Right Agreement will be terminated.

NOTE L — BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     During the fourth quarter of 2001, the Company began reporting its operations as one business segment. Previously, the Company had reported three business segments. The change to one business segment was made to conform to organizational changes the Company made in the management of its business to more effectively utilize and deploy its assets on a world-wide basis.

Geographic Information

     The Company’s international operations are conducted primarily in Canada, Mexico, South and Central America, the Caribbean, Hong Kong and China. Other than the United States, the Company does not have sales to customers located in any country which exceed 10% of consolidated sales. The following table sets forth the composition of the Company’s sales between those in the United States and those in other locations for each year:

	2002	2001	2000

		(In thousands)
Revenues:
United States operations	$501,797	$485,843	$502,564
International operations:
Sales to unaffiliated customers	225,559	241,201	246,187
Sales – intercompany:
Mexico	134,934	153,713	174,250
China	168,584	159,214	181,820

	303,518	312,927	356,070

Eliminations	(303,518)	(312,927)	(356,070)

Consolidated revenues	$727,356	$727,044	$748,751

Long-lived assets:
United States operations	$698,887	$789,693
International operations	157,482	170,868
Eliminations	(634,646)	(669,020)

Consolidated long-lived assets	$221,723	$291,541

     Intercompany sales are billed at negotiated prices established by the Company. All United States revenues are derived from sales to unaffiliated customers. Geographic area of sales is based primarily on the location from where the product is shipped. Included in international operations – Sales to unaffiliated customers are certain sales derived from direct product shipments from Hong Kong directly to customers located in the United States.

NOTE M — CONCENTRATION OF CREDIT AND OTHER RISKS

     The Company sells on credit terms to a majority of its customers, most of which are U.S., Canadian and Latin American retailers and distributors located throughout those countries.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

     Wal-Mart Corporation accounted for 24.5%, 24.3% and 21.4% of 2002, 2001 and 2000 consolidated net sales, respectively.

     A majority of the Company’s revenue is generated from the sale of Black & Decker® branded products, which represented approximately 62%, 63% and 60% of consolidated net sales in 2002, 2001 and 2000, respectively.

     The Company’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Management sets specific reserves for customers in bankruptcy and other reserves for the remaining customers. Should business conditions deteriorate or any major credit customer default on its obligations to the Company, this allowance may need to be increased which may have an adverse impact upon the Company’s earnings. In 2002, 2001 and 2000, the allowance for bad debt was $15.8 million, $10.5 million and $8.0 million, respectively.

     On September 28, 2002, Applica Consumer Products, Inc. entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. (“CIT”). The agreements allow Applica to transfer to CIT, without recourse, approved receivables under certain circumstances, including the bankruptcy of covered customers. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. These agreements are strictly to insure selected receivables. On January 17, 2003, the agreement covering receivables from a significant customer was converted into a full notification agreement under which CIT has agreed to purchase all approved receivables of such customer.

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

NOTE N — RELATED PARTY TRANSACTIONS

     The Company uses the services of TJK Sales, Inc. (“TJK”), an independent sales representative. Thomas J. Kane, a member of the Company’s Board of Directors, was the sole shareholder and Chief Executive Officer of TJK. Commissions and consulting payments to TJK totaled $125,000, 179,000 and $183,000 in 2002, 2001 and 2000, respectively. The Company also reimburses TJK for out-of-pocket expenses. In January 2003, the Company entered into an agreement with Mr. Kane, pursuant to which the Company will pay him $3,000 per month plus certain expenses in return for his services as a sales representative to J.C. Penney. The agreement may be terminated by either party on 30 days’ notice.

     Included in receivables from affiliates at December 31, 2002 and 2001 are $986,000 and $1.3 million, respectively, due from David M. Friedson, the Company’s Chairman of the Board. Such amount is due upon demand and bears interest at LIBOR plus 1.5% (2.94% at December 31, 2002).

     Also included in receivables from affiliates at December 31, 2002 and 2001 are $586,035 and $442,043 respectively, due from certain of the Company’s executive officers. Such amounts are due on June 30, 2003 or upon termination of the applicable employment contract, and bear interest at the prevailing market rate.

     In April 1999, the Company sold 210,000 shares of authorized Common Stock at the fair market value of $7.125 per share to David Friedson in exchange for a collateralized promissory note. The note is on a full recourse basis, with a maturity date of April 2005 and bears interest at LIBOR plus 2.75% (4.19% at December 31, 2002). The amount due to the Company, including accrued interest, at December 31, 2002 and 2001 was $1.9 and $1.8 million, respectively.

     Pursuant to his employment agreement, Belvin Friedson, the founder of the Company, agreed to provide advisory services to the Company subsequent to his resignation as Chief Executive Officer. Such agreement is terminable on three year’s notice. In 2002, 2001 and 2000, Mr. Friedson received annual compensation from the Company of $375,000 under such agreement, which was executed in 1983. He also participated in the Company’s executive life insurance plan and had use of a company car. Mr. Friedson is the father of David Friedson.

     In 2000, the Company was a tour sponsor for Ballet Folklorico de Mexico de Amalia Hernandez and paid approximately $188,000 in connection therewith. The Company received radio, print and television promotions in theater displays and in theater promotions as part of its sponsorship package. Adam Friedson, through his company, Friedson Enterprises, is a producer of such show. Adam Friedson is the brother of David Friedson. A payment of $22,500 was made to the Ballet Folklorico in 2001. No payments were made to the Ballet Folklorico in 2002.

     In December 2002, the Company sold its remaining 20% equity interest in Lion Brothers Co. Ltd. (“Lion Brothers”) for $50,000 to a company directly or indirectly owned (through family members) by Susan Ganz. Susan

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Ganz, a director of Applica, is President of Lion Brothers and is the owner, directly or indirectly through family members, of such company. There was no gain or loss on this transaction.

NOTE O — FINANCIAL INSTRUMENTS

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

     Significant interest rate risk management instruments held by the Company during 2002 and 2001 included pay-floating swaps, pay-fixed swaps and interest rate caps. The pay-floating swap effectively converts medium term fixed-rate obligations to LIBOR-rate indexed variable-rate instruments. Pay-fixed swaps effectively convert floating-rate obligations to fixed-rate instruments. Interest rate caps provide protection against rising interest rates. All swaps that qualify for fair value hedging, have maturity dates that mirror the maturity date of the underlying hedged transaction. At December 31, 2002 and 2001, the Company did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

     The impact of interest rate risk management activities on pre-tax income was a net loss of $0.3 million in 2002, a net gain of $1.7 million in 2001 and a net loss of $0.5 million in 2000.

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

     The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and forecasted foreign currency revenues. The Company uses option strategies and forward contracts that provide for the purchase and sale of foreign currencies to hedge forecasted revenues and expenses. The Company also uses forward contracts to hedge foreign currency assets and liabilities. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Mexican peso, Chinese renminbi, Hong Kong dollar and Canadian dollar.

     The impact of foreign exchange risk management activities on operating income was a net gain of $0.1 million in 2002, a net gain of $0.7 million in 2001 and $0.3 million in 2000.

Fair Value of Financial Instruments

     At December 31, 2002 and 2001, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable, borrowings and interest rate, forward and foreign exchange risk management contracts. At December 31, 2002 and 2001, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2002		2001

	Carrying		Carrying
	Amount/Notional		Amount/Notional
	Amount	Fair Value	Amount	Fair Value

		(In thousands)
Borrowings(1)	$193,982	$193,332	$225,726	$224,426
Risk management contracts(2):
Foreign exchange forwards	$7,000	$48	$15,583	$(49)
Foreign exchange options	$34,049	$(1,734)	$39,818	$(1,429)
Interest rate swaps	$20,939	$153	$139,000	$(1,906)
Interest rate caps	—	—	$60,000	—

(1)	The fair value of borrowings was approximated at carrying value, except for the 10% Senior Subordinated Notes, which were valued at 99.5% and 99.0% at December 31, 2002 and 2001, respectively, based upon quoted market prices.

(2)	The fair value of risk management contracts was based upon quotes from outside parties. Fair value amounts change with market conditions and will be substantially offset by changes in the value of the related hedged transaction. A positive fair value represents the amount the Company would receive upon exiting the contracts and a negative fair value represents the amount the Company would pay upon exiting the contracts. The Company intends to hold all contracts to maturity, at which time the fair value will be zero.

Credit Concentrations

     The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. The Company would not have realized a material loss as of December 31, 2002 in the event of nonperformance by any one counterparty. The Company enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, the Company limits the amount of investment credit exposure with any one institution.

NOTE P — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company’s domestic subsidiaries are guarantors of the Company’s 10% Senior Subordinated Notes. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of the Company (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of the Company. The results of operations and cash flows presented below assume that the guarantor subsidiaries were in place for all periods presented. The Company and guarantor subsidiaries have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The guarantor subsidiaries are wholly owned subsidiaries of the Company and have fully and unconditionally guaranteed the notes on a joint and several basis. The notes contain certain covenants which, among other things, restrict the ability of the guarantor subsidiaries to make distributions to Applica Incorporated. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries and non-guarantor subsidiaries because it has determined they would not be material to investors.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Year Ended December 31, 2002

	Applica		Non-
	Incorporated	Guarantors	Guarantors	Eliminations	Consolidated

		(In thousands)
Statement of Operations:
Sales	$—	$544,493	$486,381	$(303,518)	$727,356
Cost of goods sold	—	363,916	434,677	(303,518)	495,075

Gross profit	—	180,577	51,704	—	232,281
Operating (income) expenses	(1,063)	157,952	38,140	—	195,029
Repositioning charge	—	10,643	—	—	10,643

Operating profit (loss)	1,063	11,982	13,564	—	26,609
Other (income) expense, net	(103)	(4,524)	20,706	(289)	15,790
Gain on litigation settlement	—	(1,070)	513	—	(557)

Earnings (loss) before income taxes and equity in earnings (loss) of joint ventures	1,166	17,576	(7,655)	289	11,376
Income taxes (benefit)	—	2,807	2,019	—	4,826
Equity in earnings (loss) of joint ventures	—	(1,498)	—	—	(1,498)

Earnings (loss) before cumulative effect of change in accounting principle	1,166	13,271	(9,674)	289	5,052
Cumulative effect of change in accounting	—	(121,276)	—	42,447	(78,829)

Net earnings (loss)	$1,166	$(108,005)	$(9,674)	$42,736	$(73,777)

Balance Sheet:
Cash	$—	$3,609	$4,074	$—	$7,683
Accounts and other receivables	—	104,739	41,828	—	146,567
Receivables from affiliates	(133,680)	97,538	38,202	—	2,060
Inventories	—	80,584	30,869	—	111,453
Future income tax benefit	—	—	—	18,654	18,654
Other current assets	—	781	10,932	1,812	13,525

Total current assets	(133,680)	287,251	125,905	20,466	299,942
Investments	425,019	113,482	70,430	(607,682)	1,249
Property, plant and equipment, net	—	18,363	58,600	—	76,963
Long-term future income tax benefit	—	22,270	1,974	30,134	54,378
Intangible assets	2,473	117,280	26,478	(57,098)	89,133

Total assets	$293,812	$558,646	$283,387	$(614,180)	$521,665

Notes and acceptances payable	$—	$—	$—	$—	$—
Accounts payable and accrued expenses	2	62,854	43,276	—	106,132
Current maturities of long-term debt	—	144	—	—	144
Deferred income, current portion	—	372	—	—	372
Income taxes payable	—	(71)	(516)	1,105	518
Other current liabilities	—	—	—	—	—

Total current liabilities	2	63,299	42,760	1,105	107,166
Long-term debt	185,070	40,463	20,706	(52,401)	193,838
Deferred income, less current portion	—	—	—	—	—
Deferred income taxes	—	22,382	1,146	(23,528)	—
Other long term liabilities	—	(153)	—	1,686	1,533
Total liabilities	185,072	125,991	64,612	(73,138)	302,537
Shareholders’ equity	108,740	432,655	218,775	(541,042)	219,128

Total liabilities and shareholders’ equity	$293,812	$558,646	$283,387	$(614,180)	$521,665

Cash Flow Information:
Net cash provided by (used in) operating activities	$954	$25,558	$18,659	$8,808	$53,979
Net cash provided by (used in) investing activities	33,362	(50,116)	(17,642)	2,940	(31,456)
Net cash provided by (used in) financing activities	(34,316)	27,411	(11,930)	(11,748)	(30,583)
Cash at beginning	—	756	14,987	—	15,743
Cash at end	$—	$3,609	$4,074	$—	$7,683

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Year Ended December 31, 2001

	Applica		Non-
	Incorporated	Guarantors	Guarantors	Eliminations	Consolidated

			(In thousands)
Statement of Operations:
Sales	$—	$528,932	$511,039	$(312,927)	$727,044
Cost of goods sold	—	387,187	441,773	(312,927)	516,033
Cost of goods sold — reposition	—	—	13,418	—	13,418

Gross profit	—	141,745	55,848	—	197,593
Operating (income) expenses	(1,563)	154,387	32,982	604	186,410
Repositioning charge	—	14,288	529	—	14,817

Operating profit (loss)	1,563	(26,930)	22,337	(604)	(3,634)
Other (income) expense, net	20,927	(31,642)	19,857	11,388	20,530

Earnings (loss) before income taxes and equity in earnings (loss) of joint ventures	(19,364)	4,712	2,480	(11,992)	(24,164)
Equity in earnings (loss) of joint ventures	—	(128)	—	—	(128)
Income taxes (benefit)	—	(2,010)	14,793	(8,637)	4,146

Net earnings (loss)	$(19,364)	$6,594	$(12,313)	$(3,355)	$(28,438)

Balance Sheet:
Cash	$—	$756	$14,987	$—	$15,743
Accounts and other receivables	—	120,917	62,033	—	182,950
Receivables from affiliates	(100,418)	72,734	31,215	—	3,531
Inventories	—	62,997	40,719	—	103,716
Future income tax benefit	—	—	—	23,649	23,649
Other current assets	—	970	11,458	126	12,554

Total current assets	(100,418)	258,374	160,412	23,775	342,143
Investments	425,119	113,568	70,493	(607,768)	1,412
Property, plant and equipment, net	—	17,937	64,400	—	82,337
Long-term future income tax benefit	—	22,795	650	(15,390)	8,055
Intangible assets	2,260	208,014	35,325	(45,862)	199,737

Total assets	$326,961	$620,688	$331,280	$(645,245)	$633,684

Notes and acceptances payable	$—	$—	$—	$—	$—
Accounts payable and accrued expenses	1	45,516	61,156	—	106,673
Current maturities of long-term debt	—	—	—	—	—
Deferred income, current portion	—	443	—	—	443
Income taxes payable	—	(1,515)	7,312	1,106	6,903
Other current liabilities	—	—	—	—	—

Total current liabilities	1	44,444	68,468	1,106	114,019
Long-term debt	220,709	15,963	32,779	(43,725)	225,726
Deferred income, less current portion	—	—	—	—	—
Deferred income taxes	—	22,388	1,727	(24,115)	—
Other long-term liabilities	—	—	—	—	—

Total liabilities	220,710	82,795	102,974	(66,734)	339,745
Shareholders’ equity	106,251	537,893	228,306	(578,511)	293,939

Total liabilities and shareholders’ equity	$326,961	$620,688	$331,280	$(645,245)	$633,684

Cash Flow Information:
Net cash provided by (used in) operating activities	$(21,624)	$57,307	$19,895	$32,334	$87,912
Net cash provided by (used in) investing activities	69,943	(73,445)	(16,212)	(3,489)	(23,203)
Net cash provided by (used in) financing activities	(48,327)	12,548	(1,199)	(28,845)	(65,823)
Cash at beginning	8	4,346	12,503	—	16,857
Cash at end	$—	$756	$14,987	$—	$15,743

SUPPLEMENTAL FINANCIAL DATA

Quarterly Financial Data (Unaudited)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2002 and 2001 are set forth in the following table:

				Diluted		Basic
				Earnings		Earnings
			Net Earnings	(Loss) Per		(Loss) Per
	Sales	Gross Profit	(Loss)	Share		Share

		(In thousands, except per share data)
2002
First quarter	$143,058	$41,390	$(82,010)	$(3.51	)(3)	$(3.51	)(3)
Second quarter	168,039	53,388	(2,057)	(0.09)		(0.09)
Third quarter	194,851	64,608	5,214	0.22		0.22
Fourth quarter	221,408	72,895	5,076	0.21		0.22

Total	$727,356	$232,281	$(73,777)	$(3.10	)(2)	$(3.15)

2001
First quarter	$151,821	$40,424	$(6,283)	$(0.27)		$(0.27)
Second quarter	161,664	47,667	(2,599)	(0.11)		(0.11)
Third quarter	203,201	62,056	8,537	0.35		0.37
Fourth quarter	210,358	47,446	(28,093)	(1.21	)(1)	(1.21	)(1)

Total	$727,044	$197,593	$(28,438)	$(1.23	)(2)	$(1.23)

(1)	In the fourth quarter of 2001, Applica took charges relating to several events in the aggregate amount of $28.2 million and recorded an additional tax expense of $10.1 million.

(2)	The sum of the quarters differ from the total due to exclusion of anti-dilutive effect of stock options in earnings per share calculation in periods with losses.

(3)	In January 2002, Applica applied the provisions of SFAS 142 “Goodwill and Other Intangible Assets”. Based on its impairment test, Applica recognized an adjustment of $121.3 million ($78.8 million or $3.31 per share, net of tax on a full year and fully diluted basis) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value. There was no cumulative effect of change in accounting principle in 2001.

SCHEDULE II

Applica Incorporated and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Purchase	Charged to	Charged to			Balance at
	Beginning of	Price	Costs and	Other			End of
Description	Period	Reserves	Expenses	Accounts	Deductions		Period

Year ended December 31, 2002
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$10,499	$(62)	$10,618	—	$(5,225	)(2)	$15,830
Inventory reserves	$2,831	—	$2,929	—	$(1,451	)(2)	$4,309
Deferred tax valuation allowance	$10,175	—	—	—	$(20	)(2)	$10,155

Year ended December 31, 2001
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$8,049	—	$4,002	—	$(1,552	)(2)	$10,499
Inventory reserves	$2,510	—	$1,719	—	$(1,398	)(2)	$2,831
Deferred tax valuation allowance	$4,537	—	$5,638	—	—		$10,175

Year ended December 31, 2000
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$8,761	$(2,293)	$2,671	$253 (1)	$(1,343	)(2)	$8,049
Inentory reserves	$3,868	—	$2,360	—	$(3,718	)(2)	$2,510
Deferred tax valuation	—	—	$4,537	—			$4,537

(1)	Recoveries of amounts previously written off against the reserve.

(2)	Write-off against the reserve.