Form 10-Q
period 2003-03-31
APPLICA INC
filed 2003-05-02
CIK 217084

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 1-10177

APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida	33014

(Address Of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on April 30, 2003

Common Stock, $0.10 par value	23,500,555

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31,
	(Unaudited)	2002

	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$6,146	$7,683
Accounts and other receivables, less allowances of $16,243 in 2003 and $15,830 in 2002	103,023	146,567
Receivables from affiliates	1,993	2,060
Inventories	117,308	111,453
Prepaid expenses and other	10,552	11,862
Refundable income taxes	7,154	1,663
Future income tax benefits	14,654	18,654

Total current assets	260,830	299,942
Investment in Joint Venture	38,749	1,249
Property, Plant and Equipment - at cost, less accumulated depreciation of $115,169 in 2003 and $109,949 in 2002	78,571	76,963
Future Income Tax Benefits, Non-Current	42,024	54,378
Goodwill	62,812	62,812
Other Intangibles	18,621	20,860
Other Assets	4,748	5,461

Total Assets	$506,355	$521,665

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$34,070	$31,446
Accrued expenses	52,624	74,686
Current maturities of long-term debt	144	144
Current taxes payable	2,820	518
Deferred rent	354	372

Total current liabilities	90,012	107,166
Other Long-Term Liabilities	1,649	1,533
Long-Term Debt, Less Current Maturities	176,209	193,838
Shareholders’ Equity:
Common stock – authorized:75,000 shares of $.10 par value; issued and outstanding: 23,501 shares in 2003 and 23,497 shares in 2002	2,350	2,350
Paid-in capital	155,417	155,395
Retained earnings	90,872	71,251
Notes receivable – officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(8,658)	(8,372)

Total shareholders’ equity	238,485	219,128

Total liabilities and shareholders’ equity	$506,355	$521,665

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,

	2003		2002

	(In thousands, except per share data)
Net sales	$121,239	100.0%	$143,058	100.0%
Cost of goods sold	83,110	68.6	101,668	71.1

Gross profit	38,129	31.4	41,390	28.9
Selling, general and administrative expenses:
Operating expenses	39,444	32.5	42,318	29.6
Repositioning charge	—	—	362	0.2

Operating earnings (loss)	(1,315)	(1.1)	(1,290)	(0.9)
Other expense (income):
Interest expense	3,887	3.2	3,815	2.7
Interest and other income	(404)	(0.3)	(340)	(0.2)

	3,483	2.9	3,475	2.5

Earnings (loss) before equity in net earnings (loss) of joint venture and income taxes	(4,798)	(4.0)	(4,765)	(3.4)
Equity in net earnings (loss) of joint venture	37,500	30.9	(96)	(0.0)

Earnings (loss) before income taxes	32,702	26.9	(4,861)	(3.4)
Income tax expense (benefit)	13,081	10.7	(1,680)	(1.2)

Earnings (loss) before cumulative effect of change in accounting principle	19,621	16.2	(3,181)	(2.2)
Cumulative effect of change in accounting principle, net of tax benefit of $0 and $42,447 in 2003 and 2002	—	—	(78,829)	(55.1)

Net earnings (loss)	$19,621	16.2%	$(82,010)	(57.3)%

Earnings (loss) per common share — basic:
Earnings (loss) before cumulative effect of change in accounting principle	$0.84		$(0.14)
Cumulative effect of change in accounting principle	—		(3.37)

Earnings (loss) per common share — basic	$0.84		$(3.51)

Earnings (loss) per common share — diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.83		$(0.14)
Cumulative effect of change in accounting principle	—		(3.37)

Earnings (loss) per common share — diluted	$0.83		$(3.51)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$19,621	$(82,010)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	4,689	4,831
Provision for doubtful accounts	898	590
Amortization of intangible assets	2,426	2,287
Cumulative effect of change in accounting principle, net of tax	—	78,829
Deferred income taxes	16,354	(3,906)
Other non-cash changes in equity items	10	26
Equity in net (earnings) loss of joint venture	(37,500)	96
Changes in assets and liabilities:
Accounts and other receivables	42,646	36,311
Inventories	(6,538)	(4,459)
Prepaid expenses and other	1,310	(4,446)
Other assets	240	(1,909)
Accounts payable and accrued expenses	(19,438)	(10,030)
Current income taxes	(3,189)	(2,658)
Other liabilities	98	3,484

Net cash provided by (used in) operating activities	21,627	17,036
Cash flows from investing activities:
Additions to property, plant and equipment	(6,297)	(3,413)
Distributions from (investments in) joint ventures – net	—	(80)
Receivables from affiliates	77	(197)

Net cash (used in) provided by investing activities	(6,220)	(3,690)
Cash flows from financing activities:
Notes payable	—	3,997
Net (payments) borrowings under lines of credit	(17,629)	(24,483)
Exercise of stock options and issuance of common stock under employee stock purchase plan	12	175
Interest receivable from officer	(10)	(16)

Net cash (used in) provided by financing activities	(17,627)	(20,327)
Effect of exchange rate changes on cash	683	1,912
Decrease in cash and cash equivalents	(1,537)	(5,069)
Cash and cash equivalents at beginning of period	7,683	15,743

Cash and cash equivalents at end of period	$6,146	$10,674

Supplemental Disclosures of Cash Flow Information:
Cash paid during the three-month period ended March 31:
Interest	$6,797	$7,291
Income taxes	$—	$4,884

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the remaining quarters or the year ending December 31, 2003 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

     Certain prior period amounts have been reclassified for comparability.

Receivables from Affiliates

     Receivables from affiliates include the current portion of receivables due from certain senior officers of Applica. These receivables are due upon demand or upon termination of the applicable employment contract and bear interest at prevailing market interest rates. Receivables due from Applica’s senior officers are unsecured.

Foreign Currency Reporting — Argentina

     Effective January 1, 2003, the functional currency of the Argentinean operation was changed from the U.S. dollar to the Argentinean peso. For 2002, the functional currency of our Argentinean operation was the U.S. dollar and, accordingly, Applica recognized a translation loss of approximately $1.7 million during 2002. However, recently the peso has stabilized and further translation gains or losses are recognized as part of other accumulated comprehensive earnings, a component of shareholders’ equity.

Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	March 31,	December 31,
	2003	2002

	(In thousands)
Raw materials	$3,904	$4,103
Work in process	1,816	1,513
Finished goods	111,588	105,837

	$117,308	$111,453

     Stock Based Compensation

     At March 31, 2003, the Company had four active stock based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

	March 31,	March 31,
	2003	2002

	(In thousands, except per share data)
Net earnings (loss):
As reported	$19,621	$(82,010)
Pro forma	$19,471	$(83,438)
Basic earnings (loss) per share:
As reported	$0.84	$(3.51)
Pro forma	$0.83	$(3.53)
Diluted earnings (loss) per share:
As reported	$0.83	$(3.51)
Pro forma	$0.82	$(3.53)

     The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and the Company may continue to grant options to employees.

     In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: no dividend yield; expected volatility ranging from 93.3% to 96.5%; risk-free interest rates of 5.3%; and expected holding periods of four years.

     Recent Accounting Pronouncements

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 requires prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about such effects in interim financial information. Applica currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. Applica currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25. Applica adopted the additional disclosure provisions of SFAS 148 during the first quarter of 2003.

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

2. SHAREHOLDERS’ EQUITY

Earnings Per Share

     Basic shares for the three-month periods ended March 31, 2003 and 2002 were 23,500,555 and 23,342,893, respectively. Included in diluted shares for the three-month period ended March 31, 2003 are common stock equivalents relating to options of 165,312. All common stock equivalents have been excluded from the diluted per share calculations in the three-month period ended March 31, 2002 because their inclusion would have been anti-dilutive.

3. COMMITMENTS AND CONTINGENCIES

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

     Four lawsuits have been filed in connection with property damage or bodily injury relating to the recalled toasters (one of which has been settled) and several other claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

     Other Matters. Applica is subject to other legal proceedings, product liability claims and other claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material effect on our business, financial condition, results of operations or liquidity of Applica. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.

4. REPOSITIONING AND OTHER CHARGES

     Applica took a charge of $13.4 million in the fourth quarter of 2001 relating to the estimated expenses of the toaster recall discussed in Note 3 above. As of March 31, 2003, $8.8 million had been charged against the accrual. For the three months ended March 31, 2003, the activity in the accrued repositioning and other charges was as follows:

	Amount Accrued at		Amount Accrued at
Activity	Dec. 31, 2002	Charges	March 31, 2003

		(In thousands)
Recall	$4,763	$159	$4,604
Back-office consolidation	5,956	756	5,200
Shareholder litigation settlement	450	450	0

	$11,169	$1,365	$9,804

     For the three months ended March 31, 2002, the activity in the accrued repositioning and other charges was as follows:

	Amount Accrued at		Amount Accrued at
Activity	Dec. 31, 2001	Amount Paid	March 31, 2002

		(In thousands)
Recall	$13,418	$3,952	$9,466
Back-office consolidation	5,179	100	5,079
Shareholder litigation settlement	1,000	550	450

	$19,597	$4,602	$14,995

5. INVESTMENT IN JOINT VENTURE

     At December 31, 2002, Applica’s investment in Anasazi Partners L.P. totaled $1.2 million with no loans outstanding. Anasazi’s investments include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed. Any change from the estimated values could have a significant impact on the Company’s operations.

     In the fourth quarter of 2002, Anasazi engaged an investment banker to pursue strategic exit strategies for one if its investments. As part of this process, a valuation of the investment was performed. Based on this valuation, Anasazi increased the fair value of the investment by approximately $75.0 million, resulting in equity in net earnings of unconsolidated joint venture of $37.5 million in the first quarter statement of operations.

6. GOODWILL AND INTANGIBLE ASSETS

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

     Components of other intangible assets not subject to amortization include $4.1 million allocated to trademarks acquired in the Weitech acquisition. The components of Applica’s intangible assets subject to amortization are as follows:

		March 31, 2003		December 31, 2002

		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

	(Years)		(In thousands)
Licenses	6.5	$49,200	$(34,602)	$49,200	$(32,786)
Contract-Based	3.3	20,193	(16,170)	20,193	(15,747)

		$69,393	$(50,772)	$69,393	$(48,533)

Amortization expense for intangible assets during the first three months of 2003 was $2.2 million.

     The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2003	$8,912
2004	$8,744
2005	$1,442
2006	$776
2007	$469
2008	$161

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

	Three Months Ended March 31, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

			(In thousands)
Statement of Operations:
Net sales	$—	$94,002	$76,775	$(49,538)	$121,239
Cost of goods sold	—	64,728	67,920	(49,538)	83,110

Gross profit	—	29,274	8,855	—	38,129
Operating (income) expenses	10	31,693	7,741	—	39,444

Operating earnings (loss)	(10)	(2,419)	1,114	—	(1,315)
Other (income) expense, net	(26)	3,840	(331)	—	3,483

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	16	(6,259)	1,445	—	(4,798)
Equity in net earnings (loss) of joint venture	55,395	—	—	(17,895)	37,500
Equity in net earnings (loss) of subsidiaries	(17,895)	—	—	17,895	—
Income tax expense (benefit)	—	19,441	(6,360)	—	13,081

Net earnings (loss)	$37,516	$(25,700)	$7,805	$—	$19,621

Balance Sheet:
Cash and cash equivalents	$—	$578	$5,568	$—	$6,146
Accounts and other receivables, net	—	74,039	28,984	—	103,023
Receivables from affiliates	(151,263)	104,485	48,771	—	1,993
Inventories	—	80,653	36,655	—	117,308
Future income tax benefits	—	14,906	(252)	—	14,654
Other current assets	—	2,941	14,765	—	17,706

Total current assets	(151,263)	277,602	134,491	—	260,830
Investment in joint venture	38,749	—	—	—	38,749
Investment in subsidiaries	699,921	113,482	70,430	(883,833)	—
Property, plant and equipment, net	—	17,349	61,222	—	78,571
Long-term future income tax benefits	—	36,983	5,041	—	42,024
Other assets	2,499	114,305	20,341	(50,964)	86,181

Total assets	$589,906	$559,721	$291,525	$(934,797)	$506,355

Accounts payable and accrued expenses	$—	$36,689	$50,005	$—	$86,694
Current maturities of long-term debt	144	—	—	—	144
Deferred rent	—	354	—	—	354
Current taxes payable	—	629	2,191	—	2,820

Total current liabilities	144	37,672	52,196	—	90,012
Long-term debt	176,209	44,351	17,143	(61,494)	176,209
Future income tax liabilities	—	(909)	909	—	—
Other long-term liabilities	1,686	(37)	—	—	1,649

Total liabilities	178,039	81,077	70,248	(61,494)	267,870
Shareholders’ equity	411,867	478,644	221,277	(873,303)	238,485

Total liabilities and shareholders’ equity	$589,906	$559,721	$291,525	$(934,797)	$506,355

Cash Flow Information:
Net cash provided by (used in) operating activities	$36,805	$(71,263)	$26,972	$29,113	$21,627
Net cash provided by (used in) investing activities	(19,917)	(7,201)	(16,612)	37,510	(6,220)
Net cash provided by (used in) financing activities	(17,571)	75,433	(8,866)	(66,623)	(17,627)
Effect of exchange rate changes on cash	683	—	—	—	683
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	—	578	5,568	—	6,146

	Three Months Ended March 31, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

			(In thousands)
Statement of Operations:
Net sales	$—	$109,372	$109,633	$(75,947)	$143,058
Cost of goods sold	—	72,346	105,269	(75,947)	101,668

Gross profit	—	37,026	4,364	—	41,390
Operating (income) expenses	(207)	34,033	8,492	—	42,318
Repositioning charge	—	362	—	—	362

Operating earnings (loss)	207	2,631	(4,128)	—	(1,290)
Other (income) expense, net	(21)	3,914	(118)	(300)	3,475

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes and cumulative effect of change in accounting principle	228	(1,283)	(4,010)	300	(4,765)
Equity in net earnings (loss) of joint venture	(96)	—	—	—	(96)
Equity in net earnings (loss) of subsidiaries	(82,442)	—	—	82,442	—
Income tax expense (benefit)	—	(4,123)	2,443	—	(1,680)

Earnings (loss) before cumulative effect of change in accounting principle	(82,310)	2,840	(6,453)	82,742	(3,181)
Cumulative effect of change in accounting principle	—	(78,829)	—	—	(78,829)

Net earnings (loss)	$(82,310)	$(75,989)	$(6,453)	$82,742	$(82,010)

Balance Sheet:
Cash and cash equivalents	$—	$2,023	$8,651	$—	$10,674
Accounts and other receivables, net	—	99,800	44,687	—	144,487
Receivables from affiliates	(120,395)	72,306	51,833	—	3,744
Inventories	—	66,396	41,598	—	107,994
Future income tax benefits	—	27,557	—	—	27,557
Other current assets	—	3,707	14,482	—	18,189

Total current assets	(120,395)	271,789	161,251	—	312,645
Investments in joint venture	1,396	—	—	—	1,396
Investment in subsidiaries	716,391	113,553	70,476	(900,420)	—
Property, plant and equipment, net	—	16,739	64,180	—	80,919
Long-term future income tax benefits	—	49,852	648	—	50,500
Other assets	2,281	90,460	31,379	(45,392)	78,728

Total assets	$599,673	$542,393	$327,934	$(945,812)	$524,188

Notes and acceptances payable	$—	$—	$3,997	$—	$3,997
Accounts payable and accrued expenses	20	29,812	66,980	—	96,812
Deferred rent	—	425	—	—	425
Current taxes payable	—	930	4,504	—	5,434

Total current liabilities	20	31,167	75,481	—	106,668
Long-term debt	201,243	17,590	29,698	(47,288)	201,243
Future income tax liabilities	—	(2,070)	2,070	—	—
Other long-term liabilities	3,502	—	—	—	3,502

Total liabilities	204,765	46,687	107,249	(47,288)	311,413
Shareholders’ equity	394,908	495,706	220,685	(898,524)	212,775

Total liabilities and shareholders’ equity	$599,673	$542,393	$327,934	$(945,812)	$524,188

Cash Flow Information:
Net cash provided by (used in) operating activities	$(1,686)	$(34,804)	$22,031	$31,495	$17,036
Net cash provided by (used in) investing activities	19,977	546	(24,118)	(95)	(3,690)

	Three Months Ended March 31, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

			(In thousands)
Net cash provided by (used in) financing activities	(20,203)	35,525	(4,249)	(31,400)	(20,327)
Effect of exchange rate changes on cash	1,912	—	—	—	1,912
Cash at beginning	—	756	14,987	—	15,743
Cash at end	—	2,023	8,651	—	10,674

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month period ended March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2002.

Forward Looking Statement Disclosure

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Applica believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including the specific factors set forth below.

     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2002, in evaluating us and our business before purchasing our securities:

•	If Our Investment In Joint Venture Is Not Realized, It Could Have A Material Adverse Effect On Our Results Of Operations.

•	Uncertainties Regarding The Impact Of Terrorist Activities, The Current War On Terrorism And The War With Iraq Could Have A Material Adverse Effect On Our Business.

•	An Outbreak Of Severe Acute Respiratory Syndrome (SARS) Among Our Employees Located In China And Hong Kong Could Have A Material Adverse Effect On Our Business.

•	The Failure Of Our Growth Strategy Could Have A Material Adverse Effect On Our Business.

•	If We Are Unable To Renew The Black & Decker® Trademark License Agreement, Our Business Could Be Adversely Affected.

•	We Depend On Purchases By Several Large Customers And Any Significant Decline In These Purchases Or Pressure From These Customers To Reduce Prices Could Have A Negative Effect On Our Business.

•	The Bankruptcy Or Financial Difficulty Of Any Major Customer Or Fluctuations In The Financial Condition Of The Retail Industry Could Adversely Affect Our Business.

•	Our Business Is Very Sensitive To The Strength Of The U.S. Retail Market And Weakness In This Market Could Adversely Affect Our Business.

•	Our Business Can Be Adversely Affected By Fluctuations In Cost And Availability Of Raw Materials (Particularly The Cost Of Petroleum) And Components.

•	Our Business Involves The Potential For Product Recalls And Product Liability Claims Against Us.

•	We Operate A Significant Portion Of Our Business Outside Of The United States Which Subjects Us To Additional Risks.

•	Our Business Could Be Adversely Affected By Changes In Trade Relations With China.

•	Our Business Could Be Adversely Affected By Currency Fluctuations In Our International Operations.

•	Our Business Could Be Adversely Affected By Retailer Inventory Management Or The Failure of Our Logistical Systems.

•	Our Future Success Requires Us To Develop New And Innovative Products On A Consistent Basis In Order To Increase Revenues And We May Not Be Able To Do So.

•	We Rely Heavily On Our Manufacturing Facilities To Manufacture And Assemble Our Products. An Extended Interruption In The Operation Of Any Facility Could Have An Adverse Impact On Our Operating Results.

•	We Are Subject To Several Production-Related Risks Which Could Jeopardize Our Ability To Realize Anticipated Sales And Profits.

•	The Infringement Or Loss Of Our Proprietary Rights Could Have An Adverse Effect On Our Business.

•	Our Operating Results Can Be Affected By Seasonality.

•	We Compete With Other Large Companies That Produce Similar Products.

•	Our Debt Agreements Contain Covenants That Restrict Our Ability To Take Certain Actions.

•	Our Business Can Be Adversely Affected By Newly Acquired Businesses Or Product Lines.

•	Government Regulations Could Adversely Impact Our Operations.

     Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Applica may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. You are cautioned not to place undue reliance on forward-looking statements. Applica undertakes no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the filing of this Quarterly Report on Form 10-Q.

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

Results of Operations

     The operating results of Applica expressed as a percentage of sales are set forth below:

	Three Months Ended March 31,

	2003	2002

Net sales	100.0%	100.0%
Cost of goods sold	68.6	71.1

Gross profit	31.4	28.9
Selling, general and administrative expenses:
Operating expenses	32.5	29.6
Repositioning charge	—	0.2

Operating earnings (loss)	(1.1)	(0.9)
Other expense (income)	2.9	2.5
Equity in net earnings (loss) of joint venture	30.9	(0.0)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	26.9	(3.4)
Income taxes expense (benefit)	10.7	(1.2)

Earnings (loss) before cumulative effect of change in accounting principal	16.2	(2.2)
Cumulative effect of change in accounting principle, net of tax benefit	—	(55.1)

Net earnings (loss)	16.2%	(57.3)%

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

     Net Sales. Sales for Applica decreased by $21.9 million to $121.2 million, a decrease of 15.3% over the first quarter of 2002. The decrease was largely the result of lower sales to key retailers, planned lower contract manufacturing sales and the loss of PHD, Inc., a significant customer, to bankruptcy in January 2003. For the quarter, sales of Black & Decker branded products decreased by $20.8 million worldwide, contract manufacturing decreased by $5.2 million and sales of Littermaid decreased by $2.1 million. These decreases were partially offset by increases in sales of pest control products of $5.0 million and Windmere and other branded products of $1.2 million. No pest control products were sold in the first quarter of 2002.

     Management anticipates that reduced contract manufacturing orders and persistent weakness in North and Latin America will continue to negatively affect sales in 2003.

     Gross Profit Margin. Applica’s gross profit margin increased to 31.4% in the first quarter of 2003 as compared to 28.9% for the same period in 2002. The gross profit margin increase is attributed to an improved product mix.

     For the second quarter, management anticipates that margins will be lower than the first quarter of 2003, as a result of higher petroleum prices and lower production levels related to anticipated lower first half sales.

     Selling, General and Administrative Expenses.

     Operating Expenses. Operating expenses for Applica decreased $2.9 million for the first quarter of 2003 to $39.4 million as compared to the first quarter of 2002. Such expenses increased as a percentage of sales to 32.5% from 29.6% in the 2002 period as the result of lower sales volume. In the first quarter of 2003, expenses decreased by $1.0 million resulting from the 2002 consolidation of certain facilities in North and Latin America and freight expenses decreased by $1.0 million. Additionally, foreign exchange losses for the quarter totaled $578,000 as compared to $1.6 million in the first quarter of 2002.

     Repositioning and Other Charges. In the first quarter of 2002, Applica incurred expenses of $362,000 relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. Such consolidation was completed in the third quarter of 2002.

     Interest Expense. Interest expense remained flat at $3.9 million for the three months ended March 31, 2003. In the first quarter of 2003, lower debt levels were offset by reduced income from interest rate management contracts. Management anticipates that interest expense will remain flat as this trend continues into the second quarter of 2003.

     Equity in Net Earnings (Loss) of Joint Venture. The equity in net earnings (loss) of joint venture increased from a $96,000 loss in 2002 to a gain of $37.5 million in the first quarter of 2003. The equity in net earnings resulted primarily from an unrealized gain in the fair value of an investment held by such joint venture. The gain was precipitated by a potential sale of the investment. Applica expects a sale and the related cash distribution to occur before the end of the third quarter of 2003. The remaining investments of Anasazi Partners include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. In the first quarter of 2003, Applica used an effective rate of 40%, as compared to 35% for the first quarter of 2002. The change in the tax rate from 2002 reflects additional permanent differences. Applica expects its future effective tax rate to approximate 40%.

     The earnings of subsidiaries in Canada, Mexico and Latin America (other than Chile) are generally taxed at rates comparable to or higher than 35%, the United States statutory rate. In addition, commencing in January 2002, the earnings of Applica’s Hong Kong subsidiary were also taxed at the United States statutory rate of 35% due to Applica’s intent not to permanently reinvest the earnings outside of the United States. Applica does not make tax provisions for the undistributed earnings of its foreign subsidiaries that it expects will be permanently reinvested in its operations outside of the United States.

     Cumulative Effect of Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which established new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

     Applica applied the provisions of SFAS 142 beginning in January 2002 and performed a transitional fair valued based impairment test. Based on its initial impairment tests, Applica recognized an adjustment of $121.3 million ($78.8 million, or $3.37 per share, net of tax) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value. Under SFAS 142, the impairment adjustment was reflected as a cumulative effect of change in accounting principle in the first quarter of 2002.

     Earnings Per Share. Basic shares for the three-month periods ended March 31, 2003 and 2002 were 23,500,555 and 23,342,893, respectively. Included in diluted shares of 23,665,867 are common stock equivalents relating to options of 165,312 for the three-month period ended March 31, 2003. All common stock equivalents have been excluded from the diluted per share calculations in the three-month period ended March 31, 2002 because their inclusion would have been anti-dilutive.

Liquidity and Capital Resources

     At March 31, 2003, Applica’s working capital was $170.8 million, as compared to $206.0 million at March 31, 2002. Applica’s current ratio was 2.9 to 1 at both March 31, 2003 and 2002. Applica’s quick ratio was 1.2 to 1 at March 31, 2003 and 1.5 to 1 at March 31, 2002. The decrease in the current and quick ratios primarily reflected the use of the cash from the decrease in accounts receivable to repay long-term debt.

     Cash balances decreased by $1.5 million to $6.1 million for the three months ended March 31, 2003.

     The net cash provided by operating activities totaled $21.6 million in 2003 and $17.0 million in 2002. Both periods reflected decreases in accounts receivable, which was partially offset by accrued expenses.

     Cash used in investing activities totaled approximately $6.2 million for the period, as compared to $3.7 million for 2002, and reflected the purchase of equipment at Applica’s manufacturing facilities and tooling for new products in both years.

     Cash used in financing activities totaled approximately $17.6 million in 2003 and $20.3 million in 2002 reflecting the continued reduction of debt levels.

     For the three months ended March 31, 2003 and 2002, the effect of exchange rate changes on cash were $683,000 and $1.9 million.

     Applica’s primary sources of liquidity are its cash flow from operations and borrowings under its credit facility. As of April 30, 2003, Applica was borrowing approximately $45.4 million under its senior secured revolving credit facility and had approximately $55.3 million available for future cash borrowings. Advances under the facility are primarily based upon percentages of eligible accounts receivable and inventories. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit, with approximately $0.5 million outstanding under the limit as of April 30, 2003. All amounts outstanding under the credit facility are payable on December 28, 2005.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin which is determined by Applica’s leverage ratio and is currently set at 2.00% (3.32% at April 30, 2003); or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin, which is determined based upon Applica’s leverage ratio and is currently set at 0.00% (4.25% at April 30, 2003).

Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin, which is determined based on Applica’s leverage ratio and is currently set at 0.00% (4.25% at April 30, 2003).

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

     Certain of Applica’s foreign subsidiaries have approximately $18.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. As of March 31, 2003, there were no amounts outstanding under the working capital lines and $200,000 outstanding under the letter of credit lines. As of April 30, 2003, there was $1.4 million outstanding under the working capital lines and $0.2 million under the letter of credit lines.

     Applica’s aggregate capital expenditures for the three months ended March 31, 2003 were $6.3 million, as compared to $3.4 million for same three month period in 2001. Applica anticipates that the total capital expenditures for 2003 will be approximately $23.0 million, which includes new information technology infrastructure, the cost of equipment at our manufacturing facilities and tooling for new products. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facility.

     At March 31, 2003, debt as a percent of total capitalization was 42.5%, as compared to 49.1% at March 31, 2002.

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

     Applica is also involved in certain ongoing litigation. See Part II. “Item 1 – Legal Proceedings.”

Use of Estimates and Critical Accounting Policies

     The preparation of Applica’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and Applica’s actual results are subject to the risk factors listed above.

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

     Income Taxes. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At March 31, 2003, Applica had deferred tax assets in excess of deferred tax liabilities of $66.9 million. Applica determined that it was more likely than not that $56.7 million of such assets will be realized, resulting in a valuation allowance of $10.2 million in the first quarter of 2003. Applica evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

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

     Product Recall Liability. Applica is subject to potential product recalls. We estimate the amount of ultimate liability based on discussions with the Consumer Product Safety Commission and historical claims experience. For example, in February 2002, we voluntarily recalled our Black & Decker® branded T1200 and T1400 toasters. We charged the 2001 operations with an estimated reserve of $13.4 million for this recall. Applica has charged $8.8 million against this reserve through March 31, 2003. While we believe that the reserve is adequate, there can be no assurance that significant future adjustments will not be required.

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

     Outstanding as of March 31, 2003 were interest rate management contracts on approximately $60.0 million notional principal amount with a fair value of approximately $300,642. The market value represents the amount Applica would receive upon exiting the contracts at March 31, 2003 and was determined based on quotes obtained from Applica’s financial institutions. The market value related to interest rate risk management contracts is included as other long-term liabilities as of March 31, 2003. Applica does not intend to exit these contracts at this time.

     Significant interest rate risk management instruments held by Applica as of March 31, 2003 included pay-floating swaps. Pay-floating swaps effectively convert medium term obligations to LIBOR-rate indexed variable-rate instruments. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. For the period ending March 31, 2003, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

     The impact of interest rate risk management activities on income during the quarter ending March 31, 2003 was not material.

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

     Outstanding as of March 31, 2003 were $28.9 million notional of contracts to purchase and/or sell foreign currency forward with a negative fair market value of approximately $2.1 million. The market value represents the amount Applica would pay upon exiting the contracts at March 31, 2003 and was determined based on quotes obtained from Applica’s financial institutions. This amount is included in prepaid expenses and other assets as of March 31, 2003. Applica does not intend to exit these contracts at this time.

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

Additional Information

     For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Applica’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Applica’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) not more than 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

     Changes in Internal Controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Applica’s senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. Accordingly, certain changes to Applica’s internal controls were made during the first quarter of 2003, none of which were significant. Applica is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

     Four lawsuits have been filed in connection with property damage or bodily injury relating to the recalled toasters (one of which has been settled) and several other claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

     Other Matters. Applica is subject to other legal proceedings, product liability claims and other claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material effect on our business, financial condition, results of operations or liquidity of Applica. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1	Second Amended and Restated Bylaws dated February 25, 2003

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K:

Form 8-K dated May 1, 2003 reporting under “Item 9. Regulation FD Disclosure” and “Item 12. Results of Operations and Financial Condition” that Applica issued a press release describing its results of operations for the first quarter ended March 31, 2003 and attaching such press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)

April 30, 2003	By:	/s/ Harry D. Schulman

Harry D. Schulman President, Chief Executive Officer and Secretary

April 30, 2003	By:	/s/ Terry L. Polistina

Terry L. Polistina Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

CERTIFICATION

I, Harry D. Schulman, certify that:

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

Date: April 30, 2003

/s/ Harry D. Schulman

Name: Harry D. Schulman Title: President, Chief Executive Officer and Secretary

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

Date: April 30, 2003

/s/ Terry Polistina

Name: Terry Polistina Title: Chief Financial Officer and Senior Vice President