Form 10-Q
period 2003-06-30
APPLICA INC
filed 2003-07-31
CIK 217084

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________TO__________

COMMISSION FILE NUMBER 1-10177

APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida	33014

(Address Of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of shares outstanding on July 30, 2003

Common Stock, $0.10 par value	23,638,834

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31,
	(Unaudited)	2002

	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,876	$7,683
Accounts and other receivables, less allowances of $17,041 in 2003 and $15,830 in 2002	115,365	146,567
Receivables from affiliates	1,540	2,060
Inventories	134,383	111,453
Prepaid expenses and other	12,425	11,862
Refundable income taxes	4,043	1,663
Future income tax benefits	14,654	18,654

Total current assets	287,286	299,942
Investment in Joint Venture	40,249	1,249
Property, Plant and Equipment - at cost, less accumulated depreciation of $120,243 in 2003 and $109,949 in 2002	74,521	76,963
Future Income Tax Benefits, Non-Current	46,239	54,378
Goodwill	62,812	62,812
Other Intangibles	16,737	20,860
Other Assets	4,072	5,461

Total Assets	$531,916	$521,665

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$45,280	$31,446
Accrued expenses	57,694	74,686
Current maturities of long-term debt	148	144
Current taxes payable	4,890	518
Deferred rent	337	372

Total current liabilities	108,349	107,166
Other Long-Term Liabilities	1,543	1,533
Long-Term Debt, Less Current Maturities	184,597	193,838
Shareholders’ Equity:
Common stock – authorized:75,000 shares of $.10 par value; issued and outstanding: 23,532 shares in 2003 and 23,497 shares in 2002	2,353	2,350
Paid-in capital	155,551	155,395
Retained earnings	88,087	71,251
Note receivable – officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(7,068)	(8,372)

Total shareholders’ equity	237,427	219,128

Total liabilities and shareholders’ equity	$531,916	$521,665

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,

	2003		2002

	(In thousands, except per share data)
Net sales	$136,847	100.0%	$168,039	100.0%
Cost of goods sold	97,515	71.3	114,651	68.2

Gross profit	39,332	28.7	53,388	31.8
Selling, general and administrative expenses:
Operating expenses	41,771	30.5	48,177	28.7
Repositioning charge	—	—	4,884	2.9

Operating earnings (loss)	(2,439)	(1.8)	327	0.2
Other expense (income):
Interest expense	3,947	2.9	3,842	2.3
Interest and other income	(244)	(0.2)	(406)	(0.2)

	3,703	2.7	3,436	2.1

Earnings (loss) before equity in net earnings (loss) of joint venture and income taxes	(6,142)	(4.5)	(3,109)	(1.9)
Equity in net earnings (loss) of joint venture	1,500	1.1	(89)	(0.0)

Earnings (loss) before income taxes	(4,642)	(3.4)	(3,198)	(1.9)
Income tax expense (benefit)	(1,857)	(1.4)	(1,141)	(0.7)

Net earnings (loss)	$(2,785)	(2.0)%	$(2,057)	(1.2)%

Earnings per common share:
Basic and diluted earnings (loss) per common share	$(0.12)		$(0.09)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,

	2003		2002

		(In thousands, except per share data)
Net sales	$258,086	100.0%	$311,097	100.0%
Cost of goods sold	180,625	70.0	216,319	69.5

Gross profit	77,461	30.0	94,778	30.5
Selling, general and administrative expenses:
Operating expenses	81,215	31.5	90,495	29.1
Repositioning charge	—	—	5,246	1.7

Operating earnings (loss)	(3,754)	(1.5)	(963)	(0.3)
Other expense (income):
Interest expense	7,834	3.0	7,657	2.4
Interest and other income	(648)	(0.3)	(746)	(0.2)

	7,186	2.7	6,911	2.2

Earnings (loss) before equity in net earnings (loss) of joint ventures, income taxes and cumulative effect of change in accounting principle	(10,940)	(4.2)	(7,874)	(2.5)
Equity in net earnings (loss) of joint ventures	39,000	15.1	(185)	(0.1)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	28,060	10.9	(8,059)	(2.6)
Income tax expense (benefit)	11,224	4.4	(2,821)	(0.9)

Earnings (loss) before cumulative effect of change in accounting principle	16,836	6.5	(5,238)	(1.7)
Cumulative effect of change in accounting principle, net of tax benefit of $0 and $42,447 in 2003 and 2002	—	—	(78,829)	(25.3)

Net earnings (loss)	$16,836	6.5%	$(84,067)	(27.0)%

Earnings (loss) per common share - basic:
Earnings (loss) before cumulative effect of change in accounting principle	$0.72		$(0.22)
Cumulative effect of change in accounting principle	—		(3.37)

Earnings (loss) per common share - basic	$0.72		$(3.59)

Earnings (loss) per common share - diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.67		$(0.22)
Cumulative effect of change in accounting principle	—		(3.37)

Earnings (loss) per common share - diluted	$0.67		$(3.59)

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$16,836	$(84,067)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	10,013	9,984
Provision for doubtful accounts	2,282	1,394
Amortization of intangible assets	4,498	4,575
Cumulative effect of change in accounting principle, net of tax	—	78,829
Deferred income taxes	12,139	(8,192)
Other non-cash changes in equity items	10	52
Equity in net (earnings) loss of joint venture	(39,000)	185
Changes in assets and liabilities:
Accounts and other receivables	28,920	34,241
Inventories	(22,975)	(14,975)
Prepaid expenses and other	(563)	(6,482)
Other assets	2,318	(5,659)
Accounts payable and accrued expenses	(3,158)	14,968
Current income taxes	1,992	(3,374)
Other liabilities	(25)	474

Net cash provided by (used in) operating activities	13,287	21,953
Cash flows from investing activities:
Purchase of Weitech, Inc.	—	(17,002)
Additions to property, plant and equipment	(7,571)	(8,499)
Distributions from (investments in) joint ventures – net	—	(169)
Receivables from affiliates	540	(559)

Net cash (used in) provided by investing activities	(7,031)	(26,229)
Cash flows from financing activities:
Notes payable	—	2,453
Net (payments) borrowings under lines of credit	(9,237)	(8,456)
Exercise of stock options and issuance of common stock under employee stock purchase plan	149	968
Interest receivable from officer	(20)	(34)

Net cash (used in) provided by financing activities	(9,108)	(5,069)
Effect of exchange rate changes on cash	45	1,287
Decrease in cash and cash equivalents	(2,807)	(8,058)
Cash and cash equivalents at beginning of period	7,683	15,743

Cash and cash equivalents at end of period	$4,876	$7,685

Supplemental Disclosures of Cash Flow Information:
Cash paid during the six-month period ended June 30:
Interest	$7,159	$8,097
Income taxes	$—	$9,099

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

Interim Reporting

          The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the remaining quarters or the year ending December 31, 2003 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Foreign Currency Reporting - Argentina

          Effective January 1, 2003, the functional currency of the Argentinean operation was changed from the U.S. dollar to the Argentinean peso. For 2002, the functional currency of our Argentinean operation was the U.S. dollar and, accordingly, Applica recognized a translation loss of approximately $2.0 million for the six months ended June 30, 2002, $0.3 million of which was recognized in the second quarter of 2002. However, recently the peso has stabilized and further translation gains or losses are recognized as part of other accumulated comprehensive earnings, a component of shareholders’ equity.

Inventories

          Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

		December 31,
	June 30, 2003	2002

	(In thousands)
Raw materials	$4,287	$4,103
Work in process	7,290	1,513
Finished goods	122,806	105,837

	$134,383	$111,453

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

     Stock Based Compensation

          At June 30, 2003, the Company had four active stock based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

	For the three months ended		For the six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2003

	(In thousands, except per share data)
Net earnings (loss):
As reported	$(2,785)	$(2,057)	$16,836	$(84,067)
Pro forma	$(2,938)	$(2,485)	$16,599	$(85,290)
Basic earnings (loss) per share:
As reported	$(0.12)	$(0.09)	$0.72	$(3.59)
Pro forma	$(0.13)	$(0.11)	$0.71	$(3.65)
Diluted earnings (loss) per share:
As reported	$(0.12)	$(0.09)	$0.67	$(3.59)
Pro forma	$(0.13)	$(0.11)	$0.66	$(3.65)

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

     Recent Accounting Pronouncements

          In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about such effects in interim financial information. Applica currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. Applica currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25. Applica adopted the additional disclosure provisions of SFAS No. 148 during the first quarter of 2003.

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

          The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on Applica financial statements. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which did not have a material effect on Applica’s financial statements.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The adoption of FIN 46 did not have a material effect on Applica’s financial statement presentation or disclosure.

2.	SHAREHOLDERS’ EQUITY

Earnings Per Share

          Basic shares for the three-month periods ended June 30, 2003 and 2002 were 23,502,096 and 23,386,144, respectively. Basic shares for the six-month periods ended June 30, 2003 and 2002 were 23,499,950 and 23,362,988. Included in diluted shares for the six-month period ended June 30, 2003 are common stock equivalents relating to options of 1,599,251. All common stock equivalents have been excluded from the diluted per share calculations in the three-month periods ended June 30, 2003 and 2002 and the six-month period ended June 30, 2002 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the six-month period ended June 30, 2003 were 348,500, with exercise prices ranging from $8.51 to $31.69.

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

          Five lawsuits have been filed in connection with property damage or bodily injury relating to the recalled toasters (three of which have been settled) and several other claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

          As of June 30, 2003, $9.0 million had been charged against the accrual. For the six months ended June 30, 2003, the activity in the accrued repositioning and other charges was as follows:

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Amount		Amount
	Accrued at		Accrued at
Activity	Dec. 31, 2002	Charges	June 30, 2003

	(In thousands)
Recall	$4,763	$315	$4,448
Back-office consolidation	5,956	1,660	4,296
Shareholder litigation settlement	450	450	0

	$11,169	$2,425	$8,744

          For the six months ended June 30, 2002, the activity in the accrued repositioning and other charges was as follows:

	Amount		Amount
	Accrued at		Accrued at
Activity	Dec. 31, 2001	Amount Paid	June 30, 2002

	(In thousands)
Recall	$13,418	$7,246	$6,172
Back-office consolidation	5,179	348	4,831
Shareholder litigation settlement	1,000	550	450

	$19,597	$8,144	$11,453

5.	INVESTMENT IN JOINT VENTURE

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

          In the fourth quarter of 2002, Anasazi engaged an investment banker to pursue strategic exit strategies for its equity investment in ZonePerfect Nutrition Company. As part of this process, a valuation of the investment was performed. Based on this valuation, Anasazi increased the fair value of its investment in ZonePerfect by approximately $75.0 million, resulting in equity in net earnings of unconsolidated joint venture of $37.5 million in the statement of operations for the first quarter of 2003. In the second quarter of 2003, Anasazi increased the fair value of its investment by an additional $3.0 million, resulting in equity in net earnings of unconsolidated joint venture of $1.5 million for the second quarter of 2003. In July 2003, ZonePerfect Nutrition Company was sold for $160 million in cash. The transaction is subject to customary closing conditions, including government approvals, and is expected to close during the third quarter of 2003.

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

          The components of Applica’s intangible assets subject to amortization are as follows:

		June 30, 2003		December 31, 2002

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

	(Years)		(In thousands)
Licenses	6.5	$49,200	$(36,417)	$49,200	$(32,786)
Contract-Based	3.3	20,193	(16,239)	20,193	(15,747)

		$69,393	$(52,656)	$69,393	$(48,533)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

          Amortization expense for intangible assets during the first six months of 2003 was $4.1 million.

          The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2003	$8,179
2004	$8,444
2005	$1,342
2006	$1,109
2007	$469
2008	$161

7.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Six Months Ended June 30, 2003

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Statement of Operations:
Net sales	$—	$202,310	$168,674	$(112,898)	$258,086
Cost of goods sold	—	138,094	155,429	(112,898)	180,625

Gross profit	—	64,216	13,245	—	77,461
Operating (income) expenses	10	67,915	13,290	—	81,215

Operating earnings (loss)	(10)	(3,699)	(45)	—	(3,754)
Other (income) expense, net	(52)	9,722	(2,484)	—	7,186

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	42	(13,421)	2,439	—	(10,940)
Equity in net earnings (loss) of joint venture	39,000	—	—	—	39,000
Equity in net earnings (loss) of subsidiaries	(6,606)	—	—	6,606	—
Income tax expense (benefit)	15,600	43	(4,419)	—	11,224

Net earnings (loss)	$16,836	$(13,464)	$6,858	$6,606	$16,836

Balance Sheet:
Cash and cash equivalents	$—	$2,226	$2,650	$—	$4,876
Accounts and other receivables, net	—	86,813	28,552	—	115,365
Receivables from affiliates	(316,181)	78,628	65,122	173,971	1,540
Inventories	—	90,404	43,979	—	134,383
Future income tax benefits	—	14,906	(252)	—	14,654
Other current assets	—	3,284	13,184	—	16,468

Total current assets	(316,181)	276,261	153,235	173,971	287,286
Investment in joint venture	40,249	—	—	—	40,249
Investment in subsidiaries	697,148	113,482	70,430	(881,060)	—
Property, plant and equipment, net	—	16,643	57,878	—	74,521
Long-term future income tax benefits	—	41,009	5,230	—	46,239
Other assets	2,037	111,721	13,954	(44,091)	83,621

Total assets	$423,253	$559,116	$300,727	$(751,180)	$531,916

Accounts payable and accrued expenses	$—	$42,581	$60,393	$—	$102,974
Current maturities of long-term debt	144	4	—	—	148
Deferred rent	—	337	—	—	337
Current taxes payable	—	474	4,416	—	4,890

Total current liabilities	144	43,396	64,809	—	108,349
Long-term debt	184,637	40,849	13,143	(54,032)	184,597
Future income tax liabilities	—	(682)	682	—	—
Other long-term liabilities	1,045	498	—	—	1,543

Total liabilities	185,826	84,061	78,634	(54,032)	294,489
Shareholders’ equity	237,427	475,055	222,093	(697,148)	237,427

Total liabilities and shareholders’ equity	$423,253	$559,116	$300,727	$(751,180)	$531,916

Cash Flow Information:
Net cash provided by (used in) operating activities	$1,476	$(75,580)	$43,347	$44,044	$13,287
Net cash provided by (used in) investing activities	(43,794)	18,087	(33,668)	52,344	(7,031)
Net cash provided by (used in) financing activities	42,273	56,110	(11,103)	(96,388)	(9,108)
Effect of exchange rate changes on cash	45	—	—	—	45
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	—	2,226	2,650	—	4,876

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Six Months Ended June 30, 2002

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

	(In thousands)
Statement of Operations:
Net sales	$—	$233,018	$240,323	$(162,244)	$311,097
Cost of goods sold	—	157,219	221,344	(162,244)	216,319

Gross profit	—	75,799	18,979	—	94,778
Operating (income) expenses	(467)	73,863	17,099	—	90,495
Repositioning charge	—	5,246	—	—	5,246

Operating earnings (loss)	467	(3,310)	1,880	—	(963)
Other (income) expense, net	(348)	7,605	(346)	—	6,911

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes and cumulative effect of change in accounting principle	815	(10,915)	2,226	—	(7,874)
Equity in net earnings (loss) of joint venture	(185)	—	—	—	(185)
Equity in net earnings (loss) of subsidiaries	(84,697)	—	—	84,697	—
Income tax expense (benefit)	—	(9,515)	6,694	—	(2,821)

Earnings (loss) before cumulative effect of change in accounting principle	(84,067)	(1,400)	(4,468)	84,697	(5,238)
Cumulative effect of change in accounting principle	—	(78,829)	—	—	(78,829)

Net earnings (loss)	$(84,067)	$(80,229)	$(4,468)	$84,697	$(84,067)

Balance Sheet:
Cash and cash equivalents	$—	$701	$6,984	$—	$7,685
Accounts and other receivables, net	—	104,115	45,956	—	150,071
Receivables from affiliates	(301,560)	48,506	64,077	193,101	4,124
Inventories	—	81,756	39,030	—	120,786
Future income tax benefits	—	32,909	—	—	32,909
Other current assets	—	3,954	15,293	—	19,247

Total current assets	(301,560)	271,941	171,340	193,101	334,822
Investments in joint venture	1,396	—	—	—	1,396
Investment in subsidiaries	716,634	113,552	70,476	(900,662)	—
Property, plant and equipment, net	—	15,806	65,326	—	81,132
Long-term future income tax benefits	—	49,107	682	—	49,789
Other assets	2,418	125,067	24,133	(58,338)	93,280

Total assets	$418,888	$575,473	$331,957	$(765,899)	$560,419

Notes and acceptances payable	$—	$3,000	$2,453	$—	$5,453
Accounts payable and accrued expenses	2	45,383	79,708	—	125,093
Current maturities of long-term debt	—	574	—	—	574
Deferred rent	—	408	—	—	408
Current taxes payable	—	783	2,922	—	3,705

Total current liabilities	2	50,148	85,083	—	135,233
Long-term debt	211,292	35,804	18,865	(49,265)	216,696
Future income tax liabilities	—	(2,771)	2,771	—	—
Other long-term liabilities	42	896	—	—	938

Total liabilities	211,336	84,077	106,719	(49,265)	352,867
Shareholders’ equity	207,552	491,396	225,238	(716,634)	207,552

Total liabilities and shareholders’ equity	$418,888	$575,473	$331,957	$(765,899)	$560,419

Cash Flow Information:
Net cash provided by (used in) operating activities	$(772)	$(57,961)	$45,810	$34,876	$21,953

Applica Incorporated
Notes to Consolidated Financial Statements—Continued

	Six Months Ended June 30, 2002

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) investing activities	(27,075)	3,759	(41,299)	38,386	(26,229)
Net cash provided by (used in) financing activities	26,560	54,147	(12,514)	(73,262)	(5,069)
Effect of exchange rate changes on cash	1,287	—	—	—	1,287
Cash at beginning	—	756	14,987	—	15,743
Cash at end	—	701	6,984	—	7,685

8.	SUBSEQUENT EVENT

          On July 31, 2003, Applica Incorporated redeemed $30 million of its $130 million 10% Senior Subordinated Notes due 2008. The notes were redeemed, using availability under Applica’s senior credit facility, at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. The cost of the redemption of the notes includes $1.5 million in prepayment premiums and approximately $0.5 million related to the write-off of deferred financing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

          The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month and six-month periods ended June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

          You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2002, in evaluating us and our business before making an investment decision regarding our securities:

•	An Outbreak Of Severe Acute Respiratory Syndrome (SARs) Among Our Employees Located In China And Hong Kong and Production Slowdowns Resulting From SARs-Related Regulations Could Have a Material Adverse Effect On Our Business.

•	If We Are Unable To Renew The Black & Decker® Trademark License Agreement, Our Business Could Be Adversely Affected.

•	We Depend On Purchases By Several Large Customers And Any Significant Decline In These Purchases Or Pressure From These Customers To Reduce Prices Could Have A Negative Effect On Our Business.

•	The Bankruptcy Or Financial Difficulty Of Any Major Customer Or Fluctuations In The Financial Condition Of The Retail Industry Could Adversely Affect Our Business.

•	Our Business Is Very Sensitive To The Strength Of The U.S. Retail Market And Weakness In This Market Could Adversely Affect Our Business.

•	Uncertainties Regarding The Impact Of Terrorist Activities, The Current War On Terrorism And The War With Iraq Could Have A Material Adverse Effect On Our Business.

•	Our Business Can Be Adversely Affected By Fluctuations In Cost And Availability Of Raw Materials (Particularly The Cost Of Plastic Resins) And Components.

•	Our Business Involves The Potential For Product Recalls And Product Liability Claims Against Us.

•	We Operate A Significant Portion Of Our Business Outside Of The United States Which Subjects Us To Additional Risks.

•	Our Business Could Be Adversely Affected By Changes In Trade Relations With China.

•	Our Business Could Be Adversely Affected By Currency Fluctuations In Our International Operations.

•	Our Business Could Be Adversely Affected By Retailer Inventory Management Or The Failure of Our Logistical Systems.

•	Our Future Success Requires Us To Develop New And Innovative Products On A Consistent Basis In Order To Increase Revenues And We May Not Be Able To Do So.

•	We Rely Heavily On Our Manufacturing Facilities To Manufacture And Assemble Our Products. An Extended Interruption In The Operation Of Any Facility Could Have An Adverse Impact On Our Operating Results.

•	We Are Subject To Several Production-Related Risks Which Could Jeopardize Our Ability To Realize Anticipated Sales And Profits.

•	The Infringement Or Loss Of Our Proprietary Rights Could Have An Adverse Effect On Our Business.

•	Our Operating Results Can Be Affected By Seasonality.

•	We Compete With Other Large Companies That Produce Similar Products.

•	Our Debt Agreements Contain Covenants That Restrict Our Ability To Take Certain Actions.

•	Our Business Can Be Adversely Affected By Newly Acquired Businesses Or Product Lines.

•	Government Regulations Could Adversely Impact Our Operations.

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

Outlook

     The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are subject to the risks, uncertainties and assumptions discussed above. If any such events or circumstances actually occur, our business, financial condition or results of operations could be materially adversely affected. The risks listed above are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.

     Management anticipates that sales for the year ended December 31, 2003 will be between $665 million and $675 million. Earnings per share is expected to be between $1.06 and $1.11 for the 2003 year. For the 2003 third quarter, management anticipates that sales will be between $185 million and $195 million. Earnings per share for the three months ended September 30, 2003 are expected to be between $0.13 and $0.18.

Results of Operations

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

          Net Sales. Sales for Applica decreased by $31.2 million to $136.8 million, a decrease of 18.6% over the second quarter of 2002. The decrease was largely the result of lower sales to key retailers and planned lower contract manufacturing sales. For the quarter, contract manufacturing decreased by $13.4 million, sales of Windmere and other branded products decreased by $11.0 million and sales of Black & Decker branded products decreased by $9.8 million worldwide. These decreases were partially offset by increases in sales of pest control products of $3.6 million.

          Management anticipates that reduced contract manufacturing orders and persistent weakness in North and Latin America will continue to negatively affect sales throughout the remainder of 2003, but will be offset by sales of new Black & Decker products.

          Gross Profit. Applica’s gross profit margin decreased to 28.7% in the second quarter of 2003 as compared to 31.8% for the same period in 2002. The gross profit margin decrease is primarily attributed to higher plastic resin prices and unabsorbed overhead related to lower production levels. The lower production levels resulted from lower sales, increased third party sourcing of products and the indirect effects of the SARs outbreak in China. Applica’s facilities in China did not experience any cases of SARs, however, new regulations in China on intra-country travel and congregation of persons in a single location hampered normal efforts to obtain workers for production-related jobs.

          Selling, General and Administrative Expenses.

          Operating Expenses. Operating expenses for Applica decreased $6.4 million for the second quarter of 2003 to $41.8 million as compared to the second quarter of 2002. Such expenses increased as a percentage of sales to 30.5% from 28.7% in the 2002 period as the result of lower sales volume. In the second quarter of 2003, (a) advertising and promotion expenses decreased by $2.4 million, (b) payroll expenses decreased by $1.4 million, and (c) expenses decreased by $1.2 million as the result of the 2002 consolidation of certain facilities in North and Latin America. Additionally, Applica experienced a gain in foreign exchange of $0.6 million for the quarter as compared to a loss of $0.3 million in the second quarter of 2002.

          Repositioning and Other Charges. In the second quarter of 2002, Applica incurred expenses of $4.9 million relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. Such consolidation was completed in the third quarter of 2002.

          Interest Expense. Interest expense increased slightly to $4.0 million for the three months ended June 30, 2003, compared to $3.8 million in the 2002 period. In the second quarter of 2003, lower debt levels were offset by reduced income from interest rate management contracts.

          On July 31, 2003, Applica redeemed $30 million of its $130 million 10% Senior Subordinated Notes due 2008. The notes were redeemed, using availability under Applica’s senior credit facility, at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. The cost of the redemption of the notes includes $1.5 million in prepayment premiums and approximately $0.5 million related to the write-off of deferred financing costs. Applica also intends to redeem up to an additional $40.0 million in 10% notes upon receipt of a cash distribution related to the sale of an investment held by a joint venture that is 50% owned by Applica. There will be up to an additional $2.0 million of prepayment premium and approximately $0.5 million related to the write-off of deferred financing costs in connection with the additional early extinguishment of the notes. As a result of the current and potential repurchase of the bonds, management anticipates that interest expense will decrease in the second half of 2003.

          Equity in Net Earnings (Loss) of Joint Venture. The equity in net earnings (loss) of joint venture increased to $1.5 million, as compared to a loss of $89,000 in the second quarter of 2002. In 2002, Anasazi engaged an investment banker to pursue strategic exit strategies for its investment in ZonePerfect Nutrition Company. As part of this process, a valuation of the investment was performed. Based on this valuation, Anasazi increased the fair value of its investment in ZonePerfect by approximately $75.0 million, resulting in equity in net earnings of unconsolidated joint venture of $37.5 million in the statement of operations for the first quarter of 2003. In the second quarter of 2003, Anasazi increased the fair value of the investment by an additional $3.0 million, resulting in equity in net earnings of unconsolidated joint venture of $1.5 million for the second quarter of 2003.

          In July 2003, ZonePerfect Nutrition Company was sold for $160 million in cash. The transaction is subject to customary closing conditions, including government approvals, and is expected to close during the third quarter of 2003. The remaining investments of Anasazi Partners include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed.

          Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. In the second quarter of 2003, Applica used an effective rate of 40%, as compared to 35% for the second quarter of 2002. The change in the tax rate from 2002 reflects additional permanent differences. Applica expects its future effective tax rate to approximate 40%.

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

          Earnings Per Share. Basic shares for the three-month periods ended June 30, 2003 and 2002 were 23,502,096 and 23,386,144, respectively. All common stock equivalents have been excluded from the diluted per share calculations in the three-month period ended June 30, 2003 and 2002 because their inclusion would have been anti-dilutive.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

          Net Sales. Sales for Applica decreased by $53.0 million to $258.1 million, a decrease of 17.0% over the first half of 2002. The decrease was largely the result of lower sales to key retailers and planned lower contract manufacturing sales. For the first half of 2003, sales of Black & Decker branded products decreased by $24.5 million worldwide, contract manufacturing decreased by $18.6 million, sales of Windmere and other branded products decreased by $15.8 million and sales of Littermaid products decreased by $2.7 million. These decreases were partially offset by increases in sales of pest control products of $8.6 million.

          Management anticipates that reduced contract manufacturing orders and persistent weakness in North and Latin America will continue to negatively affect sales throughout the remainder of 2003, but will be offset by sales of new Black & Decker products.

          Gross Profit. Applica’s gross profit margin decreased slightly to 30.0% in the first half of 2003 as compared to 30.5% for the same period in 2002. The gross profit margin decrease is primarily attributed to higher plastic resin prices and unabsorbed overhead related to lower production levels in the second quarter, offset by an improved product mix in the first quarter.

          Selling, General and Administrative Expenses.

          Operating Expenses. Operating expenses for Applica decreased $9.3 million for the first half of 2003 to $81.2 million as compared to the first half of 2002. Such expenses increased as a percentage of sales to 31.5% from 29.1% in the 2002 period as the result of lower sales volume. In the first half of 2003, (a) advertising and promotion expenses decreased by $2.5 million , (b) expenses resulting from the 2002 consolidation of certain facilities in North and Latin America decreased by $2.2 million, (c) payroll expenses decreased by $1.6 million and (d) freight expenses decreased by $1.0 million. Additionally, foreign exchange losses were negligible in the first half of 2003, but totaled $1.9 million for the first half of 2002.

          Repositioning and Other Charges. In the first half of 2002, Applica incurred expenses of $5.2 million relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes,

Florida, as well as certain back-office and supply chain functions in Canada and Latin America. Such consolidation was completed in the third quarter of 2002.

          Interest Expense. Interest expense increased slightly to $7.8 million for the six months ended June 30, 2003, as compared to $7.7 million for the first half of 2002. In the first half of 2003, lower debt levels were offset by reduced income from interest rate management contracts.

          On July 31, 2003, Applica redeemed $30 million of its $130 million 10% Senior Subordinated Notes due 2008. The notes were redeemed, using availability under Applica’s senior credit facility, at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. The cost of the redemption of the notes includes $1.5 million in prepayment premiums and approximately $0.5 million related to the write-off of deferred financing costs. Applica also intends to redeem up to an additional $40.0 million in 10% notes upon receipt of a cash distribution related to the sale of an investment held by a joint venture that is 50% owned by Applica. If such cash distribution is not received, Applica may not redeem the additional $40.0 million of 10% notes. There will be up to an additional $2.0 million of prepayment premium and approximately $0.5 million related to the write-off of deferred financing costs in connection with the additional early extinguishment of the notes. As a result of the current and potential repurchase of the bonds, management anticipates that interest expense will decrease in the second half of 2003.

          Equity in Net Earnings (Loss) of Joint Venture. The equity in net earnings (loss) of joint venture increased from a $185,000 loss in the first six months of 2002 to a gain of $39.0 million in the first half of 2003. The equity in net earnings resulted primarily from an unrealized gain in the fair value of an investment in ZonePerfect Nutrition Company held by such joint venture. The gain was precipitated by a potential sale of the investment. In July 2003, ZonePerfect Nutrition Company was sold for $160 million in cash. The transaction is subject to customary closing conditions, including government approvals, and is expected to close during the third quarter of 2003. The remaining investments of Anasazi Partners include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed.

          Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. In the first half of 2003, Applica used an effective rate of 40%, as compared to 35% for the first half of 2002. The change in the tax rate from 2002 reflects additional permanent differences. Applica expects its future effective tax rate to approximate 40%.

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

          Cumulative Effect of Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which established new accounting and reporting requirements for goodwill and other intangible assets. The new standard required that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

          Applica applied the provisions of SFAS 142 beginning in January 2002 and performed a transitional fair valued based impairment test. Based on its initial impairment tests, Applica recognized an adjustment of $121.3 million ($78.8 million, or $3.37 per share, net of tax) in the first half of 2002 to reduce the carrying value of goodwill to its implied fair value. Under SFAS 142, the impairment adjustment was reflected as a cumulative effect of change in accounting principle in the first half of 2002.

          Earnings Per Share. Basic shares for the six-month periods ended June 30, 2003 and 2002 were 23,499,950 and 23,362,988, respectively. Included in diluted shares for the six-month period ended June 30, 2003 are common stock equivalents relating to options of 1,599,251. All common stock equivalents have been excluded from the diluted per share calculations in the six-month period ended June 30, 2002 because their inclusion would have been anti-dilutive.

Liquidity and Capital Resources

          At June 30, 2003, Applica’s working capital was $178.9 million, as compared to $199.6 million at June 30, 2002. Applica’s current ratio was 2.7 to 1 at June 30, 2003 and 2.5 to 1 at June 30, 2002. Applica’s quick ratio was 1.1 to 1 at June 30, 2003 and 1.2 to 1 at June 30, 2002.

          The net cash provided by operating activities totaled $13.3 million for the six months ended June 30, 2003 and $22.0 million in 2002. Both periods reflected decreases in accounts receivable and increases in inventory.

          Cash used in investing activities totaled approximately $7.0 million for the period, as compared to $26.2 million for 2002, and reflected the purchase of equipment at Applica’s manufacturing facilities and tooling for new products in both years. In addition, the 2002 period reflects the acquisition of Weitech, Inc. for $17.0 million in cash.

          Cash used in financing activities totaled approximately $9.1 million in 2003 and $5.1 million in 2002 reflecting the continued reduction of debt levels.

          For the six months ended June 30, 2003 and 2002, the effect of exchange rate changes on cash were $45,000 and $1.3 million.

          Applica’s primary sources of liquidity are its cash flow from operations and borrowings under its credit facility. As of July 31, 2003, Applica was borrowing approximately $80 million under its senior secured revolving credit facility and had approximately $30 million available for future cash borrowings. Advances under the facility are primarily based upon percentages of eligible accounts receivable and inventories. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit, with approximately $0.5 million outstanding under the limit as of July 31, 2003. All amounts outstanding under the credit facility are payable on December 28, 2005.

          At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin which is determined by Applica’s leverage ratio and is currently set at 2.00% (3.1% at July 29, 2003); or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin, which is determined based upon Applica’s leverage ratio and is currently set at 0.00% (4.0% at July 29, 2003).

Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin, which is determined based on Applica’s leverage ratio and is currently set at 0.00% (4.0% at July 29, 2003).

          Management expects its borrowing margins to increase in the fourth quarter of 2003 as the result of an increase in the leverage ratio related to additional borrowings under the credit facility to repurchase the 10% notes.

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

          On July 31, 2003, Applica redeemed $30 million of its $130 million 10% Senior Subordinated Notes due 2008. The notes were redeemed at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. Applica also intends to redeem up to an additional $40.0 million in 10% notes upon receipt of a cash distribution related to the pending sale of an investment held by a joint venture that is 50% owned by Applica.

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

          Certain of Applica’s foreign subsidiaries have approximately $18.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. As of June 30, 2003, there were no amounts outstanding under the working capital lines and $378,000 outstanding under the letter of credit lines. As of July 31, 2003, there was approximately $6.7 million outstanding under the working capital lines and $337,000 under the letter of credit lines.

          Applica’s aggregate capital expenditures for the six months ended June 30, 2003 were $7.6 million, as compared to $8.5 million for same six month period in 2002. Applica anticipates that the total capital expenditures for 2003 will be approximately $24.0 million, which includes new information technology infrastructure, the cost of equipment at our manufacturing facilities and tooling for new products. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facility.

          At June 30, 2003, debt as a percent of total capitalization was 43.8%, as compared to 51.8% at June 30, 2002.

          Applica’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, we believe that cash flow from operations and available cash, together with available borrowings under our credit facility and other facilities, will be adequate to meet our future liquidity needs for at least the next several years. There can be no assurance that Applica’s business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the credit facility in an amount sufficient to enable Applica to service its indebtedness, including the outstanding 10% notes, or to fund its other liquidity needs. In addition, there can be no assurance that Applica will be able to effect any needed refinancing on commercially reasonable terms or at all.

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

          Income Taxes. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At June 30, 2003, Applica had deferred tax assets in excess of deferred tax liabilities of $71.2 million. Applica determined that it was more likely than not that $61.0 million of such assets will be realized, resulting in a valuation allowance of $10.2 million as of June 30, 2003. Applica evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

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

          Product Recall Liability. Applica is subject to potential product recalls. We estimate the amount of ultimate liability based on discussions with the Consumer Product Safety Commission and historical claims experience. For example, in February 2002, we voluntarily recalled our Black & Decker® branded T1200 and T1400 toasters. We charged the 2001 operations with an estimated reserve of $13.4 million for this recall. Applica has charged $9.0 million against this reserve through June 30, 2003. While we believe that the reserve is adequate, there can be no assurance that significant future adjustments will not be required.

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

          Outstanding as of June 30, 2003 were interest rate management contracts on approximately $50.0 million notional principal amount with a fair value of $57,681. The market value represents the amount Applica would receive upon exiting the contracts at June 30, 2003 and was determined based on quotes obtained from Applica’s financial institutions. The market value related to interest rate risk management contracts is included as other long-term liabilities as of June 30, 2003. Applica does not intend to exit these contracts at this time.

          Significant interest rate risk management instruments held by Applica as of June 30, 2003 included pay-fixed swaps. Pay-fixed swaps effectively convert floating rate obligations to fixed-rate instruments. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. For the period ending June 30, 2003, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

          The impact of interest rate risk management activities on income during the quarter ending June 30, 2003 was not material.

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

          Outstanding as of June 30, 2003 were $22.8 million notional of contracts to purchase and/or sell foreign currency forward with a negative fair market value of approximately $1.0 million. The market value represents the amount Applica would pay upon exiting the contracts at June 30, 2003 and was determined based on quotes obtained from Applica’s financial institutions. This amount is included in prepaid expenses and other assets as of June 30, 2003. Applica does not intend to exit these contracts at this time.

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

          Notwithstanding the foregoing, there can be no assurance that Applica’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in Applica’s periodic reports.

          Changes in Internal Controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Applica’s senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. Accordingly, certain changes to Applica’s internal controls were made during the second quarter of 2003, none of which were significant. Applica is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

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

          Five lawsuits have been filed in connection with property damage or bodily injury relating to the recalled toasters (three of which have been settled) and several other claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          At Applica’s Annual Meeting of Shareholders held on May 13, 2003, the shareholders voted to elect Susan J. Ganz, J. Maurice Hopkins, Thomas J. Kane and Felix S. Sabates as Class I Directors. Continuing members of the Board of Directors of Applica include: David M. Friedson, Harry D. Schulman, Jerald I. Rosen, Frederick E. Fair, Lai Kin, Paul K. Sugrue and Leonard Glazer. The shareholders also ratified the reappointment of Grant Thornton LLP as Applica’s independent accountants for the year ended December 31, 2003.

          The number of votes cast for or against with respect to each of the nominees for director was as follows:

Nominee	For	Against

Susan J. Ganz	21,036,197	440,488
J. Maurice Hopkins	21,036,108	440,577
Thomas J. Kane	21,036,201	440,484
Felix S. Sabates	16,433,679	5,043,006

          The number of votes cast for or against or abstained from voting with respect to the reappointment of Grant Thornton LLP was as follows:

For	Against	Abstain

20,949,097	411,890	115,698

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K:

Form 8-K dated June 24, 2003 reporting under “Item 5. Other Events and Required FD Disclosure” that Applica issued a press release regarding its intent to redeem a portion of its 10% Senior Subordinated Notes due 2008 and attaching such press release.

Form 8-K dated July 31, 2003 reporting under “Item 9. Regulation FD Disclosure” and “Item 12. Results of Operations and Financial Condition” that Applica issued a press release describing its results of operations for the second quarter ended June 30, 2003 and attaching such press release

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED
(Registrant)

July 30, 2003	By:	/s/ Harry D. Schulman

Harry D. Schulman
President, Chief Executive Officer and Secretary

July 30, 2003	By:	/s/ Terry L. Polistina

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

Date: July 30, 2003

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

Date: July 30, 2003

/s/ Terry Polistina

Name: Terry Polistina
Title: Chief Financial Officer and Senior Vice President