Form 10-Q
period 2003-09-30
APPLICA INC
filed 2003-11-03
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of shares outstanding on October 28, 2003

Common Stock, $0.10 par value	23,657,084

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	December 31,
	(Unaudited)	2002

	(In thousands)
Assets

Current Assets:
Cash and cash equivalents	$6,974	$7,683
Accounts and other receivables, less allowances of $17,408 in 2003 and $15,830 in 2002	133,912	146,567
Receivables from affiliates	1,587	2,060
Inventories	150,181	111,453
Prepaid expenses and other	13,975	11,862
Refundable income taxes	3,939	1,663
Future income tax benefits	14,654	18,654

Total current assets	325,222	299,942
Investment in Joint Venture	5,038	1,249
Property, Plant and Equipment - at cost, less accumulated depreciation of $125,488 in 2003 and $109,949 in 2002	71,315	76,963
Future Income Tax Benefits, Non-Current	43,070	54,378
Goodwill	62,812	62,812
Other Intangibles, Net	14,528	20,860
Other Assets	3,990	5,461

Total Assets	$525,975	$521,665

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$52,641	$31,446
Accrued expenses	65,789	74,686
Current maturities of long-term debt	151	144
Current taxes payable	4,613	518
Deferred rent	319	372

Total current liabilities	123,513	107,166
Other Long-Term Liabilities	2,077	1,533
Long-Term Debt, Less Current Maturities	155,931	193,838
Shareholders’ Equity:
Common stock – authorized:75,000 shares of $.10 par value; issued and outstanding: 23,657 shares in 2003 and 23,497 shares in 2002	2,366	2,350
Paid-in capital	156,432	155,395
Retained earnings	92,942	71,251
Note receivable – officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(5,790)	(8,372)

Total shareholders’ equity	244,454	219,128

Total liabilities and shareholders’ equity	$525,975	$521,665

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,

	2003		2002

	(In thousands, except per share data)
Net sales	$173,512	100.0%	$194,851	100.0%
Cost of goods sold	122,257	70.5	130,243	66.8

Gross profit	51,255	29.5	64,608	33.2
Selling, general and administrative expenses:
Operating expenses	54,105	31.2	47,050	24.2
Repositioning charge	—	—	5,397	2.8

Operating earnings (loss)	(2,850)	(1.7)	12,161	6.2

Other expense (income):
Interest expense	3,597	2.1	4,967	2.5
Interest and other income	(245)	(0.1)	(866)	(0.4)
Loss on early extinguishment of debt	1,906	1.0	—	—
Gain on litigation settlement	—	—	(557)	(0.3)

	5,258	3.0	3,544	1.8

Earnings (loss) before equity in net earnings (loss) of joint venture and income taxes	(8,108)	(4.7)	8,617	4.4
Equity in net earnings (loss) of joint venture	16,199	9.3	(598)	(0.3)

Earnings (loss) before income taxes	8,091	4.6	8,019	4.1
Income tax expense (benefit)	3,236	1.8	2,805	1.4

Net earnings (loss)	$4,855	2.8%	$5,214	2.7%

Earnings (loss) per common share:
Earnings (loss) per common share — basic	$0.21		$0.22

Earnings (loss) per common share — diluted	$0.20		$0.22

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,

	2003		2002

	(In thousands, except per share data)
Net sales	$431,598	100.0%	$505,948	100.0%
Cost of goods sold	302,882	70.2	346,562	68.5

Gross profit	128,716	29.8	159,386	31.5
Selling, general and administrative expenses:
Operating expenses	135,320	31.4	137,545	27.2
Repositioning charge	—	—	10,643	2.1

Operating earnings (loss)	(6,604)	(1.6)	11,198	2.2
Other expense (income):
Interest expense	11,431	2.6	12,624	2.5
Interest and other income	(893)	(0.2)	(1,612)	(0.3)
Loss on early extinguishment of debt	1,906	0.4	—	—
Gain on litigation settlement	—	—	(557)	(0.1)

	12,444	2.8	10,455	2.1

Earnings (loss) before equity in net earnings (loss) of joint ventures, income taxes and cumulative effect of change in accounting principle	(19,048)	(4.4)	743	0.1
Equity in net earnings (loss) of joint ventures	55,199	12.8	(783)	(0.1)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	36,151	8.4	(40)	0.0
Income tax expense (benefit)	14,460	3.4	(16)	0.0

Earnings (loss) before cumulative effect of change in accounting principle	21,691	5.0	(24)	0.0
Cumulative effect of change in accounting principle, net of tax benefit of $0 and $42,447 in 2003 and 2002	—	—	(78,829)	(15.6)

Net earnings (loss)	$21,691	5.0%	$(78,853)	(15.6)%

Earnings (loss) per common share — basic:
Earnings (loss) before cumulative effect of change in accounting principle	$0.92		$0.00
Cumulative effect of change in accounting principle	—		(3.37)

Earnings (loss) per common share – basic	$0.92		$(3.37)

Earnings (loss) per common share — diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.87		$0.00
Cumulative effect of change in accounting principle	—		(3.37)

Earnings (loss) per common share - diluted	$0.87		$(3.37)

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$21,691	$(78,853)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	15,184	14,799
Provision for doubtful accounts	3,276	5,719
Amortization of intangible assets	6,915	6,772
Loss on early extinguishment of debt	1,906	—
Gain on litigation settlement	—	(557)
Cumulative effect of change in accounting principle, net of tax	—	78,829
Deferred income taxes	15,308	(7,644)
Other non-cash changes in equity items	10	78
Equity in net (earnings) loss of joint venture	(55,199)	783
Changes in assets and liabilities:
Accounts and other receivables	9,379	16,776
Inventories	(40,118)	(37,142)
Prepaid expenses and other	(2,113)	(5,822)
Other assets	3,064	(6,320)
Accounts payable and accrued expenses	12,298	18,877
Current income taxes	1,819	(2,296)
Other liabilities	491	(464)

Net cash provided by (used in) operating activities	(6,089)	3,535
Cash flows from investing activities:
Purchase of Weitech, Inc.	—	(17,002)
Additions to property, plant and equipment	(9,536)	(12,255)
Distributions from (investments in) joint ventures – net	51,410	(667)
Receivables from affiliates	503	975

Net cash (used in) provided by investing activities	42,377	(28,949)
Cash flows from financing activities:
Net (payments) borrowings under lines of credit	(7,900)	16,023
Redemption of long-term debt	(31,500)	—
Exercise of stock options and issuance of common stock under employee stock purchase plan	1,043	1,091
Interest receivable from officer	(30)	(46)

Net cash (used in) provided by financing activities	(38,387)	17,068

Effect of exchange rate changes on cash	1,390	1,959

Decrease in cash and cash equivalents	(709)	(6,387)
Cash and cash equivalents at beginning of period	7,683	15,743

Cash and cash equivalents at end of period	$6,974	$9,356

Supplemental Disclosures of Cash Flow Information:
Cash paid during the nine-month period ended September 30:
Interest	$14,232	$15,384
Income taxes	—	$9,785

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

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

     Certain prior period amounts have been reclassified for comparability.

Receivables from Affiliates

     Receivables from affiliates include the current portion of receivables due from the Chairman of the Board of Applica. These receivables are due upon demand or upon termination of the applicable employment contract and bear interest at prevailing market interest rates. Receivables due from Applica’s senior officers are unsecured.

Foreign Currency Reporting — Argentina

     Effective January 1, 2003, the functional currency of the Argentinean operation was changed from the U.S. dollar to the Argentinean peso. For 2002, the functional currency of our Argentinean operation was the U.S. dollar and, accordingly, Applica recognized a translation loss of approximately $2.0 million for the nine months ended September 30, 2002. However, the peso stabilized and further translation gains or losses after such date are recognized as part of other accumulated comprehensive earnings, a component of shareholders’ equity.

Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	September 30,	December 31,
	2003	2002

	(In thousands)
Raw materials	$2,697	$4,103
Work in process	5,587	1,513
Finished goods	141,897	105,837

	$150,181	$111,453

Stock Based Compensation

     At September 30, 2003, the Company had four active stock based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

grant over the exercise price of the options. The Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

	For the three months ended		For the nine months ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net earnings (loss):
As reported	$4,855	$5,214	$21,691	$(78,853)
Pro forma	$4,707	$4,783	$21,370	$(79,795)

Basic earnings (loss) per share:
As reported	$0.21	$0.22	$0.92	$(3.37)
Pro forma	$0.20	$0.20	$0.91	$(3.41)

Diluted earnings (loss) per share:
As reported	$0.20	$0.22	$0.87	$(3.37)
Pro forma	$0.19	$0.20	$0.86	$(3.41)

     The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and Applica may continue to grant options to employees.

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments with Characteristics of both Liabilities and Equity.” This statement amends and clarifies accounting for derivatives instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The adoption of SFAS No. 149 did not have a material impact on Applica’s financial condition, results of operations, and cash flows.

Loss on Early Extinguishments of Debt

     In July 2003, Applica redeemed $30 million of its 10% notes due 2008. The notes were redeemed, using availability under Applica’s senior credit facility, at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. Applica incurred a $1.5 million loss in connection with the prepayment premiums and an additional loss of $406,000 related to the write-off of the related unamortized debt issuance cost. The losses are reflected in the Statement of Operations as a component of other income.

2. SHAREHOLDERS’ EQUITY

Earnings Per Share

     Basic shares for the three-month periods ended September 30, 2003 and 2002 were 23,631,586 and 23,465,880, respectively. Basic shares for the nine-month periods ended September 30, 2003 and 2002 were 23,544,311 and 23,397,663. Included in diluted shares for the three-month and nine-month periods ended September 30, 2003 are common stock equivalents relating to options of 320,060 and 1,378,138, respectively. Included in diluted shares for the three-month period ended September 30, 2002 are common stock equivalents relating to options of 532,745. All common stock equivalents have been excluded from the diluted per share calculations in the nine-month period ended September 30, 2002 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the three-month and nine-month periods ended September 30, 2003 were 678,441 and 390,096, with exercise prices ranging from $7.98 to $31.69 and $6.25 to $31.69, respectively.

3. COMMITMENTS AND CONTINGENCIES

     Toaster Recall. In February 2002, Applica Consumer Products, Inc., in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® T1200 and T1400 toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. Management charged 2001 operations with an estimated accrual of $13.4 million for these recalls and does not believe the ultimate liability will be greater than the amount accrued.

     Six lawsuits have been filed in connection with property damage or bodily injury relating to the recalled toasters (three of which have been settled) and several other claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

     Tilia Matters. In May 2003, Applica brought suit against Tilia International, Inc. in U.S. district court in Miami, Florida to invalidate certain patents held by Tilia relating to its home vacuum packaging products. Immediately thereafter, Tilia sued Applica in the U.S. district court in California for alleged patent infringement by Applica’s Black & Decker branded vacuum packaging machine and accessories. These matters are in their initial stages.

     In July 2003, Tilia filed a complaint against Applica and other parties with the International Trade Commission (“ITC”) in Washington D.C. Tilia alleged infringement of its patent related to vacuum packaging machines and is seeking a temporary exclusion order that would prevent Applica from selling its vacuum sealer product in the U.S. A hearing was held before an Administrative Law Judge (“ALJ”) in September 2003. The ALJ is expected to rule on the request for the exclusion order in December 2003. After such ruling, the ITC is required to affirm, reverse or modify the ruling of the ALJ, which action is scheduled to be taken in January 2004. A full hearing before the ALJ on issues related to Tilia’s complaint is scheduled for May 2004, with an initial determination by the ALJ expected in June 2004.

     In late September 2003, Applica also brought a nullity action in Germany seeking to invalidate the German counterpart of the Tilia vacuum sealer machine patent. This matter is in its initial stages.

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

4. REPOSITIONING AND OTHER CHARGES

     For the nine months ended September 30, 2003, the activity in the accrued repositioning and other charges was as follows:

	Amount		Amount
	Accrued at		Accrued at
Activity	12/31/2002	Amount Paid	9/30/2003

		(In thousands)
Recall	$4,763	$505	$4,258
Back-office consolidation	5,956	3,850	2,106
Shareholder litigation settlement	450	450	—

	$11,169	$4,805	$6,364

     For the nine months ended September 30, 2002, the activity in the accrued repositioning and other charges was as follows:

	Amount		Amount
	Accrued at		Accrued at
Activity	12/31/2001	Amount Paid	9/30/2002

		(In thousands)
Recall	$13,418	$8,479	$4,939
Back-office consolidation	5,179	1,353	3,826
Shareholder litigation settlement	1,000	550	450

	$19,597	$10,382	$9,215

     The amounts accrued in connection with the repositioning and other charges are reflected in accrued expenses in the accompanying balance sheets.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

5. INVESTMENT IN JOINT VENTURE

     In the fourth quarter of 2002, Anasazi Partners, L.P., a partnership owned 50% by Applica, engaged an investment banker to pursue exit strategies for Anasazi’s equity investment in ZonePerfect Nutrition Company. In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow. Ten million of the sale price is dependent upon the future negotiation of a contractual matter and no portion thereof has been reflected in the net income of Anasazi. The net earnings from the joint venture were $16.2 million for the third quarter of 2003, as compared to a loss of $598,000 in the third quarter of 2002. For the nine months ended September 30, 2003, the net earnings from the joint venture was $55.2 million, as compared to a loss of $783,000 in the same period of 2002.

     In August 2003, Applica received a cash distribution from Anasazi of $51.4 million resulting from the sale of ZonePerfect, which reduced Applica’s investment in Anasazi. The funds held in escrow are to be released to the sellers, including Anasazi, at 18 and 24 months from date of closing, subject to any adjustments to the escrowed funds for representations and warranties, and the future contractual matter to be negotiated.

     Anasazi’s investments include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed. Any change from the estimated values could have a significant impact on the Company’s operations. In July 2003, the general partner of Anasazi Partners L.P. began the process of liquidating the remaining partnership investments and dissolving the partnership.

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

     The components of Applica’s intangible assets subject to amortization are as follows:

		September 30, 2003		December 31, 2002

		Gross		Gross
	Average Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

			(In thousands)
Licenses	6.5	$49,200	$(38,399)	$49,200	$(32,786)
Contract-Based	3.3	5,988	(2,261)	5,968	(1,522)

		$55,188	$(40,660)	$55,168	$(34,308)

Amortization expense for intangible assets during the three months ended September 30, 2003 was $2.3 million and during the first nine months of 2003 was $6.4 million.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

     The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2003	$8,581
2004	$8,751
2005	$1,449
2006	$1,113
2007	$469
2008	$161

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Nine months Ended September 30, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

			(In thousands)
Statement of Operations:
Net sales	$—	$341,137	$287,474	$(197,013)	$431,598
Cost of goods sold	—	237,295	262,600	(197,013)	302,882

Gross profit	—	103,842	24,874	—	128,716
Operating (income) expenses	6	115,396	19,918	—	135,320

Operating earnings (loss)	(6)	(11,554)	4,956	—	(6,604)
Other income expense, net	(69)	13,268	(2,661)	—	10,538
Loss on early extinguishment of debt	—	1,906	—	—	1,906

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	63	(26,728)	7,617	—	(19,048)
Equity in net earnings (loss) of joint venture	55,199	—	—	—	55,199
Equity in net earnings (loss) of subsidiaries	(11,491)	—	—	11,491	—
Income tax expense (benefit)	22,080	(3,666)	(3,954)	—	14,460

Net earnings (loss)	$21,691	$(23,062)	$11,571	$11,491	$21,691

Balance Sheet:
Cash and cash equivalents	$—	$2,861	$4,113	$—	$6,974
Accounts and other receivables, net	—	101,036	32,876	—	133,912
Receivables from affiliates	(374,165)	37,540	81,828	256,384	1,587
Inventories	—	106,088	44,093	—	150,181
Future income tax benefits	—	14,906	(252)	—	14,654
Other current assets	—	4,532	13,382	—	17,914

Total current assets	(374,165)	266,963	176,040	256,384	325,222
Investment in joint venture	5,038	—	—	—	5,038
Investment in subsidiaries	689,853	113,503	70,430	(873,786)	—
Property, plant and equipment, net	—	16,166	55,149	—	71,315
Long-term future income tax benefits	—	37,850	5,220	—	43,070
Other assets	2,054	109,465	13,919	(44,108)	81,330

Total assets	$322,780	$543,947	$320,758	$(661,510)	$525,975

Accounts payable and accrued expenses	$—	$46,411	$72,019	$—	$118,430
Current maturities of long-term debt	151	—	—	—	151
Deferred rent	—	319	—	—	319
Current taxes payable	—	539	4,074	—	4,613

Total current liabilities	151	47,269	76,093	—	123,513
Long-term debt	155,931	37,914	13,142	(51,056)	155,931
Future income tax liabilities	—	(780)	780	—	—
Other long-term liabilities	1,643	434	—	—	2,077

Total liabilities	157,725	84,837	90,015	(51,056)	281,521
Shareholders’ equity	165,055	459,110	230,743	(610,454)	244,454

Total liabilities and shareholders’ equity	$322,780	$543,947	$320,758	$(661,510)	$525,975

Cash Flow Information:
Net cash provided by (used in) operating activities	$5,567	$(106,259)	$59,078	$35,525	$(6,089)
Net cash provided by (used in) investing activities	56,696	58,687	(51,872)	(21,134)	42,377
Net cash provided by (used in) financing activities	(63,653)	46,824	(7,167)	(14,391)	(38,387)
Effect of exchange rate changes on cash	1,390	—	—	—	1,390
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	—	2,861	4,113	—	6,974

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Nine months Ended September 30, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In thousands)
Statement of Operations:
Net sales	$—	$381,022	$380,898	$(255,972)	$505,948
Cost of goods sold	—	257,146	345,388	(255,972)	346,562

Gross profit	—	123,876	35,510	—	159,386
Operating (income) expenses	(766)	111,412	26,899	—	137,545
Repositioning charge	—	10,643	—	—	10,643

Operating earnings (loss)	766	1,821	8,611	—	11,198
Other (income) expense, net	4	767	10,241	—	11,012
Gain on litigation settlement	—	(1,070)	513	—	(557)

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes and cumulative effect of change in accounting principle	762	2,124	(2,143)	—	743
Equity in net earnings (loss) of joint venture	(783)	—	—	—	(783)
Equity in net earnings (loss) of subsidiaries	(87,470)	—	—	87,470	—
Income tax expense (benefit)	(8,638)	—	8,622	—	(16)

Earnings (loss) before cumulative effect of change in accounting principle	(78,853)	2,124	(10,765)	87,470	(24)
Cumulative effect of change in accounting principle	—	(78,829)	—	—	(78,829)

Net earnings (loss)	$(78,853)	$(76,705)	$(10,765)	$87,470	$(78,853)

Balance Sheet:
Cash and cash equivalents	$—	$463	$8,893	$—	$9,356
Accounts and other receivables, net	—	111,830	49,110	—	160,940
Receivables from affiliates	(303,543)	(17,127)	53,749	269,523	2,602
Inventories	—	99,106	43,276	—	142,382
Future income tax benefits	—	32,036	—	—	32,036
Other current assets	—	5,480	17,099	—	22,579

Total current assets	(303,543)	231,788	172,127	269,523	369,895
Investments in joint venture	1,296	—	—	—	1,296
Investment in subsidiaries	643,502	113,552	70,476	(827,530)	—
Property, plant and equipment, net	—	17,410	62,663	—	80,073
Long-term future income tax benefits	8,644	40,463	652	—	49,759
Other assets	2,446	122,773	29,291	(63,461)	91,049

Total assets	$352,345	$525,986	$335,209	$(621,468)	$592,072

Accounts payable and accrued expenses	4	48,237	81,562	—	129,803
Current maturities of long-term debt	—	141	—	—	141
Deferred rent	—	408	—	—	408
Current taxes payable	—	(176)	3,962	1,106	4,892

Total current liabilities	4	48,610	85,524	1,106	135,244
Long-term debt	235,805	31,357	23,966	(49,520)	241,608
Future income tax liabilities	—	22,432	2,804	(25,236)	—
Other long-term liabilities	—	3,000	—	—	3,000

Total liabilities	235,809	105,399	112,294	(73,650)	379,852
Shareholders’ equity	116,536	420,587	222,915	(547,818)	212,220

Total liabilities and shareholders’ equity	$352,345	$525,986	$335,209	$(621,468)	$592,072

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

Cash Flow Information:
Net cash provided by (used in) operating activities	$(4,942)	$(41,910)	$30,182	$20,205	$3,535
Net cash provided by (used in) investing activities	48,140	66,683	(32,837)	(110,935)	(28,949)
Net cash provided by (used in) financing activities	(45,157)	(25,066)	(3,439)	90,730	17,068
Effect of exchange rate changes on cash	1,959	—	—	—	1,959
Cash at beginning	—	756	14,987	—	15,743
Cash at end	—	463	8,893	—	9,356

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

8. SUBSEQUENT EVENT

     On October 3, 2003, Applica redeemed an additional $25 million of its 10% Senior Subordinated Notes due 2008. The notes were redeemed, using availability under Applica’s senior credit facility, at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. The cost of the redemption of the notes includes approximately $1.3 million in prepayment premiums and approximately $338,000 related to the write-off of deferred financing costs, which will be recorded in the fourth quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month and nine-month periods ended September 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     In the fourth quarter of 2000, Applica entered into a joint product development relationship with The Procter & Gamble Company to develop, manufacture, market and distribute new products. We have entered into agreements related to two products and are in the process of reviewing other opportunities for joint product development with Procter & Gamble in household appliance categories. This relationship has initially been targeted to the Black & Decker® brand, but may be expanded to new brands and wider categories. We anticipate that the first new product developed will be launched in February 2004 direct-to-consumer, with a national launch in the second quarter of 2004. The second product is also scheduled to be launched in the second quarter of 2004.

     In June 1996, Applica made a $1.3 million investment representing a 50% interest in Anasazi Partners L.P. In the fourth quarter of 2002, Anasazi engaged an investment banker to pursue exit strategies for its equity investment in ZonePerfect Nutrition Company. In July 2003, the ZonePerfect Nutrition Company was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow. In August 2003, Applica received a cash distribution from Anasazi of $51.4 million related to the sale, which reduced Applica’s investment in Anasazi. In July 2003, the general partner of Anasazi Partners L.P. began the process of liquidating the remaining partnership investments and dissolving the partnership.

     In September 2003, a bipartisan group of U.S. senators introduced legislation that would impose a 27.5% duty on all imports from China until China stopped fixing the value of its currency, the yuan, to the dollar. The legislation maintains that the yuan is artificially pegged below its market value and therefore acts as a virtual trade barrier. Since 1994, China has pegged the yuan at an exchange rate of 8.28 to the dollar. U.S. groups have argued that the peg makes China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. A House version of the bill was recently introduced. Action has not been completed on either bills. We do not believe the legislations will be adopted in its current form. However, because a substantial number of our products are imported from China, the adoption of such legislation in its current or a similar form would have a material adverse effect on our business.

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

     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2002, in evaluating us and our business before making an investment decision regarding our securities:

•	If We Are Unable To Renew The Black & Decker® Trademark License Agreement, Our Business Could Be Adversely Affected.

•	Our Business Could Be Adversely Affected By Changes In Trade Relations With China.

•	We Depend On Purchases By Several Large Customers And Any Significant Decline In These Purchases Or Pressure From These Customers To Reduce Prices Could Have A Negative Effect On Our Business.

•	The Bankruptcy Or Financial Difficulty Of Any Major Customer Or Fluctuations In The Financial Condition Of The Retail Industry Could Adversely Affect Our Business.

•	Our Business Is Very Sensitive To The Strength Of The U.S. Retail Market And Weakness In This Market Could Adversely Affect Our Business.

•	Uncertainties Regarding The Impact Of Terrorist Activities and The Current War On Terrorism Could Have A Material Adverse Effect On Our Business.

•	Our Business Can Be Adversely Affected By Fluctuations In Cost And Availability Of Raw Materials (Particularly The Cost Of Plastic Resins) And Components.

•	Our Business Involves The Potential For Product Recalls And Product Liability Claims Against Us.

•	Our Business Could Be Adversely Affected By Currency Fluctuations In Our International Operations.

•	The Imposition Of Increased Duty Rates By The U.S. Government On Products Made In China Would Have A Negative Effect On Our Business.

•	We Operate A Significant Portion Of Our Business Outside Of The United States Which Subjects Us To Additional Risks.

•	Our Business Could Be Adversely Affected By Retailer Inventory Management Or The Failure of Our Logistical Systems.

•	Our Future Success Requires Us To Develop New And Innovative Products On A Consistent Basis In Order To Increase Revenues And We May Not Be Able To Do So.

•	We Rely Heavily On Our Manufacturing Facilities To Manufacture And Assemble Our Products. An Extended Interruption In The Operation Of Any Facility Could Have An Adverse Impact On Our Operating Results.

•	We Are Subject To Several Production-Related Risks Which Could Jeopardize Our Ability To Realize Anticipated Sales And Profits.

•	The Infringement Or Loss Of Our Proprietary Rights Could Have An Adverse Effect On Our Business.

•	Our Operating Results Can Be Affected By Seasonality.

•	We Compete With Other Large Companies That Produce Similar Products.

•	Our Debt Agreements Contain Covenants That Restrict Our Ability To Take Certain Actions.

•	Our Business Can Be Adversely Affected By Newly Acquired Businesses Or Product Lines.

•	Government Regulations Could Adversely Impact Our Operations.

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

     Management anticipates that sales for the year ended December 31, 2003 will be between $630 million and $640 million. Earnings per share is expected to be approximately $0.60 for the 2003 year.

     Looking forward, our management is currently focused on creating a more variable and lower cost operating model. As part of that focus, we have taken or intend to take the following actions:

•	We reduced the workforce at our Miami Lakes location at the end of September, while shifting certain product development processes from the United States to our China locations.

•	We intend to downsize our Mexico manufacturing operations in the fourth quarter of 2003 and move production of certain items to China. We expect to have approximately $5.0 million in severance costs related to the reduction of employees in Mexico.

•	We are reducing fixed costs and capacity in our Chinese factories and focusing on products with proprietary technologies. We are planning to outsource the more commodity-type products to strategic sourcing partners within China. In doing this, we expect to reduce the labor force in our Durable facilities and close two locations in the fourth quarter of 2003, which will result in additional retrenchment costs of approximately $7.0 million.

     The total head count reduction is expected to be approximately 25% worldwide. Management expects these actions to result in an annual savings of approximately $25 million to $30 million beginning in January 2004 based on expected sales volumes. We are also opening a Shanghai office to enhance our engineering, design and procurement capabilities in an emerging area of China as related to our industry. Finally, we have signed a letter of intent to sell the executive office facility located in Miami Lakes, Florida. We intend to move to a smaller, less expensive building in the same geographical area in the third quarter of 2004.

Results of Operations

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

     Net Sales. Sales for Applica decreased by $21.4 million to $173.5 million, a decrease of 11.0% over the third quarter of 2002. The decrease was largely the result of planned lower contract manufacturing sales and softer U.S. sales in certain distribution channels. For the quarter:

•	contract manufacturing decreased by $15.5 million,

•	sales of pest products decreased $5.6 million,

•	sales of Windmere and other branded products decreased by $0.9 million, and

•	sales of Littermaid products decreased by $0.9 million.

These decreases were partially offset by increases in sales of Black & Decker branded products of $1.5 million. Management expects that reduced contract manufacturing orders will continue to negatively affect sales in the fourth quarter of 2003.

     Gross Profit. Applica’s gross profit margin decreased to 29.5% in the third quarter of 2003 as compared to 33.2% for the same period in 2002. The gross profit margin decrease is primarily attributed to a poor product mix and unabsorbed overhead related to lower production levels. The lower production levels resulted from lower sales and increased third party sourcing of products. Management anticipates that Applica will continue to lower production at our factories (with a corresponding plan to reduce overhead expenses) and increase third party sourcing of products. Management anticipates that gross margins for the fourth quarter will be negatively affected by the retrenchment of our Mexican and Chinese facilities, as discussed in “Outlook” above, a poor product mix and continued lower production at our manufacturing operations.

     Selling, General and Administrative Expenses.

     Operating Expenses. Operating expenses for Applica increased $7.1 million for the third quarter of 2003 to $54.1 million as compared to the third quarter of 2002. Such expenses increased as a percentage of sales to 31.2% from 24.2% in the 2002 period. In the third quarter of 2003:

•	payroll and severance-related expenses increased by $2.4 million,

•	legal expenses increased by $2.3 million,

•	consulting expenses related to the information technology improvements increased by $2.1 million,

•	freight and distribution expenses increased by $1.6 million,

•	royalty expenses related to the Black & Decker license increased by $1.5 million,

•	other expenses increased by $1.0 million, and

•	foreign exchange expenses increased by $500,000.

These increases were partially offset by a decrease in bad debt expenses of $3.2 million and a decrease in expenses of $1.1 million as the result of the 2002 consolidation of certain facilities in North and Latin America. Management expects increased royalties and legal expenses to continue in the fourth quarter of 2003.

     Repositioning and Other Charges. In the third quarter of 2002, Applica incurred expenses of $5.4 million relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. The consolidation was completed in the third quarter of 2002.

     Interest Expense. Interest expense decreased by $1.4 million to $3.6 million for the three months ended September 30, 2003, compared to $5.0 million in the 2002 period, primarily as the result of lower debt levels and lower average interest rates resulting from the redemption of a portion of the 10% notes. As a result of the redemption of the notes, management anticipates that interest expense will decrease in the fourth quarter of 2003 and throughout 2004.

     Loss On Early Extinguishment of Debt. On July 31, 2003, Applica redeemed $30 million of its $130 million 10% Senior Subordinated Notes due 2008. The notes were redeemed, using availability under Applica’s senior credit facility, at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. The cost of the redemption of the notes includes $1.5 million in prepayment premiums and approximately $0.4 million related to the write-off of deferred financing costs. On October 3, 2003, Applica redeemed an additional $25 million of the notes. The notes were redeemed, using a portion of the cash distribution received from Anasazi Partners L.P., at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. The cost of the redemption of the notes includes $1.3 million in prepayment premiums and approximately $0.3 million related to the write-off of deferred financing costs, which will be recorded in the fourth quarter of 2003. Applica may redeem up to an additional $15 million of the notes in the fourth quarter of 2003.

     Equity in Net Earnings (Loss) of Joint Venture. In June 1996, Applica made a $1.3 million investment representing a 50% interest in Anasazi Partners L.P. In the fourth quarter of 2002, Anasazi engaged an investment banker to pursue exit strategies for Anasazi’s equity investment in ZonePerfect Nutrition Company. In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow. Ten million of the sale price is dependent upon the future negotiation of a contractual matter and no portion thereof has been reflected in the net income of Anasazi. The net earnings from the joint venture were $16.2 million for the third quarter of 2003, as compared to a loss of $598,000 in the third quarter of 2002. The additional gain was related to the sale of ZonePerfect and resulted from the settlement of certain outstanding issues with the general partner of Anasazi in the third quarter of 2003.

     In August 2003, Applica received a cash distribution from Anasazi of $51.4 million resulting from the sale of ZonePerfect, which reduced Applica’s investment in Anasazi. The funds held in escrow are to be released to the sellers, including Anasazi, at 18 and 24 months from date of closing, subject to any adjustments to the escrowed funds for representations and warranties, and the future contractual matter to be negotiated.

     Anasazi’s investments include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed. Any change from the estimated values could have a significant impact on the Company’s operations. In July 2003, the general partner of Anasazi Partners L.P. began the process of liquidating the remaining partnership investments and dissolving the partnership.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. In the third quarter of 2003, Applica used an effective rate of 40%, as compared to 35% for the third quarter of 2002. The change in the tax rate from 2002 reflects additional permanent differences. Applica expects its future effective tax rate to approximate 40%.

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

     Earnings Per Share. Basic shares for the three-month periods ended September 30, 2003 and 2002 were 23,631,586 and 23,465,880, respectively. Included in diluted shares for the three-month periods ended September 30, 2003 and 2002 are common stock equivalents relating to options of 320,060 and 532,745.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

     Net Sales. Sales for Applica decreased by $74.3 million to $431.6 million, a decrease of 14.7% over the first nine months of 2002. The decrease was largely the result of lower sales to key retailers and planned lower contract manufacturing sales. For the first nine months of 2003:

•	contract manufacturing decreased by $34.1 million,

•	sales of Black & Decker branded products decreased by $23.0 million worldwide,

•	sales of Windmere and other branded products decreased by $16.6 million, and

•	sales of Littermaid products decreased by $3.6 million.

These decreases were partially offset by increases in sales of pest control products of $3.0 million. Management expects that reduced contract manufacturing orders will continue to negatively affect sales for the year ended December 31, 2003.

     Gross Profit. Applica’s gross profit margin decreased to 29.8% in the nine-month period ended September 30, 2003 as compared to 31.5% for the same period in 2002. The gross profit margin decrease is primarily attributed to a poor product mix and unabsorbed overhead at our factories related to lower production levels. Management anticipates that gross margins for the fourth quarter will be negatively affected by the retrenchment of our Mexican and Chinese facilities, as discussed in “Outlook” above, a poor product mix and continued lower production at our manufacturing operations.

     Selling, General and Administrative Expenses.

     Operating Expenses. Operating expenses for Applica decreased $2.2 million for the first nine months of 2003 to $135.3 million as compared to the same period in 2002. Such expenses increased as a percentage of sales to 31.4% from 27.2% in the 2002 period primarily as the result of lower sales volume. In the first nine months of 2003:

•	Applica experienced a decrease in expenses of $3.2 million as the result of the 2002 consolidation of certain facilities in North and Latin America,
•	advertising and promotion expenses decreased by $2.5 million, and
•	bad debt expenses decreased $2.4 million.

Additionally, foreign exchange losses were $500,000 in the first nine months of 2003, but totaled $1.9 million for the same period of 2002. These decreases were partially offset by:

•	increases of $2.7 million in consulting expenses related to the information technology improvements,
•	increases of $2.0 million in royalty expenses,
•	increases of $2.0 million in legal expenses, and
•	increases of $1.1 million in freight and distribution expenses.

Management expects increased royalties and legal expenses to continue in the fourth quarter of 2003.

     Repositioning and Other Charges. In the first nine months of 2002, Applica incurred expenses of $10.6 million relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. Such consolidation was completed in the third quarter of 2002.

     Interest Expense. Interest expense decreased by $1.2 million to $11.4 million for the nine months ended September 30, 2003, as compared to $12.6 million for the first nine months of 2002. In the first nine months of 2003, lower debt levels and lower average interest rates (resulting from the redemption of a portion of the 10% notes) were partially offset by reduced income from interest rate management contracts.

     Loss On Early Extinguishment of Debt. On July 31, 2003, Applica redeemed $30 million of its $130 million 10% Senior Subordinated Notes due 2008. The notes were redeemed, using availability under Applica’s senior credit facility, at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. The cost of the redemption of the notes includes $1.5 million in prepayment premiums and approximately $0.4 million related to the write-off of deferred financing costs. On October 3, 2003, Applica redeemed an additional $25 million of the notes. The notes were redeemed, using a portion of the cash distribution received from Anasazi Partners L.P., at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. The cost of the redemption of the notes includes $1.3 million in prepayment premiums and approximately $0.3 million related to the write-off of deferred financing costs. Applica may redeem up to an additional $15 million of the notes in the fourth quarter of 2003.

     Equity in Net Earnings (Loss) of Joint Venture. The equity in net earnings (loss) of joint venture increased from a $783,000 loss in the first nine months of 2002 to a gain of $55.2 million in the first nine months of

2003. The equity in net earnings resulted primarily from a gain in the fair value of an investment in ZonePerfect Nutrition Company held by such joint venture. The gain was precipitated by the sale of the investment.

     The remaining investments of Anasazi Partners include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed. In July 2003, the general partner of Anasazi Partners L.P. began the process of liquidating the remaining partnership investments and dissolving the partnership.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. In the first nine months of 2003 and 2002, Applica used an effective rate of 40%.

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

     Applica applied the provisions of SFAS 142 beginning in January 2002 and performed a transitional fair valued based impairment test. Based on its initial impairment tests, Applica recognized an adjustment of $121.3 million ($78.8 million, or $3.37 per share, net of tax) in the first nine months of 2002 to reduce the carrying value of goodwill to its implied fair value. Under SFAS 142, the impairment adjustment was reflected as a cumulative effect of change in accounting principle in the first half of 2002.

     Earnings Per Share. Basic shares for the nine-month periods ended September 30, 2003 and 2002 were 23,544,311 and 23,397,663, respectively. Included in diluted shares for the nine-month period ended September 30, 2003 are common stock equivalents relating to options of 1,378,138. All common stock equivalents have been excluded from the diluted per share calculations in the nine-month period ended September 30, 2002 because their inclusion would have been anti-dilutive.

Liquidity and Capital Resources

     At September 30, 2003, Applica’s working capital was $201.7 million, as compared to $234.7 million at September 30, 2002. Applica’s current ratio was 2.6 to 1 at September 30, 2003 and 2.7 to 1 at September 30, 2002. Applica’s quick ratio was 1.2 to 1 at September 30, 2003 and 1.5 to 1 at September 30, 2002.

     The net cash used in operating activities totaled $6.1 million for the nine months ended September 30, 2003 as compared to $3.5 million provided by operating activities in the same period in 2002, resulting in a period-to- period use of cash of $9.6 million. This use of cash was primarily driven by the operating loss, partially offset by the continued improvement in accounts receivable, accounts payable and other accruals.

     Cash provided by investing activities totaled approximately $42.4 million for the period, as compared to $28.9 million used in investing activities in the same period in 2002, and reflected the receipt of a cash distribution of $51.4 million from Anasazi Partners, L.P. In addition, the 2003 and 2002 periods reflect the purchase of equipment at Applica’s manufacturing facilities and tooling for new products. In addition, the 2002 period reflects the acquisition of Weitech, Inc. for $17.0 million in cash.

     Cash used in financing activities totaled approximately $38.4 million in 2003, as compared to $17.1 million provided by financing activities in the same period in 2002, reflecting the $31.5 million note redemption payment and the continued reduction of net borrowings.

     For the nine months ended September 30, 2003 and 2002, the effect of exchange rate changes on cash were $1.4 million and $2.0 million.

     Applica’s primary sources of liquidity are its cash flow from operations and borrowings under its credit facility. As of October 28, 2003, Applica was borrowing approximately $68.1 million under its senior secured revolving credit facility and had approximately $92.9 million available for future cash borrowings. Advances under the facility are primarily based upon percentages of eligible accounts receivable and inventories. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit, with approximately $2.5 million outstanding under the limit as of October 28, 2003. All amounts outstanding under the credit facility are payable on December 28, 2005.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin which is determined by Applica’s leverage ratio and is currently set at 2.00% (3.12% at October 28, 2003); or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin, which is determined based upon Applica’s leverage ratio and is currently set at 0.00% (4.00% at October 28, 2003).

Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin, which is determined based on Applica’s leverage ratio and is currently set at 0.00% (4.00% at October 28, 2003).

     Management expects its borrowing margins to increase in the first quarter of 2004 as the result of an increase in the leverage ratio related to additional borrowings under the credit facility to repurchase the 10% notes.

     In July 1998, Applica issued $130.0 million in Senior Subordinated Notes. The notes bear interest at a rate of 10%, payable semiannually, and mature on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, on or after July 31, 2003 at various redemption prices. On July 31, 2003, Applica redeemed $30 million of the notes and, on October 3, 2003, Applica redeemed an additional $25 million of the notes. The notes were redeemed at 105% of the principal amount, plus accrued interest up to, but not including, the redemption date.

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

     In April 2002, Applica Consumer Products, Inc. entered into a five-year $6.0 million mortgage loan on Applica’s executive offices located in Miami Lakes, Florida. The loan bears interest at an annual rate of 7.25%, with monthly principal and interest payments based on a 20-year amortization. A final balloon payment is due at the end of the term. The loan is secured by a mortgage on the property and the building located thereon. The Company has entered into a letter of intent to sell its executive offices and move to a smaller, less expensive building in the same geographical area in the third quarter of 2004.

     Certain of Applica’s foreign subsidiaries have approximately $18.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. As of September 30, 2003, there were no amounts outstanding under the working capital lines and $800,000 outstanding under the letter of credit lines. As of October 28, 2003, there was approximately $10.9 million outstanding under the working capital lines and $4.2 million under the letter of credit lines.

     Applica’s aggregate capital expenditures for the nine months ended September 30, 2003 were $9.5 million, as compared to $12.3 million for same nine month period in 2002. Applica anticipates that the total capital expenditures for 2003 will be approximately $19.0 million, which includes new information technology infrastructure, tooling for new products and the cost of equipment at our manufacturing facilities. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facility.

     At September 30, 2003, debt as a percent of total capitalization was 39.0%, as compared to 53.6% at September 30, 2002.

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

     Applica is also involved in certain ongoing litigation. See Part II. “Item 1 – Legal Proceedings.”

Use of Estimates and Critical Accounting Policies

     The preparation of Applica’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and Applica’s actual results are subject to the risk factors listed in “Outlook” above.

     Management believes that the following may involve a higher degree of judgment or complexity:

     Collectibility of Accounts Receivable. Applica’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets specific allowances for customers in bankruptcy and other allowances for the remaining customers based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to Applica, this allowance may need to be significantly increased, which would have a negative impact upon Applica’s operations.

     Inventory Accruals. Applica establishes an accrual based on historical experience and specific accruals when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews Applica’s investment in inventories for declines in value.

     Income Taxes. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. At September 30, 2003, Applica had deferred tax assets in excess of deferred tax liabilities of $67.9 million. Applica determined that it was more likely than not that $57.7 million of such assets will be realized, resulting in a valuation allowance of $10.2 million as of September 30, 2003. Applica evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

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

     Product Recall Liability. Applica is subject to potential product recalls. We estimate the amount of ultimate liability based on discussions with the Consumer Product Safety Commission and historical claims experience. For example, in February 2002, we voluntarily recalled our Black & Decker® branded T1200 and T1400 toasters. We charged the 2001 operations with an estimated accrual of $13.4 million for this recall. Applica has charged $9.2 million against this accrual through September 30, 2003. While we believe that the accrual is adequate, there can be no assurance that significant future adjustments will not be required.

     Other Estimates. Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

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

     Outstanding as of September 30, 2003 were interest rate management contracts on approximately $80 million notional principal amount with a fair value of $500,000. The market value represents the amount Applica would receive upon exiting the contracts at September 30, 2003 and was determined based on quotes obtained from Applica’s financial institutions. The market value related to interest rate risk management contracts is included as other long-term liabilities as of September 30, 2003. Applica does not intend to exit these contracts at this time.

     Significant interest rate risk management instruments held by Applica as of September 30, 2003 included pay-fixed and pay-floating swaps. The pay-fixed swaps effectively convert floating rate obligations to fixed-rate instruments. The pay-floating swap effectively converts medium term fixed-rate obligations to LIBOR-rate indexed variable-rate instruments. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. For the period ending September 30, 2003, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

     The impact of interest rate risk management activities on income during the quarter and nine months ended September 30, 2003 was not material.

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

     Outstanding as of September 30, 2003 were $22.8 million notional of contracts to purchase and/or sell foreign currency forward with a negative fair market value of approximately $600,000. The market value represents the amount Applica would pay upon exiting the contracts at September 30, 2003 and was determined based on quotes obtained from Applica’s financial institutions. This amount is included in prepaid expenses and other assets as of September 30, 2003. Applica does not intend to exit these contracts at this time.

     Applica enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and forecasted foreign currency revenues. Applica uses option strategies and forward contracts that provide for the sale of foreign currencies to hedge forecasted revenues and expenses. Applica also uses forward contracts to hedge foreign currency assets and liabilities. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Mexican peso and Canadian dollar.

Additional Information

     For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Applica’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Applica’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that these controls and procedures were effective.

     Notwithstanding the foregoing, there can be no assurance that Applica’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in Applica’s periodic reports.

     Changes in Internal Controls. There have been no significant changes in the Company’s internal control over financial reporting or in other factors that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Applica’s senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. Accordingly, certain changes to Applica’s internal controls were made during the third quarter of 2003, none of which were significant. Applica is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Toaster Recall. In February 2002, Applica Consumer Products, Inc., in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® T1200 and T1400 toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. Management charged 2001 operations with an estimated accrual of $13.4 million for these recalls and does not believe the ultimate liability will be greater than the amount accrued.

     Six lawsuits have been filed in connection with property damage or bodily injury relating to the recalled toasters (three of which have been settled) and several other claims have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

     Tilia Matters. In May 2003, Applica brought suit against Tilia International, Inc. in U.S. district court in Miami, Florida to invalidate certain patents held by Tilia relating to its home vacuum packaging products. Immediately thereafter, Tilia sued Applica in the U.S. district court in California for alleged patent infringement by Applica’s Black & Decker branded vacuum packaging machine and accessories. These matters are in their initial stages.

     In July 2003, Tilia filed a complaint against Applica and other parties with the International Trade Commission (“ITC”) in Washington D.C. Tilia alleged infringement of its patent related to vacuum packaging machines and is seeking a temporary exclusion order that would prevent Applica from selling its vacuum sealer product in the U.S. A hearing was held before an Administrative Law Judge (“ALJ”) in September 2003. The ALJ is expected to rule on the request for the exclusion order in December 2003. After such ruling, the ITC is required to affirm, reverse or modify the ruling of the ALJ, which action is scheduled to be taken in January 2004. A full hearing before the ALJ on issues related to Tilia’s complaint is scheduled for May 2004, with an initial determination by the ALJ expected in June 2004.

     In late September 2003, Applica also brought a nullity action in Germany seeking to invalidate the German counterpart of the Tilia vacuum sealer machine patent. This matter is in its initial stages.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.1	Amendment to Employment Agreement dated October 1, 2003 between Applica and Harry D. Schulman.

10.2	Third Amendment to Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated July 18, 2003.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)  Reports on Form 8-K:

Form 8-K dated September 16, 2003 reporting under “Item 5. Other Events and Required FD Disclosure” that Applica issued a press release updating management’s sales guidance for the third quarter of 2003 and announcing that it had received a cash distribution of $51.4 million related to the sale by its joint venture company, Anasazi Partners, of its equity interest in the ZonePerfect Nutrition Company. The applicable press release was attached.

Form 8-K dated October 27, 2003 reporting under “Item 5. Other Events and Required FD Disclosure” that Applica issued a press release regarding its co-development program with The Procter & Gamble Company. The applicable press release was attached.

Form 8-K dated October 30, 2003 reporting under “Item 12. Results of Operations and Financial Condition” that Applica issued a press release describing its results of operations for the third quarter ended September 30, 2003 and attaching such press release. This information is not deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any Securities Act registration statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)

October 30, 2003	By: /s/ Harry D. Schulman

Harry D. Schulman President, Chief Executive Officer and Secretary

October 30, 2003	By: /s/ Terry L. Polistina

Terry L. Polistina Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)