Form 10-Q/A
period 2003-06-30
APPLICA INC
filed 2003-11-06
CIK 217084

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The purpose of this Amendment No. 1 to Applica Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 is to correct certain information regarding earnings (loss) per common share - diluted and related matters.

\

APPLICA INCORPORATED

FORM 10-Q/A

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

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,

	2003		2002

		(In thousands, except per share data)
Net sales	$258,086	100.0%	$311,097	100.0%
Cost of goods sold	180,625	70.0	216,319	69.5

Gross profit	77,461	30.0	94,778	30.5
Selling, general and administrative expenses:
Operating expenses	81,215	31.5	90,495	29.1
Repositioning charge	—	—	5,246	1.7

Operating earnings (loss)	(3,754)	(1.5)	(963)	(0.3)
Other expense (income):
Interest expense	7,834	3.0	7,657	2.4
Interest and other income	(648)	(0.3)	(746)	(0.2)

	7,186	2.7	6,911	2.2

Earnings (loss) before equity in net earnings (loss) of joint ventures, income taxes and cumulative effect of change in accounting principle	(10,940)	(4.2)	(7,874)	(2.5)
Equity in net earnings (loss) of joint ventures	39,000	15.1	(185)	(0.1)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	28,060	10.9	(8,059)	(2.6)
Income tax expense (benefit)	11,224	4.4	(2,821)	(0.9)

Earnings (loss) before cumulative effect of change in accounting principle	16,836	6.5	(5,238)	(1.7)
Cumulative effect of change in accounting principle, net of tax benefit of $0 and $42,447 in 2003 and 2002	—	—	(78,829)	(25.3)

Net earnings (loss)	$16,836	6.5%	$(84,067)	(27.0)%

Earnings (loss) per common share - basic:
Earnings (loss) before cumulative effect of change in accounting principle	$0.72		$(0.22)
Cumulative effect of change in accounting principle	—		(3.37)

Earnings (loss) per common share - basic	$0.72		$(3.59)

Earnings (loss) per common share - diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.71		$(0.22)
Cumulative effect of change in accounting principle	—		(3.37)

Earnings (loss) per common share - diluted	$0.71		$(3.59)

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

	For the three months ended		For the six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2003

	(In thousands, except per share data)
Net earnings (loss):
As reported	$(2,785)	$(2,057)	$16,836	$(84,067)
Pro forma	$(2,938)	$(2,485)	$16,599	$(85,290)
Basic earnings (loss) per share:
As reported	$(0.12)	$(0.09)	$0.72	$(3.59)
Pro forma	$(0.13)	$(0.11)	$0.71	$(3.65)
Diluted earnings (loss) per share:
As reported	$(0.12)	$(0.09)	$0.71	$(3.59)
Pro forma	$(0.13)	$(0.11)	$0.70	$(3.65)

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

Earnings Per Share

          Basic shares for the three-month periods ended June 30, 2003 and 2002 were 23,502,096 and 23,386,144, respectively. Basic shares for the six-month periods ended June 30, 2003 and 2002 were 23,499,950 and 23,362,988. Included in diluted shares for the six-month period ended June 30, 2003 are common stock equivalents relating to options of 240,794. All common stock equivalents have been excluded from the diluted per share calculations in the three-month periods ended June 30, 2003 and 2002 and the six-month period ended June 30, 2002 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the six-month period ended June 30, 2003 were 1,599,251, with exercise prices ranging from $8.51 to $31.69.

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

          Earnings Per Share. Basic shares for the six-month periods ended June 30, 2003 and 2002 were 23,499,950 and 23,362,988, respectively. Included in diluted shares for the six-month period ended June 30, 2003 are common stock equivalents relating to options of 240,794. All common stock equivalents have been excluded from the diluted per share calculations in the six-month period ended June 30, 2002 because their inclusion would have been anti-dilutive.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K:

Form 8-K dated June 24, 2003 reporting under “Item 5. Other Events and Required FD Disclosure” that Applica issued a press release regarding its intent to redeem a portion of its 10% Senior Subordinated Notes due 2008 and attaching such press release.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED
(Registrant)

November 5, 2003	By:	/s/ Harry D. Schulman

Harry D. Schulman
President, Chief Executive Officer and Secretary

November 5, 2003	By:	/s/ Terry L. Polistina

Terry L. Polistina
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)