Form 10-Q/A
period 2003-09-30
APPLICA INC
filed 2003-11-06
CIK 217084

UNITED STATES
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

The purpose of this Amendment No. 1 to Applica Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is to correct certain information regarding earnings (loss) per common share — diluted and related matters.

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

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,

	2003		2002

	(In thousands, except per share data)
Net sales	$431,598	100.0%	$505,948	100.0%
Cost of goods sold	302,882	70.2	346,562	68.5

Gross profit	128,716	29.8	159,386	31.5
Selling, general and administrative expenses:
Operating expenses	135,320	31.4	137,545	27.2
Repositioning charge	—	—	10,643	2.1

Operating earnings (loss)	(6,604)	(1.6)	11,198	2.2
Other expense (income):
Interest expense	11,431	2.6	12,624	2.5
Interest and other income	(893)	(0.2)	(1,612)	(0.3)
Loss on early extinguishment of debt	1,906	0.4	—	—
Gain on litigation settlement	—	—	(557)	(0.1)

	12,444	2.8	10,455	2.1

Earnings (loss) before equity in net earnings (loss) of joint ventures, income taxes and cumulative effect of change in accounting principle	(19,048)	(4.4)	743	0.1
Equity in net earnings (loss) of joint ventures	55,199	12.8	(783)	(0.1)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	36,151	8.4	(40)	0.0
Income tax expense (benefit)	14,460	3.4	(16)	0.0

Earnings (loss) before cumulative effect of change in accounting principle	21,691	5.0	(24)	0.0
Cumulative effect of change in accounting principle, net of tax benefit of $0 and $42,447 in 2003 and 2002	—	—	(78,829)	(15.6)

Net earnings (loss)	$21,691	5.0%	$(78,853)	(15.6)%

Earnings (loss) per common share — basic:
Earnings (loss) before cumulative effect of change in accounting principle	$0.92		$0.00
Cumulative effect of change in accounting principle	—		(3.37)

Earnings (loss) per common share – basic	$0.92		$(3.37)

Earnings (loss) per common share — diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.91		$0.00
Cumulative effect of change in accounting principle	—		(3.37)

Earnings (loss) per common share - diluted	$0.91		$(3.37)

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

	For the three months ended		For the nine months ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net earnings (loss):
As reported	$4,855	$5,214	$21,691	$(78,853)
Pro forma	$4,707	$4,783	$21,370	$(79,795)

Basic earnings (loss) per share:
As reported	$0.21	$0.22	$0.92	$(3.37)
Pro forma	$0.20	$0.20	$0.91	$(3.41)

Diluted earnings (loss) per share:
As reported	$0.20	$0.22	$0.91	$(3.37)
Pro forma	$0.19	$0.20	$0.90	$(3.41)

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

2. SHAREHOLDERS’ EQUITY

Earnings Per Share

     Basic shares for the three-month periods ended September 30, 2003 and 2002 were 23,631,586 and 23,465,880, respectively. Basic shares for the nine-month periods ended September 30, 2003 and 2002 were 23,544,311 and 23,397,663. Included in diluted shares for the three-month and nine-month periods ended September 30, 2003 are common stock equivalents relating to options of 678,441 and 390,096, respectively. Included in diluted shares for the three-month period ended September 30, 2002 are common stock equivalents relating to options of 532,745. All common stock equivalents have been excluded from the diluted per share calculations in the nine-month period ended September 30, 2002 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the three-month and nine-month periods ended September 30, 2003 were 320,060 and 1,378,138, with exercise prices ranging from $7.98 to $31.69 and $6.25 to $31.69, respectively.

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

     Earnings Per Share. Basic shares for the three-month periods ended September 30, 2003 and 2002 were 23,631,586 and 23,465,880, respectively. Included in diluted shares for the three-month periods ended September 30, 2003 and 2002 are common stock equivalents relating to options of 678,441 and 532,745.

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

     Earnings Per Share. Basic shares for the nine-month periods ended September 30, 2003 and 2002 were 23,544,311 and 23,397,663, respectively. Included in diluted shares for the nine-month period ended September 30, 2003 are common stock equivalents relating to options of 390,096. All common stock equivalents have been excluded from the diluted per share calculations in the nine-month period ended September 30, 2002 because their inclusion would have been anti-dilutive.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10.1	Amendment to Employment Agreement dated October 1, 2003 between Applica and Harry D. Schulman. Incorporated by reference to Exhibit 10.1 to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.2	Third Amendment to Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated July 18, 2003. Incorporated by reference to Exhibit 10.2 to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

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