Form 10-K
period 2003-12-31
APPLICA INC
filed 2004-03-15
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10177

APPLICA INCORPORATED

(Exact name of Registrant as specified in its charter)

Florida	59-1028301

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida	33014

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 362-2611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.10 par value	New York Stock Exchange

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

     As of June 30, 2003, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $8.50) held by non-affiliates of the Registrant was approximately $170.5 million (based on reported ownership of all directors and executive officers of the Registrant). This determination does not, however, constitute an admission of affiliated status for any of these individual shareholders.

     As of March 11, 2004, there were 23,778,074 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

     As used in this Annual Report on Form 10-K, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Applica believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including the specific factors set forth in Item 1. Business – “Risk Factors” below. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Applica may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Applica disclaims any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1. Business

Overview

     Applica Incorporated is a Florida corporation that was incorporated in 1963. Applica is a marketer, distributor and manufacturer of a broad range of branded and private-label small household appliances. Applica markets, distributes and manufactures kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, its own brand names, such as Windmere®, LitterMaid® and Applica®, and other private-label brand names. Applica’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

     We operate manufacturing facilities in China and Mexico. In 2003, approximately 63% of the products sold by Applica were manufactured at our facilities. In addition, we manufacture products for other consumer product companies, which we refer to as contract manufacturing.

     Applica’s manufacturing operations are conducted by two wholly owned subsidiaries: Applica Durable Manufacturing Limited in China and Applica Manufacturing, S. de R.L. de C.V. in Mexico. The distribution, sales, and marketing operations are primarily handled through our U.S. operating subsidiary, Applica Consumer Products, Inc. Applica also has separate entities or branch offices providing distribution, sales and marketing operations in Canada, Puerto Rico, Mexico, Chile, Argentina, Venezuela, Peru, Colombia and Costa Rica.

     We have one business segment for financial reporting purposes. See Note L “Business Segment and Geographic Area Information” to the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K for information regarding geographic area data.

Business Strategy

     We have combined top brand names with a reputation for quality, durability and innovation. We expect to achieve growth and increase profitability by pursuing the following strategies:

     Introduce new products and further develop our brands. New products allow us to generate higher margins based on their uniqueness and desirability in the marketplace. We intend to drive revenues through innovation within our core appliance categories, using new applications of existing technologies and new marketing platforms. We also intend to create new categories or grow categories in which there are smaller and more fragmented competitors through distinctive products and brand development. Product development is being driven by our application of existing technologies and investment in strategic development alliances. Brand development takes its form in integrated packaging and communication materials, as well as national advertising that is intended to generate direct sales while also creating increased consumer demand for our products at retail. Advertising investments in these new products drive both broader distribution and higher sales at our retail customers.

     Additionally, as part of our focus on new products introductions and brand development, we are searching for other growth opportunities within and beyond our existing businesses. We believe that the markets and industry in which we compete may provide growth opportunities through strategic acquisitions.

     Capitalize on consumable goods that work with our products. We are employing a consumables strategy to key product initiatives, which allows us to gain recurring revenue through sales of a consumable component to be used with our appliance. This strategy is best represented through initiatives such as Littermaid® branded clumping litter and waste receptacles for the Littermaid® Self-Cleaning Litter Box and replacement vacuum food storage bags for the Freshguard™ Vacuum Sealer. Each of these consumables provides a recurring revenue stream and an ongoing connection with the consumer. We have applied this strategy to the projects resulting from our development relationship with The Procter & Gamble Company. The new Tide Buzz Ultrasonic Stain Removal System involves a consumable component, the Tide™ Buzz™ Ultrasonic Cleaning Fluid, from which Applica will gain recurring revenues.

     Create long-term cost and quality advantages for our customers. We will maintain a value chain for our customer that meets their cost and quality objectives by leveraging our manufacturing facilities with our growing competency in strategic sourcing. We will accomplish this by ensuring that our manufacturing plants in China and Mexico remain competitive through continuous improvement and competitive benchmarking. Additionally, we will leverage our global sourcing and procurement efforts to partner with suppliers who have also committed to our continuous improvement philosophy. This relationship will allow us to fully capitalize on our combined strengths, provide a foundation for new product development, deliver quality consistent with the reputation of our brands and deliver at costs that are competitive in our industry.

     Optimize our supply chain. We recognize that our retail customers are our most critical link to the consumer. We will continue to refine our supply chain management, improving our operations across all key functional areas, including customer service. Our goal is to continue to be a preferred supplier to our retail customers. We will also continue to upgrade our consumer service capabilities and improve our relationship with the consumer.

Products

     Applica primarily manufactures and distributes five categories of products: kitchen products, home products, personal care products, pet products and pest control products. Applica also engages in contract manufacturing for other companies. The following table sets forth the approximate amounts and percentages of Applica’s consolidated net sales by product category during the periods shown:

	2003		2002		2001

			(Dollars in thousands)
	Net Sales	%	Net Sales	%	Net Sales	%

Kitchen Products (1)	$352,783	55%	$353,271	49%	$367,414	51%
Home Products	135,718	21%	161,178	22%	171,937	24%
Personal Care Products (1)	68,993	11%	68,570	9%	65,254	9%
Pet Products	34,289	5%	35,855	5%	32,541	4%
Pest Control Products	17,095	3%	15,869	2%	—	—
Contract Manufacturing	28,246	4%	79,242	11%	61,450	8%
Other Products (1)	3,515	1%	13,371	2%	28,448	4%

(1)	Includes certain kitchen and retail personal care sales that Applica transitioned out of in 2001.

     The kitchen products group includes cooking, beverage and food preparation products and constitutes our largest product category. Applica provides customers with a broad product line in the small kitchen appliances market, primarily at mid-tier price points. Our products in this category include toaster ovens, toasters, blenders, can openers, coffee grinders, coffee makers, electric knives, skillets, griddles, waffle makers, deep fryers, food choppers, food processors, mixers, rice cookers and steamers, sandwich makers and other similar products. This category also includes the new Black & Decker® single cup coffee maker that is a part of the Home Café brewing system developed with The Procter & Gamble Company. This product will be launched in the second quarter of 2004.

     The home products group includes garment care products, such as hand-held irons, and home environment products, such as fans and heaters. Under Applica, Black & Decker® branded irons continue to be a leader in the category through design innovations. Additionally, in the second quarter of 2004, Applica will launch the new Tide™ Buzz™ Ultrasonic Stain Remover, which features a combination of a specially formulated Tide™ Buzz™ Ultrasonic Cleaning Fluid and a Black & Decker® branded stain removal appliance. This stain removal system was developed with The Procter & Gamble Company. In 2001, Applica entered the mid-price point segment of the home environment market by launching a full array of ceramic heaters, heater fans and utility fans under the Black & Decker® brand. In addition, in January 2002, we launched a line of fans under the Black & Decker® brand. We will continue to focus our home environment products on the mid-price point market by expanding the Black & Decker® brand into additional areas of the home environment category. We also distribute vacuum cleaners under the Black & Decker® brand in Latin America.

     The personal care group focuses mainly on professional product lines marketed under the Belson® brand and other private label brands, and includes hair dryers, curling irons, curling brushes, hairsetters, combs and brushes, shears and mirrors. The products are sold primarily to beauty distributors and beauty supply stores, which in turn sell the products to beauty salons and professional hair stylists. Applica also supplies electric and non-electric amenities to the lodging industry under the Jerdon® and First Class® brands. These products include wall-mounted hair dryers, lighted makeup and shaving mirrors, pulsating shower heads, coffee makers and other similar products.

     The pet products group features the LitterMaid® patented self-cleaning cat litter box. This innovative product is supported throughout the U.S. marketplace at retailers like Wal-Mart, Target and PetsMart. LitterMaid® is driven by a strong national TV advertising campaign and has recently undergone a major packaging update in order to better communicate the lifestyle benefits of the product. The LitterMaid® product delivers a recurring revenue stream from consumable accessories, including waste receptacles and LitterMaid® branded litter.

     Applica’s pest control products group includes pest control and repelling devices that use ultra-sonic or sub-sonic sound waves and chemical lures or repellants to control insects and rodents in homes, yards and businesses. The core of the business is its ultrasonic direct plug-in pest repellers, a result of the Weitech, Inc. acquisition in May 2002. The category is expected to expand and grow in the first quarter of 2004 as we launch a line of ultrasonic pest repellers under the Black & Decker® brand. Another area of focus is in mosquito control products aimed at trapping or repelling the biting pests. Two such products are the SonicWeb® and Mosquito Halo™.

     Our Chinese manufacturing facility also serves as a contract manufacturer for a range of small appliances, including air cleaners, oral care products and pool cleaners, which it sells to small appliance companies primarily in the United States. In late 2002, we de-emphasized production of products for customers which would be in direct competition with products produced for sale under our brands and are now focusing efforts on the development of projects that are complimentary in nature. This shift resulted in a significant decrease in contract manufacturing sales for 2003.

Product Development

     As part of our ongoing strategy to deliver new, innovative and relevant products to the consumer marketplace, we adhere to a well-defined product development process focused on quality design, appropriate performance characteristics, and speed-to-market. We have a product development team dedicated to creating innovative products in and outside of our core categories. This internal process also helps manage the improvement of quality, performance and cost of existing products.

     We also work closely with both retailers and suppliers to identify consumer needs and preferences and to generate new product ideas. We evaluate new ideas and seek to develop and acquire new products and improve existing products to satisfy marketplace requirements and changing consumer preferences. We design the style, features and functionality of our products to meet customer requirements for quality, performance, product mix and pricing.

     New products are those that require a new mold, have a new feature or benefit, or those that have not been in our product line previously. Adding features or providing a “fresh” look to existing products, either through design upgrades or creative packaging, is a necessity for maintaining consumer preferences, protecting existing retailer shelf space and maintaining acceptable price points. Applica launched over 50 new products in 2003 and 200 new products in 2002, most of which were refreshes. Some of the new products launched in 2003 include the Lids- Off Jar Opener, the Freshguard™ vacuum sealer and accessories, and the Gizmo™ Grater. New consumer products constituted 20% of our sales in 2003 and 18% of the sales in 2002.

Brands

     Applica licenses the Black & Decker® brand for use in marketing small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. In addition, Applica owns certain sub-brands, including Toast R Oven™, ProFinish™ and Quick N’ Easy™, and licenses Spacemaker™ for under the cabinet kitchen appliances. Applica continues to develop new sub-brands for product differentiation at the retail level, including Gizmo™, Freshguard™, SmartBrew™, Prestige™, Chill Buster™ and Silent Force™. Further, Applica has licenses from The Procter & Gamble Company to use the Tide® brand in all countries in the Western Hemisphere for the specially formulated Tide™ Ultrasonic Cleaning Fluid and the Home Cafe™ brand worldwide for the Black & Decker® single cup brewing machine.

     The major portion of Applica’s revenue is generated through the sale of Black & Decker® branded products, which represented approximately 70% and 62% of Applica’s total consolidated revenue in 2003 and 2002, respectively. The Black & Decker® brand has significant market share in the toaster oven, coffee maker and hand-held iron categories, as well as in can openers, hand mixers, food steamers, electric knives, food choppers and citrus juicers.

     The personal care category is targeted specifically at the salon segment under the Belson® brand and other private label programs. In addition, Applica also sells appliances and personal care products that are targeted to the hotel and hospitality industry through the distribution of the Jerdon® and First Class® brands of products.

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

Strategic Alliances

     Applica continues to pursue strategic alliances to further differentiate our products and to accelerate our growth. Such alliances may include brand development and product development alliances. Our current alliance with The Black & Decker Corporation encompasses brand development. Applica has worked closely with The Black & Decker Corporation to ensure that the Black & Decker® brand representation is seamless to the consumer.

     Additionally, Applica has entered into a joint product development relationship with The Procter & Gamble Company to develop, market, manufacture and distribute new products. We have developed two products and are in the process of reviewing other opportunities for joint product development with Procter & Gamble in household appliance categories. This relationship has initially been targeted to the Black & Decker® brand, but may be expanded to new brands and wider categories. As part of this relationship, we have developed two products: the Tide™ Buzz™ Ultrasonic Stain Remover and the Home Café single-cup coffee maker. We anticipate that these products will be launched in the second quarter of 2004.

     Both of these products provide the opportunity for recurring revenues through a consumable component. For the Tide™ Buzz™ system, Applica pays a license fee to Procter & Gamble for the use of the Tide™ brand name and will record all revenues related to the sale of the Tide™ Buzz™ Ultrasonic Cleaning Fluid. For Home Café, Applica has the opportunity to share in revenues received by Procter & Gamble from the sale of the beverage pods if certain targets for household penetration are met by the Home Café platform. Applica expects that it will not meet such targets until at least 2005. If such targets are not met by 2009, Applica will not receive any revenue related to the sale of beverage pods.

Raw Materials and Suppliers

     The raw materials used to manufacture our products are available from numerous suppliers in quantities sufficient to meet our normal requirements. Applica’s primary raw materials include plastic resin, electrical components, corrugated cardboard for cartons, steel, aluminum and copper. Because the majority of our raw materials are commodity based, they are available from at least two or more independent suppliers. Applica is not dependent upon any single foreign source for such materials, although the cost from alternative sources may be higher. We do not maintain long-term purchase contracts with our raw materials suppliers. Factors that are largely beyond our control, such as movements in commodity prices for specific raw materials, may affect the cost of these materials. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. We have recently experienced increases in the price of plastics, steel, aluminum, and copper.

     Applica purchased approximately 37% of its finished products from outside suppliers in 2003 and 24% in 2002. Although overall we have no significant concentration with any one supplier, certain individual products are made by single suppliers. Going forward, management intends to outsource the manufacture of more commodity-type household appliances to strategic sourcing partners in China, which will significantly increase the percentage of finished products purchased from outside suppliers. We do maintain long-term supply contracts with certain of these suppliers, however, production amounts are determined via separate purchase orders.

Intellectual Property

     Applica manufactures and distributes products with features for which we have filed or obtained licenses for trademarks, patents and design registrations in the United States and in several foreign countries. Our right to these patents and trademarks is a significant part of our business and our ability to create demand for our products is dependent to a large extent on our ability to capitalize on them. We also rely on unpatented proprietary manufacturing methodologies in our Mexican and Chinese manufacturing facilities.

     In June 1998, as part of our acquisition of the Black & Decker® Household Products Group, we licensed the Black & Decker® brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. In July 2001, Applica and The Black & Decker Corporation extended the trademark license agreement through December 31, 2006. Under the agreement as extended, Applica paid guaranteed minimum royalty payments to The Black & Decker Corporation of $5.0 million in 2003 and has agreed to pay $12.5 million in each year thereafter through 2006. Renewals of the license agreement, if mutually agreed upon, are for five-year periods. If Black & Decker does not agree to renew the license agreement, Applica has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. The Black & Decker Corporation has agreed not to compete in the four core product categories for a period of five years after the termination of the license agreement.

     Upon request, Black & Decker may elect to extend the license to use the Black & Decker® brand to certain additional products. In 2000 and 2001, Black & Decker extended the license to heaters, fans, humidifiers, dehumidifiers, air purifiers, deep fryers and bag sealers. In 2002, Black & Decker agreed to extend the license to ice cream makers and mixers. In 2003, the license was further extended to certain electronic pest and insect control products, the Tide™ Buzz™ stain removing appliance and vacuum bag sealers.

     Further, Applica has licenses from The Procter & Gamble Company to use the Tide® brand in all countries in the Western Hemisphere for the specially formulated Tide™ Buzz™ Ultrasonic Cleaning Fluid and the Home Cafe™ brand worldwide for the Black & Decker® single cup brewing machine.

     Applica owns the Littermaid® trademark for self-cleaning litter boxes and has extended the trademark for accessories such as litter, a litterbox privacy tent and waste receptacles. Applica owns two patents and has exclusive licenses to three other patents covering the Littermaid® litter box. The patents have been issued in the United States and a number of foreign countries.

     Additional important brand names that we own include Applica®, Windmere®, Jerdon® and Belson®. The Windmere® brand is targeted to electric kitchen appliances and to home environment products at the opening price point segment. Belson® and Jerdon®, and its sub-brand First Class®, are targeted to the personal care and hospitality markets. In addition, we acquired certain sub-brands used with our Black & Decker® products, including Toast R Oven™, ProFinish™ and Quick N’ Easy™ and licenses Spacemaker™ for under the cabinet kitchen appliances.

     On December 31, 2002, Applica terminated its license agreement for the White Westinghouse trademark on small electronic appliances.

Manufacturing

     China. Applica Durable Manufacturing Limited is Applica’s wholly owned Hong Kong subsidiary. Applica Durable operates in China through several processing arrangements with local governmental corporations in mainland China. The manufacturing facilities are located in Bao An County, Guangdong Province of China, which is approximately 60 miles northwest of central Hong Kong. Applica Durable provides the raw materials, technical know-how, design, training, management and supervision to the processing entities. The processing entities provide the factory premises, the land and the labor and are responsible for the processing, manufacturing and assembling of the products. Such entities operate solely for the benefit of Applica Durable. The Chinese facilities include five manufacturing plants located within a six mile radius, constituting approximately 1.5 million square feet.

     We are in the process of restructuring our Chinese facilities to focus primarily on products with proprietary technologies, such as the Tide™ Buzz™ Ultrasonic Stain Remover. As a result, in the first quarter of 2004, management closed one factory totaling approximately 437,000 square feet. We expect that the downsizing of the Chinese facilities will continue throughout 2004.

     Mexico. Applica Manufacturing, S. de R.L. de C.V., is Applica’s wholly owned Mexican manufacturing subsidiary, located in Queretaro, Mexico, which is approximately 150 miles northwest of Mexico City. The factory constitutes approximately 290,000 square feet and manufactures Black & Decker® branded products for distribution to both North America and Latin America. Its capabilities include product design and tool fabrication. The Mexican facility is certified under ISO 9001 standards. This location primarily manufactures toaster ovens, blenders, irons and coffee makers.

     We are in the process of restructuring our Mexican factory. As a result, in the fourth quarter of 2003, management made the decision to reduce headcount and output at our factory. We are continuing to explore options to lower costs in Mexico in 2004.

Customers

     Applica markets its products primarily through mass merchandisers, but also distributes to home improvement warehouses, specialty retailers, warehouse clubs, drug and grocery stores, department stores, television shopping channels, pet supply retailers, beauty supply stores, catalogers, independent distributors and military post exchange outlets, as well as through e-commerce websites. In 2003, Applica’s top three customers were Wal-Mart Stores, Inc., Target Corporation and Kmart Corporation. These customers accounted for approximately 44%, 39% and 38% of consolidated net sales in 2003, 2002 and 2001, respectively. Wal-Mart accounted for approximately 30%, 25% and 24% of our consolidated net sales in 2003, 2002 and 2001, respectively, and was the only customer that accounted for more than 10% of consolidated net sales in such years.

     In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart is one of Applica’s top three customers. Kmart emerged from Chapter 11 in May 2003. In 2003, 2002 and 2001, Applica had sales of $30.2 million, $43.5 million and $49.4 million, respectively, to Kmart Corporation.

     Additionally, in 2002, Service Merchandise Company, Inc. and Aisenstein & Gordon, Inc., a distributor, announced that they would cease continuing business operations and commence liquidation. In January 2003, PHD, Inc., a distributor and significant customer of Applica, was placed into involuntary bankruptcy, which PHD voluntarily converted to a liquidation under Chapter 11 of the U.S. Bankruptcy Code.

Sales, Marketing and Distribution

     Our internal marketing organization is comprised of five strategic business units: kitchen products, home products, personal care products, pet products and pest control products. Each business unit is responsible for product and category analysis, pricing strategy, promotions, key cooperative partnerships and overall category development. The business units develop products with all Applica markets in mind. The Canadian and Latin American marketplaces are able to take advantage of these key initiatives when appropriate and are staffed to provide both products and programs unique to their consumer base. We use media advertising, cooperative advertising and collateral materials to promote our products and develop brand awareness. Applica enhances the equity of key brands through design, promotion, quality initiatives and product functionality based on consumer feedback. The level of promotional effort targeted toward sales velocity and brand building is determined by the profitability of the category, the strategic importance of the brand and retailer plans.

     Applica’s products are sold principally by an internal sales staff. The sales teams for Wal-Mart Stores Inc. and Target Corporation are located in Bentonville, Arkansas and Minneapolis, Minnesota, respectively, to provide full sales operational support to our two biggest customers. We also have a regional sales office in Chicago, Illinois that manages a national network of sales management and account executives focused on all other key U.S. retailers. Each sales manager has primary coverage responsibility for certain retail accounts. We also use independent sales representatives, primarily in Central America and the Caribbean. Additionally, we use outside sales representatives for businesses outside of the kitchen and home categories. This strategy allows us to keep our costs variable, while giving us access to sales people that are knowledgeable about the categories. In addition to directing our marketing efforts toward retailers, we sell certain of our products directly to consumers through infomercials and our internet website.

     We distribute our kitchen products, home products, pet products and pest control products to retailers, including mass merchandisers, department stores, home improvement stores, warehouse clubs, drug chains, catalog stores and discount and variety stores. We market our personal care lines, professional salon appliances and hair care accessories to beauticians, barbers and stylists primarily through distributors in the United States and through professional beauty and barber retail stores in the U.S. and to the hospitality industry.

     Our policy is to maintain an inventory base to service the rapid delivery requirements of our customers. Because of manufacturing lead times and our seasonal sales, it is necessary that we purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel.

Backlog

     Applica’s backlog consists of commitments to order and orders for our products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptances of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of December 31, 2003, Applica had a backlog of approximately $39.4 million compared to $36.0 million as of December 31, 2002. As of March 1, 2004, Applica had a backlog of approximately $56.2 million. We do not believe that the amount of backlog orders is a significant factor in our business.

Seasonality

     Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third and fourth quarters of the fiscal year, primarily due to increased demand by customers in late summer for “back-to-school” sales and in the fall for holiday sales. The majority of our sales occur from July through November.

Competition

     The sale of small household appliances is characterized by intense competition. Competition is based on price and quality, as well as access to retail shelf space, product design, brand names, new product introductions, marketing support and distribution strategies. Applica competes with various domestic and international manufacturers and distributors, some of which have substantially greater financial and other resources than those of Applica. We believe that our future success will depend upon our ability to develop and distribute reliable products that incorporate developments in technology and satisfy customer tastes with respect to style and design. It will also depend on our ability to market a broad offering of products in each category at competitive prices.

     Primary competitive brands in the household appliance market include Hamilton Beach, Procter Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Salton, Kitchen Aid, Cuisinart, Krups, Braun and Rival. In addition, we compete with retailers who use their own private label brands for household appliances. Primary competitive brands in the personal care market include Conair, Helen of Troy and Remington and in the home environment market include Holmes, Patton, Pelonis, Honeywell, Duracraft, Bionaire and Lakewood. Primary competitive brands in the pet and pest market include Doskocil, Sunbeam, Coleman, Lentek and Mosquito Magnet.

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

     Throughout the world, most federal, state, provincial and local authorities require safety regulation certification prior to marketing electrical appliances in those jurisdictions. Within the United States, Underwriters Laboratory, Inc. (“UL”) is the most widely recognized certification body for electrical appliances. UL is an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards. We also use the ETL SEMKO division of Intertek for certification and testing of compliance with UL, as well as other nation- and industry-specific standards. We endeavor to have our products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.

     Certain of the products sold by Applica in the United States are also subject to the Fair Packaging and Labeling Act. We believe that in addition to complying with the Fair Packaging and Labeling Act, we comply with the applicable rules and regulations of the Federal Trade Commission and other federal and state agencies with respect to the content of advertising and other trade practices.

     Our pest control products are subject to various regulations, including regulations promulgated by the U.S. Environmental Protection Agency, as well as laws and regulations of the states and applicable state agencies.

Employees

     As of March 1, 2004, Applica had approximately 500 full-time employees in North America, approximately 125 full-time employees at its operations in Hong Kong and approximately 1,700 full-time employees in Mexico and South America. Applica Durable also manages approximately 11,000 employees who are employed by the mainland China processing entities. From time to time, Applica also uses the services of seasonal employees.

     In connection with the acquisition of the Black & Decker Household Products Group, Applica Manufacturing, S. de R.L. de C.V., Applica’s Mexican manufacturing subsidiary, assumed the obligations of Black & Decker, S.A. de C.V. under a collective bargaining agreement with the Single Workers Union of Black & Decker of the State of Queretaro, C.T.M. covering certain employees at our manufacturing plant in Queretaro, Mexico. The wage provisions of this collective bargaining agreement were renegotiated in the first quarter of 2004. To date, the union has not engaged in strikes or work stoppages against Applica. We believe that our relationships with both union and non-union employees continue to be good.

     In 2002, Applica closed its offices in Shelton, Connecticut and consolidated the engineering, sales and marketing functions at its Miami Lakes location. Certain back-office and supply chain functions in Canada and Latin America were also consolidated. These consolidations resulted in the reduction of approximately 70 employees worldwide. In the second half of 2003, Applica reduced the workforce at its Miami Lakes location and downsized its Mexico manufacturing operations. Additionally, we reduced our fixed costs and capacity in our Chinese facilities and closed one factory. These consolidations resulted in a headcount reduction of approximately 4,000 employees worldwide, including employees of the Chinese processing entities.

Termination of Common Stock Purchase Rights Plan

     In February 2003, the Board of Directors of Applica Incorporated voted to terminate Applica’s Common Stock Purchase Rights Plan. The plan was terminated by redeeming the rights that were issued under the Amended and Restated 1995 Common Stock Purchase Rights Agreement. The rights were redeemed at a price of $.00001 per right, payable in cash.

Other Matters

     Pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, Applica’s Annual Reports on Form 10-K, including this Form 10-K, as well as the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are filed electronically with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

     Additionally, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available from the Investor Relations link on our website. The website address is http://www.applicainc.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission. As required by the New York Stock Exchange, copies of the charters of the Audit, Compensation and Corporate Governance and Nominating Committees of our Board of Directors and our Conflict of Interest and Business Ethics and Code of Conduct policies will also be available on our website prior to the 2004 annual meeting of shareholders.

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

The Failure Of Our Growth Strategy Could Have A Material Adverse Effect On Our Business.

     As part of our growth strategy, we plan to:

•	introduce new products and further develop our brands;

•	capitalize on consumable goods that work with our products;

•	create long-term cost and quality advantages for our customers; and

•	optimize our supply chain.

     Our strategic objectives may not be realized or, if realized, may not result in increased revenue, profitability or market presence. Executing our strategy may also place a strain on our production, information technology systems and other resources. To manage growth effectively, we must maintain a high level of manufacturing quality and efficiency, properly manage our third party suppliers, continue to enhance our operational, financial and management systems, including our database management, inventory control and distribution systems, and expand, train and manage our employee base. We may not be able to effectively manage our growth in any one or more of these areas.

Increases In Cost And Unavailability Of Raw Materials And Components Will Reduce Our Profitability.

     Raw materials and components constitute a significant portion of our cost of goods. Factors that are largely beyond our control, such as movements in commodity prices for the specific materials we require, may affect the future cost of raw materials and components. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. Recently, we have experienced increases in prices of petroleum, as well as steel, aluminum and copper, which could continue in 2004.

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

Our Business Could Be Adversely Affected By Complications Resulting From Our Implementation Of The New ERP System Or Other New Computer Technologies We Install.

     We are in the process of implementing a significant enterprise resource planning system, or ERP system, along with other new technology, and complications from the project could cause considerable disruptions to our business. While significant testing will take place and the rollout will occur in stages, the period of change from the old system to the new system will involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues among our legacy systems all pose potential risks. Implementing data standards such as UCCnet and RFID, which our largest customers are requiring that we use, all involve significant effort across the entire organization. We expect this implementation to be completed in 2005. However, any delays of this implementation could impact our ability to do business and could result in higher implementation costs and reallocation of human resources.

     To support these new technology capabilities, we are building and supporting a much larger and more complex information technology infrastructure. Increased computing capacity, power requirements, back-up capacities, broadband network infrastructure and increased security needs are all potential fail points. We rely on other companies to maintain some of our infrastructure. Should they fail to perform due to events outside our control, it could affect our service levels and threaten our ability to conduct business. Natural disasters may disrupt our infrastructure and our disaster recovery process may not be sufficient to protect against loss.

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

     Due to the consolidation of the retail industry, our customer base has become relatively concentrated. Wal-Mart Stores, Inc., our largest single customer, accounted for approximately 30% of our 2003 consolidated net sales, 25% of our 2002 consolidated net sales and 24% of our 2001 consolidated net sales. Our top three customers accounted for approximately 44%, 39% and 38% of consolidated net sales in 2003, 2002 and 2001, respectively. Although we have long-established relationships with many of our customers, we do not have any long-term supply contracts and purchases are generally made using individual purchase orders. Additionally, certain of our larger customers are using their own private label brands on household appliances that compete with our products.

     We must receive a continuous flow of new orders from our large, high-volume retail customers; however, we may be unable to continually meet the needs of our customers. In addition, failure to obtain anticipated orders or delays or cancellations of orders or significant pressure to reduce prices from key customers could have a material adverse effect on us.

     In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories or require us to incur additional expenses to expedite delivery.

If We Are Unable To Renew The Black & Decker® Trademark License Agreement, Our Business Could Be Adversely Affected.

     As part of the acquisition of the Black & Decker Household Products Group, we licensed the Black & Decker® brand for use in marketing small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. The majority of our revenue is generated through the sale of Black & Decker® branded products, which represented approximately 70% and 62% of our total revenue in 2003 and 2002, respectively. In 2001, Applica and The Black & Decker Corporation extended the trademark license agreement through December 31, 2006. Renewals, if mutually agreed upon, are for five-year periods and will require the payment of minimum guaranteed royalties, which are currently $12.5 million annually.

Our Business Is Very Sensitive To The Strength Of The U.S. Retail Market And Weakness In This Market Could Adversely Affect
   Our Business.

     The strength of the retail economy in the United States has a significant impact on our performance. Weakness in consumer confidence and poor financial performance by mass merchandisers, warehouse clubs, department stores or any of our other customers would result in lost sales by us. A general slowdown in the retail sector, as happened in 2002 and 2003, would result in additional pricing and marketing support pressures on us.

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

     Currently, there is renewed activity within the Chinese government regarding the relationship between the renminbi, the Hong Kong dollar and the U.S. dollar. If these currencies are allowed to float freely, it could result in significant fluctuations in our product costs.

Our Business Involves The Potential For Product Recalls And Product Liability Claims Against Us.

     As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that could not be sold.

     We also face exposure to product liability claims in the event that one of our products is alleged to have caused property damage, bodily injury or other adverse effects. Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future. In addition, product liability claims may exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance.

     We are a defendant in four asbestos lawsuits in which the plaintiffs have alleged injury as the result of exposure to asbestos in hair dryers distributed by us over 20 years ago. Although we never manufactured such products, asbestos was used in certain hair dryers sold by us prior to 1979. There are numerous defendants named in these lawsuits, many of whom actually manufactured asbestos containing products. At this time, we have not confirmed coverage under our insurance policies for the asbestos lawsuits, but we are currently undertaking research to ascertain if coverage can be identified.

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

     In 2002 and early 2003, several large retail chains and distributors declared bankruptcy or liquidated, two of which were large customers of ours. We maintain credit protection on certain of our significant customers and continually monitor and evaluate our customer’s credit status. In addition, we attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing or liquidation by a key customer could have a material adverse effect on us.

We Operate A Significant Portion Of Our Business Outside Of The United States Which Subjects Us To Additional Risks.

     We manufacture a significant number of the products we sell in China and Mexico and obtain a significant proportion of the raw materials used in the manufacturing of our products outside the United States. We also have many products manufactured by third party suppliers outside of the United States. International operations are subject to risks including, among others:

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

     Additionally, our manufacturing facilities in China are operated under processing agreements with the local government. If changing conditions in China result in the termination of one or more of the processing agreements by the local government, it could have a material adverse effect on our business.

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

     In September 2003, a bipartisan group of U.S. senators introduced legislation that would impose a 27.5% duty on all imports from China until China stopped fixing the value of its currency, the renminbi, to the dollar. The legislation maintains that the renminbi is artificially pegged below its market value and therefore acts as a virtual trade barrier. Since 1994, China has pegged the renminbi at an exchange rate of 8.28 to the dollar. U.S. groups have argued that the peg makes China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. A House version of the bill was also introduced. Action has not been completed on either bills. We do not believe the legislations will be adopted in its current form. However, because a substantial number of our products are imported from China, the adoption of such legislation in its current or a similar form would have a material adverse effect on our business.

Our Business Could Be Adversely Affected By Retailer Inventory Management.

     Changes in retailer inventory management strategies could make inventory management more difficult for us. Because of our significant reliance on our factory in China and third party suppliers in the Far East, our production lead times are relatively long. Therefore, we generally commit to production in advance of customer orders. If retailers significantly change their inventory management strategies or if they or we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of warehousing inventory. Any of these results could have a material adverse effect us.

Our Future Success Requires Us To Develop New And Innovative Products On A Consistent Basis In Order To Increase Revenues And We May Not Be Able To Do So.

     We believe that our future success depends in part upon our ability to continue to make innovations in our existing products and to develop, manufacture and market new products, which generally carry higher margins. We may not be successful in the introduction, marketing and manufacture of any new products or product innovations and we may not be able to develop and introduce in a timely manner innovations to our existing products that satisfy customer needs or achieve market acceptance.

We Rely Heavily On Our Manufacturing Facilities To Manufacture And Assemble Our Products. An Extended Interruption In The Operation Of Any Facility Could Have An Adverse Impact On Our Operating Results.

     Approximately 63% of our consolidated net sales were derived from products manufactured or assembled at our manufacturing facilities located in China and Mexico in 2003 and 76% were derived from such facilities in 2002. These manufacturing facilities are subject to hazards that could result in material damage to any such facility. Any such damage to either facility, or prolonged interruption in the operations of either facility for repairs, labor disruption or other reasons, would have a material adverse effect on us.

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

Our Operating Results Can Be Affected By Seasonality.

     Our business is highly seasonal with operating results varying from quarter to quarter. We experience higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for our products in the late summer for “back-to-school” sales and in the fall for holiday sales. This seasonality has also resulted in additional interest expense to us during the third and fourth quarters of each fiscal year due to an increased need to borrow funds to maintain sufficient working capital to support such increased demand.

We Compete With Other Large Companies That Produce Similar Products.

     The markets for our products are highly competitive. We believe that competition is based upon several factors, including price, quality, access to retail shelf space, product features and enhancements, brand names, new product introductions, marketing support and distribution systems. We compete with established companies, a number of which have substantially greater facilities, personnel, financial and other resources than we have. We also compete with our retail customers, who use their own private label brands, and importers and foreign manufacturers of unbranded products. Some competitors may be willing to reduce prices and accept lower profit margins to compete with us. As a result of this competition, we could lose market share and sales, or be forced to reduce our prices to meet competition.

Our Debt Agreements Contain Covenants That Restrict Our Ability To Take Certain Actions.

     Our credit facility and the indenture for our 10% notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, and otherwise enter into certain transactions outside the ordinary course of business. Our credit facility also requires us to maintain a minimum borrowing base availability and meet certain financial tests. Our ability to continue to comply with these covenants and restrictions may be affected by events beyond our control. The breach of any of these covenants or restrictions would result in a default under the credit facility and the indenture, in which case our lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing the debt or cease to provide additional revolving loans or letters of credit, which could have a material adverse effect on our business.

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

     Additionally, many of our pest control products are subject to laws and regulations by state and federal environmental agencies. A determination that we are not in compliance with such rules and regulations could result in the prohibition of sales of our products and the imposition of fines.

Item 2. Properties

     The following table sets forth the principal operating facilities of Applica:

Location	Description	Area (Sq. Feet)

Miami Lakes, Florida	Headquarters, general administration, sales office,	140,000	Owned(1)
	engineering offices, warehouse and distribution	40,000	Leased
Man Fung, China	Manufacturing	250,000	Leased(2)
Sai Po Yuen, China	Manufacturing	208,000	Leased(2)
Man Cheung Po, China	Manufacturing	605,000	Leased(2)
Sun Kiu, China	Manufacturing	358,000	Leased(2)
Gong He, China	Manufacturing	63,000	Leased(2)
Queretaro, Mexico	Manufacturing, warehouse and office	290,000	Owned
Little Rock, Arkansas	Warehouse and distribution	562,000	Leased
Little Rock, Arkansas	Warehouse and distribution	245,000	Leased
Toronto, Canada	Sales office, warehouse and distribution	109,000	Leased
Hong Kong, China	General administration	49,000	Owned

(1)	In November 2003, Applica entered into an agreement to sell the executive offices located in Miami Lakes, Florida for $9.5 million. The sale is expected to close in July 2004. Applica intends to move to a smaller, leased building in the same geographical area.

(2)	These facilities are operated under processing agreements and leases with the local mainland Chinese governmental entities.

     We lease additional warehouse and office space in the United States, Canada and Latin America pursuant to short-term contracts. We also contract with third party distribution providers that furnish full service warehousing and shipping services. Applica has such arrangements in Miami, Tennessee, California, Puerto Rico, Mexico, Colombia, Venezuela, Chile, Peru and Argentina. Service contracts are typically short-term in nature, stable in pricing, and provide for specific performance requirements related to customer service.

     We believe our current facilities are adequate to meet our needs in the foreseeable future. If necessary, we may, from time to time, acquire, sell or downsize current facilities or lease additional facilities for warehousing and/or other activities.

     Applica closed its Shelton, Connecticut office in the third quarter of 2002 and is currently pursuing sublease arrangements for the 100,000 square feet of office space located there. Additionally, in the first quarter of 2003, Applica consolidated its sales office and warehouse space in Toronto, Canada. In the first quarter of 2004, Applica closed a 437,000 square foot manufacturing facility in China.

Item 3. Legal Proceedings

     Tilia Matters. In May 2003, Applica brought suit against Tilia International, Inc. in U.S. district court in Miami, Florida to invalidate certain patents held by Tilia relating to its home vacuum packaging products. Immediately thereafter, Tilia sued Applica in the U.S. district court in California for alleged patent infringement by Applica’s Black & Decker® branded vacuum packaging machine and accessories. The California district court action was voluntarily dismissed without prejudice by Tilia in favor of the district court proceeding in Florida. In January 2004, Applica amended its complaint to add allegations that Tilia has violated U.S antitrust laws. The Florida action is in its initial stages.

     In July 2003, Tilia filed a complaint against Applica and other parties with the International Trade Commission, known as the ITC, in Washington D.C. Tilia alleged infringement of its patent related to vacuum packaging machines and requested permanent relief in the form of an exclusion order. Tilia also sought preliminary relief, requesting a temporary exclusion order that would prevent Applica from selling its vacuum sealer product in the U.S. Tilia’s request for a temporary exclusion order was denied by the ITC in January 2004. Full trial before the ITC currently is scheduled for May 2004, with a final ITC decision expected in November 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Applica’s security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     Applica’s common stock, $0.10 par value, is listed for trading on the New York Stock Exchange under the symbol “APN.” The following tables set forth, for the periods indicated, the range of high and low closing prices for the common stock as reported on the New York Stock Exchange:

	Closing Price

	High	Low

2002
First quarter	$9.90	$5.00
Second quarter	$12.40	$8.44
Third quarter	$12.20	$4.30
Fourth quarter	$6.45	$4.26
2003
First quarter	$5.43	$4.26
Second quarter	$8.66	$4.85
Third quarter	$9.74	$6.05
Fourth quarter	$8.50	$6.42

     At March 1, 2004, there were approximately 900 holders of record of our common stock. The number of holders of record of the common stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders.

     Dividends. We are prohibited from declaring or paying cash dividends on our capital stock under the terms of our debt agreements. We did not pay any common stock dividends in 2003 or 2002, and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings to finance the expansion of our operations and for general corporate purposes.

     Termination of Common Stock Purchase Rights Plan. In February 2003, our Board of Directors voted to terminate Applica’s Common Stock Purchase Rights Plan. The plan was terminated by redeeming the rights that were issued under the Amended and Restated 1995 Common Stock Purchase Rights Agreement. The rights were redeemed at a price of $.00001 per right, payable in cash. There was one right attached to each outstanding share of common stock.

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

	2003		2002		2001		2000		1999

	(Dollars in thousands, except per share data)
Statement of Operations:
Net sales	$640,639		$727,356		$727,044		$748,751		$718,309
Equity in net earnings (loss) of joint ventures	$55,570	(1)	$(1,498)		$(128)		$(777)		$(12,894)
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	$25,370	(1)	$9,878		$(24,292)		$(22,758)		$21,020
Income tax expense (benefit)	$10,147		$4,826		$4,146		$(1,542)		$4,177
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	—		$(78,829)		—		—		—
Effective tax rate	40.0%		48.9%		(17.1)%		6.8%		19.9%
Net earnings (loss)	$15,223	(1)(2)	$(73,777	)(3)	$(28,438	)(4)	$(21,216	)(5)	$16,843	(6)
Balance Sheet:
Working capital	$178,470		$192,776		$228,124		$276,981		$263,315
Current ratio	2.7		2.8		3.0		3.3		3.1
Property, plant and equipment, net	$70,389		$76,963		$82,337		$78,200		$75,983
Total assets	$478,836		$521,665		$633,684		$707,935		$714,310
Long-term debt and other long terms liabilities	$137,964		$195,371		$225,726		$260,147		$243,807
Shareholders’ equity	$237,613		$219,128		$293,939		$324,474		$343,397
Per Share Data:
Earnings (loss) per common share – basic	$0.65	(1)(2)	($3.15	) (3)	($1.23	)(4)	$(0.92	)(5)	$0.75	(6)
Earnings (loss) per common share – diluted	$0.63	(1)(2)	($3.10	) (3)	($1.23	)(4)	$(0.92	)(5)	$0.72	(6)
Cash dividends paid	—		—		—		—		—
Book value at year end	$10.03		$9.33		$12.61		$14.06		$15.17
Return on average equity	6.70%		(28.8)%		(9.2)%		(6.4)%		5.1%

(1)	During 2003, Applica recorded equity in net earnings of its joint venture in which Applica owns a 50% interest of $55.6 million ($33.4 million, net of tax).

(2)	Also during 2003, Applica recorded:

•	an impairment charge of $7.2 million ($4.3 million, net of tax) in connection with an intangible asset related to the Black & Decker® trademark;

•	expenses of $6.9 million ($4.1 million, net of tax) related to the retrenchment of the Mexican and Chinese manufacturing facilities;

•	repositioning and other charges of $4.7 million ($2.8 million, net of tax) related to accrued rental expenses at the Shelton, Connecticut facility, which was closed in the third quarter of 2002;

•	expenses in an aggregate amount of $3.9 million ($2.3 million, net of tax) related to the early extinguishment of $65.0 million of the 10% notes; and

•	a reversal of $4.1 million ($2.5 million, net of tax) in product recall related expenses recorded in cost of sales.

(3)	In January 2002, Applica applied the provisions of SFAS 142 “Goodwill and Other Intangible Assets”. Based on its impairment tests, Applica recognized an adjustment of $121.3 million ($78.8 million, or $3.31 per share, net of tax on a full year and fully diluted basis) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value. In addition, repositioning expenses of $10.6 million relating to the infrastructure consolidation were incurred. These expenses did not qualify for accrual at December 31, 2001.

(4)	In the fourth quarter of 2001, Applica took charges relating to several events in the aggregate amount of $28.2 million. These charges included:

•	$13.4 million related to a product recall;

•	$6.8 million related to its infrastructure consolidation;

•	$5.2 million of such charges related to Applica’s execution of a new four-year senior secured revolving credit facility and the write-off of fees and expenses associated with the terminated credit facility; and

•	$1.5 million related to the devaluation of the Argentinean peso and $1.0 million related to the settlement of the shareholder class action litigation.

(5)	Includes primarily non-cash charges totaling $37.7 million ($32.6 million, or $1.42 per share, net of tax). Such charges include:

•	a repositioning charge of $34.1 million, of which $30.1 million was included in cost of goods sold and $4.0 million was included in selling, general and administrative expenses; and

•	a loss on asset held for sale of $3.6 million.

The $32.6 million after-tax effect of the charges has been adjusted to include a tax valuation allowance of approximately $4.5 million related to certain U.S. foreign tax credits, contributions and state net operating loss carryforwards, which expire in five years or less.

(6)	Includes an adjustment of $1.5 million ($0.9 million after tax) related to the reversal of a portion of the 1998 repositioning charge. Also includes a charge of $12.6 million ($8.3 million after tax) primarily for the write-down of Applica’s remaining investment in Newtech Electronics Industries, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion of our financial conditions and results of operations should be read in conjunction with our financial statements and the related notes included in Schedule I to this Annual Report on Form 10-K. This discussion contains forward-looking statements. Please see “Risk Factors” in Item 1. Business above for a discussion of the uncertainties, risks and assumptions associated with these statements.

     Applica is a marketer, distributor and manufacturer of a broad range of branded and private-label small electric consumer goods. Applica markets, distributes and manufactures kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, its own brand names, such as Windmere®, LitterMaid® and Applica®, and other private-label brand names. Applica’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

     We operate manufacturing facilities in China and Mexico. In 2003 and 2002, approximately 63% and 76%, respectively, of the products sold by Applica were manufactured in such facilities. In addition, we manufacture products for other consumer products companies, which we refer to as contract manufacturing. Management is currently focused on restructuring our manufacturing facilities to focus on more innovative, proprietary products. We are outsourcing more commodity-type products to strategic sourcing partners in China, which will significantly decrease the percentage of products manufactured at our own facilities.

     In the fourth quarter of 2000, Applica entered into a joint product development relationship with The Procter & Gamble Company to develop, manufacture, market and distribute new products. We have entered into agreements related to two products and are in the process of reviewing other opportunities for joint product development with Procter & Gamble in household appliance categories. This relationship has initially been targeted to the Black & Decker® brand, but may be expanded to new brands and wider categories. We anticipate that the first new products developed will be launched in the second quarter of 2004.

     In June 1996, Applica made a $1.3 million investment representing a 50% interest in Anasazi Partners L.P. In the fourth quarter of 2002, Anasazi engaged an investment banker to pursue exit strategies for its equity investment in ZonePerfect Nutrition Company. In July 2003, the ZonePerfect Nutrition Company was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow at December 31, 2003. In August 2003, Applica received a cash distribution from Anasazi of $51.4 million related to the sale, which reduced Applica’s investment in Anasazi. In the second half of 2003, the general partner of Anasazi Partners L.P. began the process of liquidating the remaining partnership investments and dissolving the partnership, which is expected to be completed in the first quarter of 2004.

     During 2003, we purchased $65.0 million of our 10% notes. As of December 31, 2003, the outstanding balance was $65.0 million. In February 2004, we purchased an additional $4.25 million of the 10% notes.

     In September 2003, a bipartisan group of U.S. senators introduced legislation that would impose a 27.5% duty on all imports from China until China stopped fixing the value of its currency, the renminbi, to the dollar. The legislation maintains that the renminbi is artificially pegged below its market value and therefore acts as a virtual trade barrier. Since 1994, China has pegged the renminbi at an exchange rate of 8.28 to the dollar. U.S. groups have argued that the peg makes China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. A House version of the bill was recently introduced. Action has not been completed on either bill. We do not believe the legislation will be adopted in its current form. However, because a substantial number of our products are imported from China, the adoption of such legislation in its current or a similar form would have a material adverse effect on our business. In response to the proposal of such legislation, there is renewed activity within the Chinese government regarding the relationship between the renminbi, the Hong Kong dollar and the U.S. dollar. If these currencies are allowed to float freely, it could result in significant fluctuations in our product costs.

     In May 2002, Applica acquired Weitech, Inc. for a total of $20.0 million, including cash and notes. Weitech’s business involved the design, manufacturer and distribution of pest control products that emit high frequency sound waves. The results of operations of Weitech, Inc. were included in the accompanying consolidated statement of operations from the date of the acquisition.

Outlook

     We intend to update this “Outlook” section in our Quarterly Reports on Form 10-Q subsequently filed with the SEC; however, Applica disclaims any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     Management anticipates that sales for the year ended December 31, 2004 will be between $710 million and $730 million. Earnings per diluted share for 2004 is expected to be between $0.80 and $1.00.

     The increased sales volume is expected to result from the introduction of the Home Café single-cup brewing system and the Tide Buzz ultrasonic stain removal system (both of which were co-developed with The Procter & Gamble Company), as well as increases in sales of other new Black & Decker® branded products.

     Management expects gross margins to expand in 2004 as a result of the cost reduction and retrenchment work undertaken in 2003 and a greater proportion of higher margin, new products to be launched in 2004. Management anticipates that gross margins will be approximately 35% in 2004.

     Management expects that selling, general and administrative operating expenses will increase in amount in 2004, but remain at approximately 29% of sales. Variable cost categories will increase because of higher sales volume. Additionally, minimum royalties on the Black and Decker® branded products will increase to $12.5 million in 2004 from $5.0 million in 2003. Management is planning to increase advertising and promotional spending by $11.0 million. These expenses will be partially offset by a decrease of approximately $7.2 million in amortization expense.

     Management anticipates that interest expense will continue to decrease to approximately $9.0 million for 2004.

     Capital expenditures are planned to be approximately $22.0 million, driven by new products and the information technology initiative. Management expects that capital expenditures for our manufacturing operations will decrease in 2004.

     For the quarter ended March 31, 2004, we believe that sales will be between $125 million and $130 million and there will be a loss per share of $0.13 to $0.18. Management will continue to downsize both the Mexican and Chinese manufacturing facilities and expects to incur up to an additional $3.0 million in severance costs and non-cash asset write-offs in the first quarter of 2004, which did not qualify for accrual at December 31, 2003.

Use of Estimates and Critical Accounting Policies

     Applica’s accounting policies are more fully described in Note A of Notes to Consolidated Financial Statements included in Schedule I hereto. As disclosed in Note A, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Applica believes that of its critical accounting policies, the following had a significant effect on the operations for 2003 and 2002.

     Applica performs goodwill impairment tests on at least an annual basis and more frequently in certain circumstances. Applica cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill that totaled $62.8 million at December 31, 2003 and 2002. For example, such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on Applica’s customer base, or a material negative change in its relationships with significant customers. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. Applica will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. During the first quarter of 2002, Applica recorded a write-down of its goodwill of $121.3 million ($78.8 million, net of tax). Applica performed its annual fair value assessment as of June 30, 2003 and no impairment was noted. As the result of lower than expected sales of certain core categories of Black & Decker® branded products in the third and fourth quarters of 2003, Applica also performed a fair value test as of December 31, 2003. However, no impairment was noted.

     Applica reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. Applica recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During 2003, in connection with an intangible asset related to the Black & Decker® trademark, management determined that a triggering event had occurred in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. Applica performed a benefit analysis by calculating the expected effective royalty rate in 2004 through 2006, taking into account the minimum royalties, as well as the projected sales of Black and Decker branded products. Based on the benefit analysis, Applica recorded an impairment charge of $7.2 million to write off the unamortized book value of the intangible asset.

     Applica is also subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in Applica’s financial statements or tax returns. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. At December 31, 2003, Applica had deferred tax assets in excess of deferred tax liabilities of $68.7 million. Applica determined that it was more likely than not that $61.3 million of such assets will be realized, resulting in a valuation allowance of $7.4 million as of December 31, 2003. Applica evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made. During 2004, Applica expects that taxing authorities may complete tax audits currently underway. The final outcome of these future tax consequences, tax audits, and changes in regulatory tax laws and rates could materially impact Applica’s financial statements.

     Applica records allowances for estimated losses resulting from the inability of our customers to make required payments on their balances. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, publicly available information regarding our customers and the inherent credit risk related to them, information from subscription based credit reporting companies, trade association data and reports, current economic trends and changes in customer payment terms or payment patterns. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required, resulting in write-offs that are not included in the allowance for doubtful accounts at December 31, 2003.

     Applica is subject to various legal proceedings, product liability claims and other claims in the ordinary course of its business. During 2003, Applica had an increase of $5.6 million in legal expenses, which were primarily associated with the Tilia-related litigation matters. With respect to product liability, Applica estimates the amount of ultimate liability in excess of applicable insurance coverage based on historical claims experience and current claim amounts, as well as other available facts and circumstances. We believe that the amount of ultimate liability of our current litigation matters, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

     Estimates in connection with specific events have a significant effect on accruals for, among others, the consolidation of operations, plant closings, reduction in employees and product recalls. Estimates have also been required with respect to our investment in a joint venture investment partnership, Anasazi Partners, L.P. Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Historically, changes to these estimates have not had a material impact on our financial condition but have significantly affected operations from time to time. However, circumstances could change which may alter future expectations.

Results of Operations

     The operating results of Applica expressed as a percentage of sales and other revenues are set forth in the table below:

	Year Ended December 31,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods sold	71.7	68.6	71.6
Product recall expenses (credit)	(0.6)	—	1.8

Gross profit	28.9	31.4	26.6
Selling, general and administrative expenses:
Operating expenses	29.1	26.3	25.0
Repositioning charges and other charges	0.7	1.4	2.1
Impairment and intangible asset	1.1	—	—

Operating earnings (loss)	(2.0)	3.7	(0.5)
Other income (expense)	(2.7)	(2.1)	(2.8)

Earnings (loss) before equity in net earnings (loss) of joint venture and income taxes	(4.7)	1.6	(2.8)

Equity in net earnings (loss) of joint ventures	8.7	(0.2)	0.0

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	4.0	1.4	(3.3)
Income tax expense (benefit)	1.6	0.7	0.6

Earnings (loss) before cumulative effect of change in accounting principle	2.4	0.7	(3.9)

Cumulative effect of change in accounting principle, net of tax	—	(10.8)	—

Net earnings (loss)	2.4%	(10.1)%	(3.9)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Sales. Sales decreased by $86.8 million to $640.6 million, a decrease of 11.9% over 2002. Sales to Wal-Mart Stores, Inc., our largest customer, accounted for 29.8% and 24.5% of total sales for the 2003 and 2002 periods, respectively. For the year ended December 31, 2003:

•	contract manufacturing decreased by $51.0 million to $28.2 million;

•	sales of Windmere® and other branded products decreased by $14.4 million to $49.9 million;

•	sales of White Westinghouse® products decreased by $14.7 million (no such products were sold in 2003);

•	sales of Black & Decker® branded products decreased by $4.5 million to $448.4 million; and

•	total sales of Littermaid®, Weitech (pest control), Belson® (personal care) and Jerdon® (hospitality) branded products decreased by $2.2 million to $114.1 million.

     In 2003, contract manufacturing decreased as the result of a planned de-emphasis on production of products for customers that would be in direct competition with products produced for sale under our brand names. Additionally, sales of Windmere® and other branded products decreased as the result of the continued de-emphasis of Windmere® branded products and lower sales to key retailers.

     Decreases in the sales of Black & Decker® branded products in 2003 were primarily the result of losses of market share in irons and toaster ovens. These decreases were partially offset by increased sales of new products under the Black & Decker® brand in the fourth quarter of 2003.

     In June 2000, Kmart Corporation exercised its option to terminate its long-term supply contract with Applica for the sale of White-Westinghouse® consumer electronic products in the United States. The termination was effective on June 30, 2002. On December 31, 2002, Applica terminated the White Westinghouse license agreement. Sales of White Westinghouse branded products totaled $14.7 million in 2002.

     We expect sales of Black & Decker® branded products to increase in 2004 as the result of the introduction of several new products, including the Home Café™ single-cup brewing system and the Tide™ Buzz™ ultrasonic stain removal system, both of which were co-developed with The Procter & Gamble Company. Additionally, in 2004, we anticipate that the majority of the pest control products will be marketed under the Black & Decker® brand name and we will introduce new items under the Gizmo™ sub brand.

     In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart is one of Applica’s top three customers. Kmart emerged from Chapter 11 in May 2003. In 2003 and 2002, Applica had sales of $30.2 million and $43.5 million to Kmart Corporation.

     In July 2002, Aisenstein & Gordon, Inc. (“A&G”), a distributor, announced that it would cease continuing business operations and undertake an out-of-court liquidation. In 2002, Applica had sales of $2.7 million to A&G. Applica had outstanding receivables from A&G of approximately $1.7 million and, in connection with the liquidation, received approximately $160,000 on such receivables.

     In January 2003, PHD, Inc., a distributor and significant customer of Applica, was placed into involuntary bankruptcy, which PHD voluntarily converted to a liquidation under Chapter 11 of the U.S. Bankruptcy Code. In 2002, Applica had sales of $13.4 million to PHD, Inc. and its subsidiaries. At the date of the bankruptcy filing, Applica had outstanding receivables of approximately $4.3 million, which were fully reserved at December 31, 2003.

     Product Recall Expenses. In February 2002, Applica Consumer Products, Inc., in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® T1200 and T1400 toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. In 2001, Applica took a charge to cost of sales of $13.4 million relating to the estimated expenses of such recalls. In 2003 and 2002, $638,000 and $8.7 million were charged against the accrual, respectively. During 2003, recall claims continued to diminish considerably. In the fourth quarter of 2003, management determined that an accrual related to the product recall was no longer required and $4.1 million of such accrual was reversed and was included as a reduction of cost of sales.

     Gross Profit. Applica’s gross profit decreased by $43.1 million to $185.3 million in 2003 as the result of lower sales volume and lower gross profit margins. Applica’s gross profit margin decreased to 28.9% for the year ended December 31, 2003 as compared to 31.4% for 2002. The gross profit margin decrease was primarily attributed to:

•	unabsorbed overhead at our factories related to lower production levels;

•	$6.9 million in manufacturing retrenchment costs incurred in the fourth quarter of 2003, and

•	a poor product mix.

     These decreases were partially offset by the reversal of $4.1 million related to the 2001 product recall accrual.

     We are continuing to reduce fixed costs and capacity in our Chinese factories and to focus on products with proprietary technologies and higher margins. We are planning to outsource the more commodity-type products to strategic sourcing partners within China, thus reducing the percentage of our products made at our manufacturing facilities. We have reduced the labor force in our Applica Durable facilities and are in the process of closing one factory, which resulted in additional retrenchment costs of approximately $3.8 million in the fourth quarter of 2003.

     Additionally, we recently downsized our Mexico manufacturing operations and moved production of certain items to China. In the fourth quarter of 2003, Applica incurred approximately $3.1 million in retrenchment expenses.

     Management will continue to downsize both the Mexican and Chinese manufacturing facilities and expects to incur up to an additional $3.0 million in retrenchment costs in the first quarter of 2004, which relate to expenses that did not qualify for accrual at December 31, 2003.

     Selling, General and Administrative Expenses.

          Operating Expenses. Operating expenses for Applica decreased $4.6 million, or 2.4%, for the year ended December 31, 2003 to $186.6 million as compared to 2002. Such expenses increased as a percentage of sales to 29.1% from 26.3% in the 2002 period primarily as the result of lower sales volume. In 2003:

•	bad debt expenses decreased $8.9 million;

•	Applica experienced a decrease in expenses of $5.0 million as the result of the 2002 consolidation of certain facilities in North and Latin America; and

•	advertising and promotion expenses decreased by $2.8 million.

     These decreases were partially offset by:

•	increases of $5.6 million in legal expenses (primarily related to the Tilia litigation);

•	increases of $4.2 million in royalty expenses; and

•	increases of $3.1 million in consulting expenses related to information technology improvements and the implementation of a new enterprise resource planning system.

     Minimum royalties under the license agreement with The Black & Decker Corporation will increase by $7.5 million in 2004. Additional royalty expenses may be incurred depending on higher sales volume. Additionally, management expects to continue to incur significant legal expenses in connection with the Tilia litigation and increases in advertising and promotional expenses.

          Repositioning and Other Charges. In 2003, Applica incurred additional expenses of $4.7 million relating to its previous decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida. Applica was unable to rent a majority of the facility for the remainder of its lease as originally planned. For the year ended December 31, 2002, Applica incurred expenses of $10.6 million relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. Such consolidation was completed in the third quarter of 2002.

     Impairment of Intangible Asset. In June 1998, Applica acquired the household products group of The Black & Decker Corporation for $319.8 million in cash and assumed certain related liabilities. As part of the acquisition, Applica acquired the right to use the Black & Decker® trademark in four product categories: garment care, cooking, food preparation and beverage. Applica has the right to sell products under this license agreement in North America, Central America, and South America, excluding Brazil. The excess of the purchase price over the estimated fair value of the acquired net assets was $228.8 million, of which $47.2 million was allocated to an intangible asset related to the Black & Decker® trademark and the remaining $181.6 million was allocated to goodwill. The $47.2 million assigned to the fair value of the intangible asset was based on a benefit performed by Applica as of June 1998. For the first five years (through June 30, 2003), the license was on a royalty free basis for the core product categories. Mutually agreed upon renewals were to be at the stated royalty rate, along with specified minimum royalty payments. The agreement provided for an initial period of five years, with a subsequent five-year extended term and up to three additional five-year extensions.

     Beginning in 2002, sales of Black & Decker® branded products under the original four product categories started to decrease significantly and continued through December 31, 2003. Sales of Black & Decker® branded products under the original four product categories for 2003, 2002, and 2001 were $399 million, $429 million and $446 million, respectively. As a result of the continuation of the lower sales of Black & Decker® branded products in the four core product categories in the third and fourth quarter of 2003 (which are Applica’s busiest quarters due to the seasonality of our business), management determined that a triggering event had occurred in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, Applica performed a benefit analysis by calculating the expected effective royalty rate in 2004 through 2006, taking into account the minimum royalties as well as the projected sales of Black & Decker® branded products under the original four categories. Based on the benefit analysis, management believes that there is no remaining value in the initial intangible asset as of December 31, 2003. Accordingly, Applica recorded an impairment charge of approximately $7.2 million to write off the unamortized book value of the intangible asset. The impairment charge is reflected in the fourth quarter of 2003 because the decreased fourth quarter sales provided further confirmation of an impairment. Pursuant to the requirements of SFAS 144 and as a result of Applica’s benefit analysis, the impairment charge is classified as a component of income from operations.

     Interest Expense. Interest expense decreased by $3.6 million, or 20.5%, to $14.0 million for the twelve months ended December 31, 2003, as compared to $17.6 million for 2002, as the result of lower debt levels and lower average interest rates. The lower debt levels and lower interest rates resulted from the redemption of $65.0 million of the 10% notes. In 2004, assuming interest rates remain at current levels, management expects interest expense to decrease approximately $5.0 million as a result of the 2003 note redemptions and additional redemptions anticipated in 2004.

     Loss On Early Extinguishment of Debt. In July, October and November 2003, Applica redeemed a total of $65.0 million of its $130.0 million 10% Senior Subordinated Notes due 2008. The notes were redeemed, primarily using the cash proceeds from the distribution of earnings by the Anasazi joint venture, at prices between 103% and 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. The cost of the redemption of the notes includes $2.8 million in prepayment premiums and approximately $1.1 million related to the write-off of deferred financing costs. In February 2004, Applica redeemed an additional $4.25 million of the 10% notes. The cost of the February redemption includes $200,000 in prepayment premiums and deferred financing costs related to the write-off.

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

     Equity in Net Earnings (Loss) of Joint Venture. The equity in net earnings (loss) of joint venture increased from a $1.5 million loss in 2002 to a gain of $55.6 million in 2003. The equity in net earnings resulted primarily from a gain in the fair value of an investment in ZonePerfect Nutrition Company held by Anasazi Partners L.P., a partnership owned 50% by Applica.

     In the fourth quarter of 2002, Anasazi engaged an investment banker to pursue exit strategies for Anasazi’s equity investment in ZonePerfect Nutrition Company. In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow. Payment of $10.0 million of the amount held in escrow is contingent on the performance of a negotiated matter and no portion thereof has been reflected in Applica’s earnings.

     In August 2003, Applica received a cash distribution from Anasazi of $51.4 million resulting from the sale of ZonePerfect, which reduced Applica’s investment in Anasazi. Pursuant to an agreement between Applica and the other 50% partner of Anasazi, Applica receives a disproportionate share of the earnings related to the sale of the investment in ZonePerfect. The funds held in escrow are to be released to the sellers, including Anasazi, at 18 and 24 months from date of closing, subject to any adjustments to the escrowed funds for breaches of representations and warranties. Management of Anasazi believes that Anasazi is entitled to receive additional amounts with respect to the contingent negotiated matter. Upon agreement with the purchaser of ZonePerfect, or release of the related funds from escrow, Applica expects to record additional earnings of approximately $3.7 million.

     The remaining investments of Anasazi Partners include certain privately traded securities whose values have been estimated by the general partner in the absence of readily ascertainable market values. Fair value of these securities may differ significantly from the values that would have been used had a ready market for the securities existed. In July 2003, the general partner of Anasazi Partners L.P. began the process of liquidating the remaining partnership investments and dissolving the partnership, which is expected to be completed in the first quarter of 2004.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For 2003, Applica had an effective tax rate of 40%. The change in tax rate from 2002 resulted from a reduction in permanent differences, such as foreign exchange translation losses. Applica expects its future effective tax rate to approximate 40%.

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

     Earnings Per Share. Basic shares for the periods ended December 31, 2003 and 2002 were 23,572,857 and 23,415,186, respectively. Included in diluted shares are the dilutive effect of common stock equivalents relating to stock options of 424,703 for the year ended December 31, 2003 and 403,275 for the year ended December 31, 2002. Potential common stock equivalents at December 31, 2003 and 2002 were 1,494,685 and 642,964 with exercise prices ranging from $6.75 to $31.69 per share and $7.60 and $31.69 per share, respectively.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net Sales. Sales for Applica remained flat at $727.4 million compared to $727.0 million in 2001. For the year:

•	contract manufacturing increased $17.8 million to $79.2 million;

•	sales of pest control products were $15.7 million (no pest control products were sold in 2001); and

•	total sales of Littermaid®, Belson® (personal care) and Jerdon® (hospitality) branded products increased by $7.2 million to $100.6 million.

     These increases were offset by the following:

•	sales of Windmere® branded and other products of decreased by $23.4 million to $64.3 million;

•	sales of White Westinghouse® products decreased by $8.6 million to $14.7 million; and

•	sales of Black & Decker® branded products decreased $8.3 million to $452.9 million.

     In 2002, sales of Black & Decker® branded products increased $7.1 million in North American, but decreased $15.4 million in Latin America. Sales to Wal-Mart Stores, Inc., our largest customer, accounted for 24.5% and 24.3% of total sales for the 2002 and 2001 periods, respectively.

     In June 2000, the Kmart Corporation exercised its option to terminate its long-term supply contract with Applica for the sale of White-Westinghouse® consumer electronic products in the United States. The termination was effective on June 30, 2002. On December 31, 2002, Applica terminated the White Westinghouse® license agreement. Sales of White Westinghouse® branded products totaled $14.7 million in 2002 and $23.3 million in 2001.

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

     In January 2003, PHD, Inc., a distributor and significant customer of Applica, was placed into involuntary bankruptcy, which PHD voluntarily converted to a liquidation under Chapter 11 of the U.S. Bankruptcy Code. In 2002 and 2001, Applica had sales of $13.4 million and $12.9 million, respectively, to PHD, Inc. and its subsidiaries. At the date of the bankruptcy filing, Applica had outstanding receivables of approximately $4.3 million, which were fully reserved at December 31, 2002 and 2003.

     Gross Profit Margin. Applica’s gross profit margin was 31.4% in 2002 as compared to 26.6% for 2001. The gross profit margins increased as Applica experienced an improved product mix during 2002 and higher production levels at its manufacturing facilities.

  Selling, General and Administrative Expenses.

     Operating Expenses. Operating expenses for Applica increased $9.4 million, or 5.2%, in 2002 to $191.2 million as compared to $181.8 in 2001. Such expenses increased as a percentage of sales to 26.3% from 25.0% in the 2001 period. In 2002, advertising and promotion expenses increased $10.3 million, largely as the result of increased television promotion to support new product introductions. Additionally:

•	our bad debt expenses increased by $6.6 million, as we experienced the credit deterioration of two of our major distributors,

•	we experienced a $2.2 million foreign exchange loss primarily related to the devaluation of certain Latin American currencies,

•	payroll and severance expenses increased by $1.5 million, and

•	selling and other expenses increased by $400,000.

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

Financial Condition

Liquidity

     Applica’s financial condition and liquidity remained adequate as of December 31, 2003. Cash and cash equivalents amounted to $12.7 million at December 31, 2003 compared to $7.7 million at December 31, 2002. The increase in cash and marketable securities was primarily the result of higher collections during the last few days of the year and the timing of expenditures. Any excess cash in the United States is used to pay down Applica’s borrowings under its domestic credit facility on the next business day.

     Operating Activities. Operations generated cash of $27.5 million for the year ended December 31, 2003, as compared to $52.0 million net cash provided in the year ended December 31, 2002. The decrease in operating cash flows from the prior year was principally due to lower operating earnings of $39.7 million, partially offset by a decrease in working capital (which is comprised of current assets less current liabilities) of $14.3 million.

     As part of its capital management focus, Applica reviews certain working capital metrics. For example, management evaluates accounts receivable and inventory levels through the computation of day’s sales outstanding and inventory turns. The number of day’s sales outstanding as of December 31, 2003 decreased by approximately seven days as compared to the prior period. This decrease in average days sales outstanding, coupled with lower sales volume, resulted in a source of cash of $13.3 million. Average inventory turns during 2003 decreased from the prior period due to lower than forecasted sales during the year. However, through focused inventory management in the fourth quarter of 2003, we decreased our inventory resulting in a source of cash of $2.8 million for the year ended December 31, 2003.

     Investing Activities. For the year ended December 31, 2003, investing activities generated cash of $33.4 million compared to $31.5 million of cash used in 2002. Cash flow from investing activities benefited from the cash proceeds of $51.4 million received from Anasazi Partners L.P., our 50% joint venture, in connection with the sale of its investment in Zone Perfect Nutrition Company. In addition, investing activities for the year ended December 31, 2002 included a payment of $17.0 million in connection with the acquisition of Weitech, Inc.

     Applica makes capital expenditures primarily for new product development and maintenance of its manufacturing facilities. In addition, Applica is undergoing a major upgrade of its information technology infrastructure, including the installation of a new enterprise resource planning system. Capital expenditures for 2004 are expected to be approximately $22.0 million allocated as follows:

•	$7.5 million for new products;

•	$6.7 million for information technology;

•	$5.1 million for maintenance at our manufacturing facilities; and

•	$2.2 million for other improvements, such as supply chain enhancements.

     Applica plans to fund such capital expenditure from cash flow from operations and, if necessary, borrowings under its credit facilities.

     Financing Activities. Net cash used in financing activities was $58.8 million in 2003, compared to cash used of $30.6 million in 2002. The increase in cash used in financing reflects Applica’s redemption of $65.0 million of its 10% notes at a redemption price of approximately $68.0 million. The notes were redeemed primarily using the cash distribution received from Anasazi Partners. There were no such redemptions in 2002. The increase was partially offset by net borrowings under lines of credit of $7.8 million in 2003, as compared to net payments of $38.1 million in 2002.

     We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest and to service debt.

     Management continues to review its opportunities to repurchase additional 10% notes depending on several factors, including availability under Applica’s credit facility, the market price of the 10% notes and projected free cash flow.

Capital Resources

     Applica’s primary sources of short-term capital are its cash flow from operations and borrowings under its credit facilities. Applica’s current domestic credit facility is a $205 million asset-based senior secured revolving credit facility maturing December 28, 2005. As of March 1, 2004, Applica was borrowing approximately $30.9 million under the facility and had approximately $47.1 million available for future cash borrowings, based on Applica’s collateral value. Advances under the facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit, with approximately $1.7 million outstanding under the limit as of March 1, 2004.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s leverage ratio and set at 2.00% at December 31, 2003 and 2.00% at March 1, 2004), which was 3.12% at December 31, 2003 and 3.10% at March 1, 2004; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s leverage ratio and was zero at December 31, 2003 and March 1, 2004), which was 4.00% at December 31, 2003 and 4.00% at March 1, 2004.

     Management expects its borrowing margins to increase to 2.35% (for LIBOR loans) and 0.35% (for Base Rate loans) during March 2004. This increase is a result of an increase in our leverage ratio.

     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based on Applica’s leverage ratio and was zero at December 31, 2003 and at March 1, 2004), which was 4.00% at December 31, 2003 and 4.00% at March 1, 2004.

     Certain of Applica’s foreign subsidiaries have approximately $14.5 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. As of December 31, 2003, there were no amounts outstanding under the working capital lines and $258,000 outstanding under the letter of credit lines. As of March 1, 2004, there were no amounts outstanding under the working capital lines and $300,000 under the letter of credit lines.

     In addition, Applica has senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and mature on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, on or after July 31, 2003 at various redemption prices. During 2003, we repurchased $65.0 million of these notes. As of December 31, 2003, the outstanding balance was $65.0 million. In February 2004, we repurchased an additional $4.25 million of 10% notes. See Note G of the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K for more detailed information regarding Applica’s borrowings.

     On September 28, 2002, Applica entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. The agreements allow Applica to transfer to CIT, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. These arrangements are strictly for the purpose of insuring selected receivables. At December 31, 2003 and 2002, $16.5 million and $4.4 million of accounts receivable were insured under this arrangement.

     In April 2002, Applica Consumer Products, Inc. entered into a five-year $6.0 million mortgage loan on Applica’s executive offices located in Miami Lakes, Florida. The loan bears interest at an annual rate of 7.25%, with monthly principal and interest payments based on a 20-year amortization. A final balloon payment is due at the end of the term. The loan is secured by a mortgage on the property and the building located thereon. In November 2003, Applica entered into an agreement to sell its executive offices located in Miami Lakes for $9.5 million. The sale is scheduled to close in July 2004. At the time of closing, approximately $6.0 million of these proceeds will be used to repay the outstanding mortgage on the property. Applica’s intention is to enter into a non-cancelable long-term operating lease for new corporate office space in South Florida. No commitment has been made as of the current date.

     At December 31, 2003, debt as a percent of total capitalization was 36.5%, as compared to 47.0% at December 31, 2002. The improvement was a result of a $57.2 million decrease in debt and an increase in shareholder’s equity of $18.5 million as a result of our earnings for the year.

     Applica’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, product research and development expenses and marketing expenses will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and international and United States domestic political factors and other factors that are beyond its control. Based upon the current level of operations and anticipated margin improvements and revenue growth, we believe that cash flow from operations and available cash, together with available borrowings under its credit facility and other facilities, will be adequate to meet our future liquidity needs for at least the next several years. However, business may not generate sufficient cash flow from operations, our anticipated revenue growth and operating improvements may not be realized and future borrowings may not be available under the credit facility in an amount sufficient to enable us to service our indebtedness, including the outstanding 10% notes, or to fund our other liquidity needs. In addition, we may not be able to effect any needed refinancing on commercially reasonable terms or at all.

     At December 31, 2003, our contractual obligations and commercial commitments were as follows (in thousands):

	Payment due in:
			2005 to	2007 to	More than
Contractual Obligations	Total	2004	2006	2008	5 years
	(In thousands)
Debt Obligations	$136,788	$151	$66,047	$70,590	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	25,872	7,831	12,715	4,876	450
Purchase Obligations	—	—	—	—	—
Licenses	39,200	12,500	25,300	400	1,000
Other Long-Term Liabilities Reflected on the Balance Sheet	1,327	660	372	295	—

	$203,187	$21,142	$104,434	$76,161	$1,450

     Additional information regarding our financial commitments as of December 31, 2003 is provided in Note J to the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K. For information regarding related party transactions, see Note N to the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K.

     Applica is also involved in certain ongoing litigation. See Item 3. Legal Proceedings above.

Effect of Inflation

     Our results of operations for the periods discussed have not been significantly affected by inflation.

Currency Matters

     While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as Chinese renminbi, Hong Kong dollars and Mexican pesos. In addition, while a small portion of our revenues are collected in foreign currencies, such as Canadian dollars, Argentine pesos, Colombian pesos, Chilean pesos and Venezuelan bolivars, a significant portion of the related cost of goods sold are denominated in U.S. dollars. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. The dollar foreign exchange rates may not be stable in the future and fluctuations in financial markets may have a material adverse effect on our business, financial condition and results of operations.

     From time to time, Applica uses forward exchange and option contracts to reduce fluctuations in foreign currency cash flows related to third party raw materials and other operating purchases, as well as trade receivables. The purpose of Applica’s foreign currency management activity is to reduce the risk that anticipated cash flows and earnings from foreign currency denominated transactions may be affected by changes in exchange rates.

     Currently, there is renewed activity within the Chinese government regarding the relationship between the renminbi, the Hong Kong dollar and the U.S. dollar. If these currencies are allowed to float freely, it could result in significant fluctuations in our product costs, which would have a material impact on our business.

     For additional information on exchange rate sensitivity, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk below.

New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about such effects in interim financial information. Applica currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. Applica currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25. Applica adopted the additional disclosure provisions of SFAS No. 148 during the first quarter of 2003.

     In December 2002, the FASB issued Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

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

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 will not have a material impact on Applica’s financial condition, results of operations, and cash flows.

     In March 2003, the SEC issued Regulation G, “Conditions for Use of Non-GAAP Financial Measures.” As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company’s historical or future performance, financial position, or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. Management does not believe it has used any non-GAAP financial measure in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Applica is exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies using a variety of financial instruments.

     Interest Rate Sensitivity. Our primary market risk exposure with respect to interest rates is changes in short- and long-term interest rates in the United States. Certain of Applica’s debt arrangements represent floating rate debt and accordingly, we are subject to interest rate risk. Applica uses interest rate risk management contracts to manage our fixed-to-floating ratio, which may reduce the impact of changes in interest rates on our floating rate debt. Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to Applica’s portfolio of borrowings. Applica maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

     The tables below provides information regarding Applica’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments expected to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

	At December 31, 2003
	Expected Maturity Date
							There-		Fair
	2004	2005		2006	2007	2008	after	Total	Value(5)
					(Dollars in thousands)
Liabilities:
Long-Term Debt:
Fixed Rate (6):	$151	$3,166		$178	$5,272	$65,318	—	$74,085	$74,085
Average Interest Rate	7.25%	6.07	%(1)	7.25%	7.25%	10.00%	—
Variable Rate	—	62,703		—	—	—	—	$62,703	$62,703
Average Interest Rate	—	(2)		—	—	—	—
Interest Rate Contracts:
Interest Rate Swaps:
Pay Fixed (3):	$50,000	—		—	—	—	—	$50,000	$97
Average Pay Rate	1.20%	—		—	—	—	—
Average Receive Rate	1.30%
Pay Floating (4):	—	—		—	—	$30,000		$30,000	$318
Average Pay Rate	7.20%	8.78%		9.66%	10.25%	10.62%
Average Receive Rate	10.00%	10.00%		10.00%	10.00%	10.00%

(1)	Calculated as the weighted average of 6% on the $3.0 million notes payable relating to the Weitech, Inc. acquisition and 7.25% on the mortgage loan on the property located in Miami Lakes, Florida.

(2)	The variable rate revolving credit facility is set depending upon the interest period elected by Applica (one, two, three or six months) at a rate equivalent to the LIBOR rate plus an applicable margin based upon Applica’s leverage ratio (2.00% as of December 31, 2003) or at a rate equivalent to the Prime Rate plus an applicable margin based upon Applica’s leverage ratio (0.00% as of December 31, 2003).

(3)	At December 31, 2003, Applica had two interest rate swap contracts to pay a fixed-rate of interest (1.19% and 1.21%) and receive a variable-rate of interest of three-month LIBOR that mature on December 15, 2004. The LIBOR used to calculate the Average Receive Rate is based upon the forward yield curve as of December 31, 2003.

(4)	At December 31, 2003, Applica had an interest rate swap contract to pay a variable-rate of interest of six- month LIBOR in arrears plus 5.45% and receive a fixed-rate of interest of 10.0% that matures on July 31, 2008. The LIBOR used to calculate the Average Pay Rate is based upon the forward yield curve as of December 31, 2003.

(5)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

(6)	Includes $318,000 that represents the positive fair value of an underlying hedge as of December 31, 2003 related to FAS 133.

	At December 31, 2002
	Expected Maturity Date
							There-		Fair
	2003	2004	2005		2006	2007	after	Total	Value(5)
					(Dollars in thousands)
Liabilities:
Long-Term Debt:
Fixed Rate	$143	$153	$3,166		$178	$5,272	$130,000	$138,912	$138,262
Average Interest Rate	7.25%	7.25%	6.07	%(1)	7.25%	7.25%	10.0%
Variable Rate	—	—	55,070		—	—	—	$55,070	$55,070
Average Interest Rate	—	—	(2)		—	—	—
Interest Rate Contracts:
Interest Rate Swaps:
Pay Fixed (3):	$15,000	—	—		—	—	—	$15,000	$(328)
Average Pay Rate	4.8%	—	—		—	—	—
Average Receive Rate	5.0%	—	—		—	—	—
Pay Floating (4):	—	—	—		—	$5,939	—	$5,939	$481
Average Pay Rate	1.8%	1.4%	2.5%		3.5%	4.1%
Average Receive Rate	4.9%	4.9%	4.9%		4.9%	4.9%

(1)	Calculated as the weighted average of 6% on the $3.0 million notes payable relating to the Weitech, Inc. acquisition and 7.25% on the mortgage loan on the property located in Miami Lakes, Florida.

(2)	The variable rate revolving credit facility is set depending upon the interest period elected by Applica (one, two, three or six months) at a rate equivalent to the LIBOR rate plus an applicable margin based upon Applica’s leverage ratio (2.35% as of December 31, 2002) or at a rate equivalent to the Prime Rate plus an applicable margin based upon Applica’s leverage ratio (0.35% as of December 31, 2002).

(3)	At December 31, 2002, Applica had an interest rate swap contract to pay a fixed-rate of interest of 5.045% and received a variable-rate of interest of one-month LIBOR that matured on July 31, 2003. The LIBOR used to calculate the Average Receive Rate was based upon the forward yield curve as of December 31, 2002.

(4)	At December 31, 2002, Applica had an interest rate swap contract to pay a variable-rate of interest of one-month LIBOR and receive a fixed-rate of interest of 4.9% that matures on May 1, 2007. The LIBOR used to calculate the Average Pay Rate is based upon the forward yield curve as of December 31, 2002.

(5)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

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

     As discussed above, we are exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2003, Applica hedged a portion of its 2004 estimated foreign currency transactions using forward exchange contracts and purchased options. We use a sensitivity model to determine a potential change in the fair value of our foreign exchange financial instruments. The sensitivity model estimates the change in fair value based upon a favorable and unfavorable movement of 10% in the respective spot rate. The sensitivity model is a risk analysis tool and does not purport to represent actual losses or gains in fair value that will be incurred by Applica. It should also be noted that the change in value represents the estimated change in the fair market value of the derivative. Because the derivatives hedge an underlying exposure, there would be a comparable and opposite change in value of the underlying exposure. The estimated potential change in fair value, calculated using the sensitivity model, is as follows:

	At December 31, 2003
		Change in Fair Value Due To
	Notional Hedge	Favorable 10%	Unfavorable 10%
	Amount in US Dollars	Movement in Spot	Movement in Spot
	(Dollars in thousands)
Mexican Peso	$4,300	$427	$(406)
Canadian Dollar	16,800	1,276	(1,015)
Chilean Peso	4,005	377	(461)
Colombian Peso	3,420	317	(388)

Total Change in Fair Value	$28,525	$2,397	$(2,270)

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

Item 8. Financial Statements and Supplementary Data

     See Schedules I and II hereto.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Applica has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Applica’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, Applica’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by

Applica in such reports is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

     Changes in Internal Controls. Applica is committed to continuously improving its internal controls and financial reporting. During 2003, Applica retained a consulting firm with experience in internal controls to assist management and the Audit Committee in reviewing Applica’s current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act. As a result of such review and the evaluation discussed above, management has determined that certain matters could be considered deficiencies in its internal control systems, including the following:

•	Many of the controls that are currently in place, including our policies and procedures, are informal and not standardized. As such, the reliability and effectiveness of these control processes are dependent on interpretation and execution by our employees.

•	Our legacy information technology systems are not fully integrated and do not provide for proper controls over access and change management.

     Additionally, our independent auditors, Grant Thornton LLP, have advised management and the Audit Committee of a failure to perform timely reviews and evaluations of certain account balances. Grant Thornton believes this represents a significant deficiency (reportable condition), which, in its judgment, represents an internal control deficiency that could lead to misstatements in our financial statements that are other than inconsequential.

     These potential deficiencies have been discussed in detail among management, the Audit Committee and Grant Thornton. Management has assigned the highest priority to correction of these matters and is committed to addressing them and resolving them fully. We are devoting significant resources, both internal and external, to update, formalize and standardize our internal controls. Additionally, we are in the process of implementing a new enterprise resource planning system that includes financial applications. As a result of the steps we have taken and will continue to take to improve our systems and controls, changes in internal controls were undertaken in the fourth quarter of 2003 and will be ongoing during 2004. Despite the issues identified above, management believes that our financial statements and related disclosures as filed to date present fairly, in all material respects, our financial condition and results of operations for the respective periods.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     The executive officers of Applica are as follows:

NAME	AGE	OFFICE
David M. Friedson	48	Chairman of the Board
Harry D. Schulman Terry L. Polistina	52 40	President and Chief Executive Officer Senior Vice President and Chief Financial Officer
Michael J. Michienzi	48	Senior Vice President – Global Business Development of Applica Consumer Products, Inc.
Albio Espinosa	48	Vice President – Worldwide Manufacturing, Applica Consumer Products, Inc.
Ben Lai	41	Managing Director of Applica Durable Manufacturing Limited

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

     Harry D. Schulman has served as President of Applica Incorporated and Applica Consumer Products, Inc. since January 2001 and Chief Executive Officer since February 2003. Mr. Schulman also served as Secretary from January 1999 to September 2003. Mr. Schulman previously served as Chief Operating Officer from November 1998 to February 2002. From March 1990 to January 2001, Mr. Schulman served as Chief Financial Officer of Applica. From February 1998 until June 1998, he served as a Senior Vice President and from February 1993 until June 1998, Mr. Schulman served as Executive Vice President - Finance and Administration. Prior thereto, he held other senior finance positions with Applica.

     Terry L. Polistina has served as Chief Financial Officer of Applica Incorporated and Applica Consumer Products, Inc. since January 2001 and has served as a Senior Vice President since June 1998. Mr. Polistina served as Controller of Applica from December 1995 to June 1998 and prior thereto, he held other senior finance positions with Applica.

     Michael J. Michienzi is currently Senior Vice President - Global Business Development and served as President and General Manager, Sales and Marketing, of Applica Consumer Products, Inc. from May 1999 to February 2002. From January 1999 until December 1999, Mr. Michienzi also served as President of the Household Products, Inc. and from June 1998 until January 1999 he served as its Senior Vice President. From July 1994 to June 1998, Mr. Michienzi served as Vice President - Sales, Vice President - Sales and Supply Chain, and Vice President - Sales, Marketing and Supply Chain of the U.S. Household Products Group of Black & Decker (U.S.) Inc.

     Albio Espinosa is currently Vice President - Global Manufacturing of Applica Consumer Products, Inc. and served as the Managing Director of Applica Manufacturing, S. de R.L. de C.V., the Mexican manufacturing subsidiary, from 1994 to 2001. He joined Black & Decker in 1989 and served in several other capacities, including the Manufacturing Director and the Logistics and Purchasing Director.

     Ben Lai has served as Managing Director of Applica Durable Manufacturing Limited since October 2002. He served as Executive Director of Applica Durable since April 2002. Mr. Lai served as Director of Applica Durable responsible for World Class Manufacturing Projects, Training and Kaizen from April 2001 to March 2002. Mr. Lai also served as a Director of Applica Durable responsible for Supply Chain since 1996.

     Additional information required by this item is incorporated by reference to Applica’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 11. Executive Compensation

     Information required by this item is incorporated by reference to Applica’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated by reference to Applica’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

     The following table summarizes our equity compensation plans as of December 31, 2003. Applica has not granted any warrants or stock appreciation rights.

Number of
securities
remaining
available for
the future
	Number of		issuance under
	securities to be	Weighted-	equity
	issued upon	average	compensation
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,376,703	$6.58	1,124,392
Employee stock purchase plan approved by security holders	—	—	236,042
Equity compensation not approved by security holders(1)	466,415	$6.98	—

Total	2,843,118		1,360,434

(1)	Applica has granted non-qualified stock options, which were not issued under a formal plan and which were not approved by security holders. No such options have been granted since 1998.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated by Reference to Applica’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

     Information required by this item is incorporated by Reference to Applica’s Proxy Statement for its 2004 Annual Meeting of Shareholders.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of Applica Incorporated and its subsidiaries are included in Schedule I attached hereto:

•	Report of Independent Certified Public Accountants

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

•	Supplement Disclosures of Cash Flow Information

•	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules

     The Valuation and Qualifying Accounts - Years ended December 31, 2003, 2002 and 2001 is included in Schedule II attached hereto.

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

     (a)(3) Exhibits

Exhibit
Number	Description
3.1	Second Amended and Restated Articles of Incorporation filed with the Florida Secretary of State on May 10, 2000. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

3.2	Second Amended and Restated Bylaws. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 2000.

4.1	Supplemental Indenture dated as of July 27, 1998, among Applica Incorporated, the Guarantors named therein and State Street Bank & Trust Company, as Trustee, relating to the issuance by Applica Incorporated of $130 million in 10% Senior Subordinated Notes due 2008. Incorporated by reference to Applica’s Form 8-K dated July 27, 1998.

10.1*	Employment agreement dated June 18, 1999 between Applica Incorporated and David M. Friedson. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.2*	Employment agreement dated August 2, 1999 between Applica Incorporated and Harry D. Schulman. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.3*	Amendment to Employment Agreement dated October 1, 2003 between Applica and Harry D. Schulman. Incorporated by reference to Exhibit 10.1 of Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.4*	Employment Agreement dated July 1, 2000 between Applica Consumer Products, Inc. and Michael J. Michienzi. Incorporated by reference Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.5*	Employment Agreement dated July 1, 2000 between Applica Incorporated and Terry L. Polistina. Incorporated by reference Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.6*	Consulting Agreement dated January 1, 1989 between Mr. Lai Kin and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1988.

Exhibit
Number	Description
10.7*	Employment Agreement dated as of January 27, 1983 between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1982.

10.8*	First Amendment dated February 27, 1987 to Employment Agreement between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1986.

10.9*	Second Amendment dated December 16, 1992 to Employment Agreement between Belvin Friedson and Applica Incorporated. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.10*	1988 Director Stock Option Plan. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1988.

10.11*	1992 Employees Incentive Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.

10.12*	1996 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.

10.13*	1998 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 3, 1999.

10.14*	2000 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.

10.15*	2000 Employee Stock Purchase Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.

10.16	Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated December 28, 2001. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.17	Security Agreement by and among Applica Incorporated, each of its subsidiaries party thereto and Bank of America, N.A., as agent for the lenders, dated December 28, 2001. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.18	Amendment No. 1 to Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated April 26, 2002. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.19	Second Amendment to Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated January 17, 2003. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.20	Third Amendment to Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, dated July 18, 2003. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

Exhibit
Number	Description
21	Subsidiaries of the Registrant. Filed herewith.

23	Consents of experts and counsel. Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a). Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350. Filed herewith.

*	These exhibits are management contracts or compensatory plans or arrangements.

     (b) Reports on Form 8-K

     The following Reports on Form 8-K were filed during the quarter ended December 31, 2003:

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

     (c) Exhibits

See Item 15(a)(3) above.

     (d) Financial Statement Schedules

     The financial statements of Anasazi Partners, L.P., a 50% owned joint venture, are attached hereto as Schedule III, as required by Regulation S-X.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLICA INCORPORATED
(Registrant)
By:	/s/ Harry D. Schulman
Harry D. Schulman, President and Chief
Executive Officer
Date: March 8, 2004

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Harry D. Schulman Harry D. Schulman, President and Chief Executive Officer (Principal Executive Officer)	DATE: March 8, 2004
By:	/s/ Terry L. Polistina Terry L. Polistina, Chief Financial Officer and Senior Vice President (Principal Accounting Officer)	DATE: March 8, 2004
By:	/s/ David M. Friedson David M. Friedson, Chairman of the Board	DATE: March 8, 2004
By:	/s/ Frederick E. Fair Frederick E. Fair, Director	DATE: March 8, 2004
By:	/s/ Jerald I. Rosen Jerald I. Rosen, Director	DATE: March 8, 2004
By:	/s/ Paul K. Sugrue Paul K. Sugrue, Director	DATE: March 8, 2004
By:	/s/ Lai Kin Lai Kin, Director	DATE: March 8, 2004
By:	/s/ Leonard Glazer Leonard Glazer, Director	DATE: March 8, 2004
By:	/s/ Felix S. Sabates Felix S. Sabates, Director	DATE: March 8, 2004
By:	/s/ Thomas J. Kane Thomas J. Kane, Director	DATE: March 8, 2004
By:	/s/ Susan J. Ganz Susan J. Ganz, Director	DATE: March 8, 2004
By:	/s/ J. Maurice Hopkins J. Maurice Hopkins, Director	DATE: March 8, 2004

SCHEDULE I

Applica Incorporated and Subsidiaries
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Applica Incorporated

     We have audited the accompanying consolidated balance sheets of Applica Incorporated and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applica Incorporated and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note D to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

     We have also audited Schedule II of Applica Incorporated and subsidiaries for each of the three years in the period ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP
Miami, Florida
February 12, 2004

Applica Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$12,735	$7,683
Accounts and other receivables, less allowances of $12,543 in 2003 and $15,830 in 2002	131,021	146,567
Note receivable - officer	1,615	2,060
Inventories	106,326	111,453
Prepaid expenses and other	13,593	11,862
Refundable income taxes	4,823	1,663
Future income tax benefits	11,616	18,654

Total current assets	281,729	299,942
Investment in Joint Ventures	5,389	1,249
Property, Plant and Equipment – at cost, less accumulated depreciation of $103,894 in 2003 and $109,949 in 2002	70,389	76,963
Future Income Tax Benefits, Non-Current	49,695	54,378
Goodwill	62,812	62,812
Other Intangibles, net	6,146	20,860
Other Assets	2,676	5,461

Total Assets	$478,836	$521,665

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$39,273	$31,446
Accrued expenses	61,362	74,686
Current maturities of long-term debt	151	144
Current taxes payable	2,172	518
Deferred rent	301	372

Total current liabilities	103,259	107,166
Other Long-Term Liabilities	1,327	1,533
Long-Term Debt, Less Current Maturities	136,637	193,838
Shareholders’ Equity:
Common stock – authorized: 75,000 shares of $0.10 par value; issued and outstanding:
23,687 in 2003 and 23,497 in 2002	2,369	2,350
Paid-in capital	156,604	155,395
Retained earnings	86,474	71,251
Note receivable – officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(6,338)	(8,372)

Total shareholders’ equity	237,613	219,128

Total liabilities and shareholders’ equity	$478,836	$521,665

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net sales	$640,639	$727,356	$727,044
Cost of sales:
Cost of goods sold	459,443	498,934	520,672
Product recall expenses (credit)	(4,125)	—	13,418

	455,318	498,934	534,090

Gross profit	185,321	228,422	192,954
Selling, general and administrative expenses:
Operating expenses	186,601	191,170	181,771
Repositioning and other charges	4,681	10,643	14,817
Impairment of intangible asset	7,152	—	—

	198,434	201,813	196,588

Operating earnings (loss)	(13,113)	26,609	(3,634)
Other (income) expense:
Interest expense	13,964	17,581	22,536
Interest and other income	(817)	(1,791)	(2,006)
Loss on early extinguishment of debt	3,940	—	—
Gain on litigation settlement	—	(557)	—

	17,087	15,233	20,530

Earnings (loss) before equity in net earnings (loss) of joint ventures and income taxes	(30,200)	11,376	(24,164)
Equity in net earnings (loss) of joint ventures	55,570	(1,498)	(128)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	25,370	9,878	(24,292)
Income tax expense	10,147	4,826	4,146

Earnings (loss) before cumulative effect of change in accounting principle	15,223	5,052	(28,438)
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	—	(78,829)	—

Net earnings (loss)	$15,223	$(73,777)	$(28,438)

Earnings (loss) per common share – basic:
Earnings (loss) before cumulative effect of change in accounting principle	$0.65	$0.22	$(1.23)
Cumulative effect of change in accounting principle, net of tax benefit.	—	(3.37)	—

Earnings (loss) per common share – basic	$0.65	$(3.15)	$(1.23)

Earnings (loss) per common share – diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.63	$0.21	$(1.23)
Cumulative effect of change in accounting principle, net of tax benefit	—	(3.31)	—

Earnings (loss) per common share – diluted	$0.63	$(3.10)	$(1.23)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
				Note	Other
	Common		Retained	Receivable–	Comprehensive
	Stock	Paid-in Capital	Earnings	Officer	Earnings(Loss)	Total
	(In thousands)
Balance at December 31, 2000	$2,308	$152,591	$173,466	$(1,496)	$(2,395)	$324,474
Comprehensive earnings (loss):
Net loss	—	—	(28,438)	—	—	(28,438)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,723)	(2,723)
Change in unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(856)	(856)

Total comprehensive earnings(loss)						(32,017)
Exercise of stock options and issuance of common stock under employee stock purchase plan	24	1,232	—	—	—	1,256
Tax benefit resulting from exercise of stock options	—	176	—	—	—	176
Fair value of options to non-employees	—	50	—	—	—	50

Balance at December 31, 2001	2,332	154,049	145,028	(1,496)	(5,974)	293,939
Comprehensive earnings (loss):
Net loss	—	—	(73,777)	—	—	(73,777)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,677)	(1,677)
Change in unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(721)	(721)

Total comprehensive earnings(loss).						(76,175)
Exercise of stock options and issuance of common stock under employee stock purchase plan	18	1,201	—	—	—	1,219
Tax benefit resulting from exercise of stock options	—	41	—	—	—	41
Fair value of options to non-employees	—	104	—	—	—	104

Balance at December 31, 2002	2,350	155,395	71,251	(1,496)	(8,372)	219,128
Comprehensive earnings (loss):
Net earnings	—	—	15,223			15,223
Foreign currency translation adjustment, net of tax	—	—	—	—	1,270	1,270
Change in unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	764	764

Total comprehensive earnings(loss).	—	—	—	—	—	17,257
Exercise of stock options and issuance of common stock under employee stock purchase plan	19	1,152	—	—	—	1,171
Tax benefit resulting from exercise of stock options	—	47	—	—	—	47
Fair value of options to non-employees	—	10	—	—	—	10

Balance at December 31, 2003	$2,369	$156,604	$86,474	$(1,496)	$(6,338)	$237,613

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$15,223	$(73,777)	$(28,438)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	21,439	21,339	19,123
Disposal of property, plant and equipment	3,661	3,628	—
Provision for doubtful accounts	2,228	10,618	4,002
Amortization of intangible and other assets	9,272	9,081	19,941
Impairment of intangible asset	7,152	—	—
Loss on early extinguishment of debt	3,940	—	—
Gain on litigation settlement	—	(557)	—
Cumulative effect of change in accounting principle, net of tax	—	78,829	—
Deferred taxes	11,721	1,119	(10,969)
Repositioning, recall and other charges	556	10,643	28,235
Other non-cash changes in equity items	57	145	226
Equity in net (earnings) loss of joint ventures	(55,570)	1,498	128
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	13,318	28,148	808
Inventories	2,848	(6,796)	54,184
Prepaid expenses and other	(1,731)	38	4,073
Other assets	1,944	(6,196)	(4,287)
Accounts payable and accrued expenses	(6,800)	(8,287)	(6,404)
Current income taxes	(1,506)	(7,649)	6,385
Other liabilities	(277)	(9,784)	(71)

Net cash provided by (used in) operating activities	27,475	52,040	86,936
Cash flows from investing activities:
Purchase of Weitech, Inc., net of cash acquired	—	(17,002)	—
Additions to property, plant and equipment	(18,526)	(19,313)	(23,260)
Distributions from (investments in) joint ventures – net	51,430	(163)	(15)
Receivables from officer	486	2,122	72
Net cash received from litigation settlement	—	2,900	—

Net cash (used in) provided by investing activities	33,390	(31,456)	(23,203)

(Continued on next page.)

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the years ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from financing activities:
Notes payable	—	—	(13,494)
Proceeds from long-term debt	—	6,000	106,041
Payments of long-term debt	—	—	(108,513)
Net (payments) borrowings under lines of credit	7,806	(38,113)	(48,885)
Reimbursement (payment) of debt costs, net	—	369	(1,906)
Redemption of long-term debt	(67,775)	—	—
Exercises of stock options and issuances of common stock under employee stock purchase plan	1,171	1,219	1,256
Interest receivable from officer	(41)	(58)	(322)

Net cash (used in) financing activities	(58,839)	(30,583)	(65,823)

Effect of exchange rate changes on cash	3,026	1,939	976
Increase (decrease) in cash and cash equivalents	5,052	(8,060)	(1,114)
Cash and cash equivalents at beginning of period	7,683	15,743	16,857

Cash and cash equivalents at end of period	$12,735	$7,683	$15,743

Supplemental Disclosures of Cash Flow Information:

	For the years ended December 31,
	2003	2002	2001
	(In thousands)
Cash paid during the year for:
Interest	$15,520	$16,731	$21,114
Income taxes	$312	$10,465	$8,489

     Non-cash investing and financing activities: In May 2002, Applica Consumer Products, Inc., the U.S. operating subsidiary, purchased all of the outstanding shares of Weitech, Inc. in exchange for $17.0 million in cash and $3.0 million of notes payable.

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF ACCOUNTING POLICIES

     Overview

          Applica Incorporated and its subsidiaries (collectively, the “Company” or “Applica”) are marketers, distributors and manufacturers of a broad range of branded and private-label small electric consumer goods. Applica markets, distributes and manufactures kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, its own brand names, such as Windmere®, LitterMaid® and Applica®, and other private-label brand names. Applica’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

          Applica operates manufacturing facilities in Mexico and in China. In 2003 and 2002, approximately 63% and 76%, respectively, of the products sold by Applica were manufactured in such facilities. In addition, Applica manufactures products for other consumer products companies.

          Applica applied the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, beginning on January 1, 2002. SFAS 142 established new accounting and reporting requirements for goodwill and other intangible assets. Applica did not adopt any other accounting policies during 2003 or 2002.

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

          Management believes that the following may involve a higher degree of judgment or complexity:

          Collectibility of Accounts Receivable. Applica’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets specific allowances for customers in bankruptcy and other allowances for the remaining customers based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to Applica, this allowance may need to be significantly increased, which would have a negative impact upon Applica’s operations. Applica reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. Applica writes off all uncollectible trade receivables against its allowance for doubtful accounts.

          Inventory Allowances. Applica establishes an allowance based on historical experience and specific allowances when it is apparent that the expected realizable value of an inventory item falls below its original cost. A charge to operations results when the estimated net realizable value of inventory items declines below cost. Management regularly reviews Applica’s investment in inventories for declines in value.

          Income Taxes. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. At December 31, 2003 and 2002, Applica had deferred tax assets in excess of deferred tax liabilities of $68.7 million and $83.2 million, respectively. Applica determined that it was more likely than not that $61.3 million and $73.0 million of such assets will be realized, resulting in a valuation allowance of $7.4 million and $10.2 million as of December 31, 2003 and 2002, respectively. Applica evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Goodwill. On an annual basis, management assesses the composition of Applica’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. Applica selected June 30th as the annual impairment test date and will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination as of June 30th of each year.

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

          Accruals for Product Liability Claims and Litigation. Applica is subject to various legal proceedings, product liability claims and other claims in the ordinary course of its business. Management estimates the amount of ultimate liability, if any, with respect to such matters in excess of applicable insurance coverage based on historical claims experience and current claim amounts, as well as other available facts and circumstances. As the outcome of litigation is difficult to predict and significant estimates are made with regard to future events, significant changes from estimated amounts could occur.

          Other Estimates. During the years, Applica has made significant estimates in connection with specific events affecting its expectations. These have included accruals relating to the consolidation of its operations, plant closings, reduction in employees and product recalls. Estimates have also been required with respect to Applica’s investment in a joint venture investment partnership, Anasazi Partners, L.P. (For additional information, see Note B.) Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition but have significantly affected operations from time to time. However, circumstances could change which may alter future expectations.

     Principles of Consolidation

          The consolidated financial statements include the accounts of Applica Incorporated and its wholly-owned subsidiaries. Generally, Applica uses the equity method of accounting for its investments. Intercompany balances and transactions have been eliminated in consolidation.

     Foreign Currency Translation

          For subsidiaries where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of these foreign subsidiaries is included in a separate component of shareholders’ equity entitled “Accumulated Other Comprehensive Earnings (Loss).” For countries where business is transacted predominantly in U.S. dollars or is deemed to be hyper-inflationary, the U.S. dollar is the functional currency and monetary balance sheet accounts are translated at the exchange rate in effect at the end of the year and non-monetary balance sheet accounts are translated at historical exchange rates. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities are included in operations. During 2003, 2002 and 2001, net foreign translation losses included in Applica’s statement of operations were $3.0 million, $1.9 million and $0.9 million, respectively.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Cash and Cash Equivalents

          Applica considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at December 31, 2003 and 2002 include approximately $11.2 million and $3.6 million, respectively, held in foreign banks by Applica’s Hong Kong, Canadian and Latin American subsidiaries.

     Comprehensive Earnings

          Comprehensive earnings (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on derivatives designated as cash flow hedges. Applica presents accumulated other comprehensive earnings (loss) net of taxes in its consolidated statement of shareholders’ equity. Tax expenses (benefit) related to comprehensive earning adjustments were approximately $1.4 million, ($1.6 million) and $2.4 million in 2003, 2002 and 2001, respectively.

     Inventories

          Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	2003	2002
	(In thousands)
Raw materials	$1,894	$4,103
Work in process	3,029	1,513
Finished goods	101,403	105,837

	$106,326	$111,453

Inventory allowances were $5.4 million and $4.3 million at December 31, 2003 and 2002, respectively.

     Reclassifications

          Certain prior period amounts have been reclassified to conform with the current year’s presentation.

     Revenue Recognition

          Applica recognizes sales and related cost of sales at the later of (a) the time of shipment or (b) when title passes to the customers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Net sales is comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are reported as revenue. Any shipping, handling or other costs incurred by Applica associated with the sale are expensed as cost of sales in the period when the sale occurs.

     Property, Plant and Equipment

          Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using accelerated and straight-line methods. Direct external and internal costs of developing software for internal use are capitalized subsequent to the preliminary stage of development in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Maintenance, repairs and minor renewals and betterments are charged to expense as incurred.

     Warranty

          Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Accrued product warranties as of December 31, 2003, 2002 and 2001 were as follows:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands)
Balance at December 31, 2001	$3,689
Accrued product warranties	30,328
Reductions	(28,319)

Balance at December 31, 2002	5,698
Accrued product warranties	32,201
Reductions	(31,815)

Balance at December 31, 2003	$6,084

     Stock Based Compensation

          At December 31, 2003, Applica had four active stock-based compensation plans, which are described more fully in Note K – Shareholders’ Equity. Applica accounts for employee stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of Applica’s common stock at the date of grant over the exercise price of the options. Applica’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123 “Accounting for Stock-Based Compensation”:

	2003	2002	2001
	(In thousands, except per share data)
Net earnings (loss):
As reported	$15,223	$(73,777)	$(28,438)
Pro forma	$14,852	$(74,793)	$(33,113)
Basic earnings (loss) per share:
As reported	$0.65	$(3.15)	$(1.23)
Pro forma	$0.63	$(3.19)	$(1.43)
Diluted earnings (loss) per share:
As reported	$0.63	$(3.10)	$(1.23)
Pro forma	$0.62	$(3.14)	$(1.43)

          There was no stock-based employee compensation expense included in net earnings (loss) in 2003, 2002 or 2001.

          The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and Applica may continue to grant options to employees.

          In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: no dividend yield for all years; expected volatility ranging from 64.1% to 82.7% for 2003, 93.3% to 96.5% for 2002 and 82.9% to 86.0% for 2001; risk-free interest rates of 3% in 2003 and 5.3% in 2002 and 2001; and expected holding periods of four years in 2003, 2002 and 2001.

Goodwill

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

          As of June 30, 2003, Applica performed its annual fair value assessment and determined that no additional impairment charge was necessary. In addition, due to lower than expected sales of certain core categories of Black & Decker® branded products in the third and fourth quarters of 2003, Applica performed an additional fair value assessment as of December 31, 2003 and no impairment was noted.

     Other Intangible Assets

          In June 1998, Applica acquired the household products group of The Black & Decker Corporation for $319.8 million in cash and assumed certain related liabilities. As part of the acquisition, Applica acquired the right to use the Black & Decker® trademark in four product categories: garment care, cooking, food preparation and beverage. Applica has the right to sell products under this license agreement in North America, Central America, and South America, excluding Brazil. The excess purchase price consideration over the estimated fair value of the acquired net assets was $228.8 million, of which $47.2 million was allocated to an intangible asset related to the Black & Decker® trademark and the remaining $181.6 million was allocated to goodwill. The $47.2 million assigned to the fair value of the intangible asset was based on a valuation performed by Applica as of June 1998. For the first five years (through June 30, 2003), the license was on a royalty free basis for the core product categories. Mutually agreed upon renewals would be at the stated royalty rate, along with specified minimum royalty payments. The agreement provided for an initial period of five years, with a subsequent five-year extended term and up to three additional five-year extensions.

          Beginning in 2002, sales of Black & Decker® branded products under the original four product categories started to decrease significantly and continued through December 31, 2003. Sales of Black & Decker® branded products under the original four product categories for 2003, 2002, and 2001 were $399 million, $429 million and $446 million, respectively. As a result of the continuation of the lower sales of Black & Decker® branded products in the four core product categories in the third and fourth quarter of 2003 (which are Applica’s busiest quarters due to the seasonality of our business), management determined that a triggering event had occurred in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, Applica performed a benefit analysis by calculating the expected effective royalty rate in 2004 through 2006, taking into account the minimum royalties as well as the projected sales of Black & Decker® branded products under the original four categories. Based on the benefit analysis, management believes that there is no remaining value in the initial intangible asset as of December 31, 2003. Accordingly, Applica recorded an impairment charge of approximately $7.2 million to write off the unamortized book value of the asset. The impairment charge is reflected in the fourth quarter of 2003 because the decreased fourth quarter sales provided further confirmation of an impairment. Pursuant to the requirements of SFAS 144 and as a result of Applica’s benefit analysis, the impairment charge is classified as a component of income from operations.

          Other intangible assets were amortized on a straight-line basis over periods ranging from two to 15 years. Other intangible assets subject to amortization were $9.0 million and $55.2 million at December 31, 2003 and 2002, respectively, and the related accumulated amortization was $2.8 million and $34.3 million, respectively.

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Risk Management Contracts

          Applica designates its derivatives based upon criteria established by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and later amended by SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive earnings (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that do not meet the criteria for hedge accounting, the gain or loss is recognized in earnings immediately.

          Applica uses derivatives to manage exposures to foreign currency and interest rate risk. Applica’s objectives for holding derivatives are to decrease the volatility of earnings and cash flows associated with changes in foreign currency and interest rates.

          During 2003 and 2002, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. Applica did not discontinue any hedges during 2003 or 2002 because it was probable that the original forecasted transaction would not occur.

          In the normal course of business, Applica uses a variety of financial instruments to manage its exposure to fluctuations in interest and foreign currency exchange rates, including interest rate and currency swap agreements, forward and option contracts, and interest rate caps. Applica designates and assigns the financial instruments as hedges of forecasted transactions, specific assets, or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged are no longer expected to occur, Applica recognizes the gain or loss on the designated hedging financial instrument.

          For derivatives that meet the criteria for hedge accounting, option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and currency swaps to be received under the agreements are recorded in the balance sheet as other comprehensive earnings (loss). Unrealized gains on forward and option contracts and the accrued differential for interest rate swaps to be paid under the agreements are included in other liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the item being hedged. Applica accrues the differential for interest rate swaps to be paid or received under the agreements as interest rates shift as adjustments to net interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements for which the hedged transaction is still in place and expected to occur, prior to their original maturity, are deferred and amortized to net interest expense over the remaining term of the underlying hedged transactions.

     Income Taxes

          Deferred taxes have been provided on temporary differences in reporting transactions for financial accounting and tax purposes. Applica provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized.

          Commencing in 2001, the earnings of certain foreign entities were taxed based on U.S. statutory rates, notwithstanding the repatriation of earnings. Applica did not repatriate any income from its foreign operations in 2003 as compared to the repatriation of approximately $20.7 million and $31.4 million from its foreign operations in 2002 and 2001, respectively. However, Applica provided taxes on certain 2003 foreign earnings at U.S. based rates that Applica does not intend to permanently reinvest. No provision was made for U.S. taxes on the remaining accumulated undistributed earnings of Applica’s foreign subsidiaries of approximately $156.0 million at December 31, 2003 and $148.0 million at December 31, 2002, as it is anticipated that such earnings would be reinvested in their respective operations or in other foreign operations. Applica does not intend in the foreseeable future to permanently reinvest current and future earnings of certain of its foreign subsidiaries outside of the United States, and will provide taxes on such earnings at the U.S. statutory rates.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Advertising Costs

          Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs for the years ended December 31, 2003, 2002 and 2001 were approximately $31.4 million, $34.2 million and $23.9 million, respectively.

     Legal Costs

          Legal costs are expensed as incurred and are included in selling, general and administrative expenses. In 2003, Applica expensed approximately $8.1 million related to possible legal contingencies. The amounts incurred in 2002 and 2001 were $2.5 million and $1.6 million, respectively.

     Earnings (Loss) Per Share

          Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings (loss) per share includes the dilutive effect of common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

	Net Earnings	Basic	Basic	Diluted	Diluted
	(Loss)	Shares	EPS	Shares	EPS
	(In thousands, except per share data)
2003	$15,223	23,573	$0.65	23,998	$0.63
2002	$(73,777)	23,415	$(3.15)	23,818	$(3.10)
2001	$(28,438)	23,135	$(1.23)	23,135	$(1.23)

          Included in diluted shares are the dilutive effect of common stock equivalents relating to stock options of 424,703 for the year ended December 31, 2003 and 403,275 for the year ended December 31, 2002. Common stock equivalents have been excluded from the diluted per share calculations in 2001, as Applica incurred a net loss before cumulative effect of change in accounting principle in that year and their inclusion would have been anti-dilutive. Potential common stock equivalents at December 31, 2003 and 2002 were 1,494,685 and 642,964 with exercise prices ranging from $6.75 to $31.69 per share and $7.60 to $31.69 per share, respectively.

     Repositioning, Recall and Other Charges

          2003. During 2003, recall claims continued to diminish considerably and in the fourth quarter of 2003, management determined the accrual was no longer required and the remaining accrual of $4.1 million was reversed and was included as a reduction of cost of sales. In addition Applica incurred an additional charge of $4.7 million related to a lease at the Shelton, Connecticut facility, which is reflected as a component of selling, general and administrative expenses.

          2002. In February 2002, Applica Consumer Products, Inc., in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® T1200 and T1400 toasters. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 180,000 of these toasters in Canada. In 2001, Applica took a charge to cost of sales of $13.4 million relating to the estimated expenses of such recalls. As of December 31, 2003 and 2002, $9.3 million and $8.7 million had been charged against the accrual, respectively.

          In 2002, Applica incurred an additional $10.6 million in charges relating to its decision to consolidate facilities and functions. These expenses did not qualify for accrual at December 31, 2001.

          2001. In the fourth quarter of 2001, Applica recorded charges relating to several events in the aggregate amount of $28.2 million. These charges included $6.8 million relating to Applica’s decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. This facilities consolidation resulted in a reduction of approximately 70 employees worldwide. In addition, $5.2 million of such charges related to the write-off of fees and expenses of Applica’s terminated credit facility as Applica executed a new four-year senior secured revolving credit facility. Also included in the charge were $1.5 million relating to the devaluation of the Argentinean peso and $1.0 million related to the settlement

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of the shareholder class action litigation. Additionally, in 2001, Applica took a charge to cost of sales of $13.4 million relating to the toaster recall discussed above.

          Additionally, in the fourth quarter of 2001, Applica received a dividend from its foreign operations of $31.4 million, which resulted in a $10.1 million tax expense for previously untaxed earnings.

          Accrued liabilities relating to the 2001 repositioning, recall and other charges were as follows:

	Amount			Amount
	Accrued at	2003		Accrued at
	Dec. 31,	Provisions	2003	Dec. 31,
	2002	(Write-offs)	Payments	2003
		(In thousands)
Product recall	$4,763	$(4,125)*	$638	$—
Back-office consolidation	5,956	4,681	5,084	5,553
Shareholder litigation	450	—	450	—

	$11,169	$556	$6,172	$5,553

	Amount			Amount
	Accrued at			Accrued at
	Dec. 31,	2002	2002	Dec. 31,
	2001	Provisions	Payments	2002
		(In thousands)
Product recall	$13,417	$—	$8,654	$4,763
Back-office consolidation	5,179	10,643	9,866	5,956
Shareholder litigation	1,000	—	550	450

	$19,596	$10,643	$19,070	$11,169

*	Represents write-off. There were no provisions for the recall recorded in 2003.

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

     Recent Accounting Pronouncements

          In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about such effects in interim financial information. Applica currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”) and provides the disclosures required by SFAS No. 123, as amended by SFAS No. 148. Applica currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by APB No. 25.

          In December 2002, the FASB issued Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (an Interpretation of ARB No. 51)” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The adoption of FIN 46 did not have a material effect on Applica’s financial statement presentation or disclosure.

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

          In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 will not have a material impact on Applica’s financial condition, results of operations, and cash flows.

NOTE B - INVESTMENT IN JOINT VENTURES

          Anasazi Partners, L.P. is a partnership owned 50% by Applica that invested in public and privately owned securities. In the fourth quarter of 2002, Anasazi Partners engaged an investment banker to pursue exit strategies for Anasazi’s equity investment in ZonePerfect Nutrition Company. In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow as of December 31, 2003. Payment of $10.0 million dollars of the amount held in escrow is contingent on the performance of a negotiated matter and no portion thereof has been reflected in the net earnings of Anasazi.

          For the years ended December 31, 2003, 2002 and 2001, Applica’s equity in the net earnings (loss) of Anasazi was $55.6 million, zero, and a loss of $128,000, respectively. In August 2003, Applica received a cash distribution from Anasazi of $51.4 million resulting from the sale of ZonePerfect, which reduced Applica’s investment in Anasazi. The funds held in escrow are to be released to the sellers, including Anasazi, at 18 and 24 months from date of closing, subject to any adjustments to the escrowed funds for breaches of representations and warranties. Management of Anasazi believes that Anasazi is entitled to receive additional amounts with respect to the contingent negotiated matter. Upon agreement with the purchaser of ZonePerfect, or release of the related funds from escrow, Applica expects to record additional earnings of approximately $3.7 million.

          In July 2003, the general partner of Anasazi Partners L.P. began the process of dissolving the partnership by distributing the remaining individual investments to the partners. At December 31, 2003, Applica’s interest in Anasazi represents its share of the escrow funds and undistributed cash held by Anasazi, net of deferred income. Anasazi’s summarized financial information, derived from its financial statements, is as follows (in thousands):

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	At December 31,
	2003	2002
	(In thousands)
Balance Sheet:
Total assets	$8,703	$43,132
Total liabilities	$33	$—
Partners’ capital	$8,670	$43,132

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Income Statement:
Investment income	31	156	14
Realized/unrealized gain on investments	49,133	31,338	4,466
Net earnings	$43,109	$31,487	$4,437

          As of December 31, 2002, the difference between the carrying value of Applica’s investment in Anasazi and 50% of the net equity of Anasazi was due to the valuation reserve that Applica applied to its investment. As of December 31, 2003, the difference between the carrying value of Applica’s investment in Anasazi and 50% of the net equity of Anasazi was due to the disproportionate share of remaining distributions from Anasazi to be received by Applica pursuant to an agreement between Applica and the other 50% partner of Anasazi.

          In 2002, the equity in net earnings (loss) of joint ventures was a $1.5 million loss as the result of Applica’s losses related to its investment in a Florida limited liability company. Applica has no additional commitments or exposure related to this investment.

          Included in Applica’s consolidated retained earnings are earnings of approximately $54.1 million as of December 31, 2003 and a loss of approximately $1.5 million as of December 31, 2002 related to Applica’s equity in the net earnings of Anasazi.

NOTE C – ACQUISITIONS

          In May 2002, Applica Consumer Products, Inc., Applica’s U.S. operating subsidiary, purchased all of the outstanding stock of Weitech, Inc., an electronic pest control company, for approximately $17.0 million in cash and the issuance of $3.0 million of notes payable. The acquisition was accounted for as a purchase in accordance with SFAS 141 and, accordingly, the purchase price was allocated based on the estimated fair market values of the identifiable assets and liabilities obtained, resulting in original goodwill of approximately $9.6 million. Goodwill will not be amortized in the future but will be evaluated for impairment in accordance with the provisions of SFAS 142. During the fourth quarter of 2002, Applica changed its preliminary allocation of certain acquired identified intangible assets and, accordingly, reclassified $3.7 million from other intangible assets to goodwill resulting in goodwill of $13.3 million as of December 31, 2002. This goodwill is attributable to the general reputation of the business and the collective experience of the management and other employees, and was calculated as follows:

(In thousands)
Cash consideration paid	$17,002
Notes payable issued	3,000

Total consideration	20,002
Less: Fair value of identifiable assets acquired:
Cash	210
Accounts receivable, net	2,683
Inventory	1,124
Other assets	433
Property and equipment	280

4,730
Plus: Fair value of liabilities assumed:
Accounts payable and accrued expenses	1,550
Deferred tax liability	43

1,593
Less:
Fair value of non-compete agreements (1)	3,271
Fair value of tradename(1)	270

Excess of cost over fair value of net assets acquired; goodwill	$13,324

(1)	Identifiable intangible assets subject to amortization.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          The results of operations of Weitech, Inc. were included in the accompanying consolidated statement of operations since the date of the acquisition.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

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

          The carrying amount of goodwill is as follows:

(In thousands)
Goodwill, net of accumulated amortization, at December 31, 2001	$170,764
Impairment adjustment at adoption of SFAS 142	(121,276)
Addition resulting from Weitech acquisition	13,324

Balance at December 31, 2003 and 2002	$62,812

          The components of Applica’s intangible assets subject to amortization are as follows:

	Weighted	December 31, 2003		December 31, 2002
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization
	(Years)	(In thousands)
Licenses	2.0	$2,000	$(333)	$49,200	$(32,786)
Contract-based	3.3	6,988	(2,509)	5,968	(1,522)

		$8,988	$(2,842)	$55,168	$(34,308)

          As part of Applica’s June 1998 acquisition of the household products group of The Black & Decker Corporation, $47.2 million of the excess purchase price was allocated to an intangible asset related to the Black & Decker® trademark. As a result of the lower than expected sales of Black & Decker® branded products in the third and fourth quarter of 2003, Applica reviewed whether the related intangible asset was impaired as of December 31, 2003. Based on the analysis, Applica determined that the intangible asset had no future value and accordingly recorded an impairment charge of $7.2 million, which is included as a separate line item in the statement of operations for the year ended December 31, 2003. The fair value of this intangible asset was based on an estimate of Applica’s future cash flows resulting from the use of the Black & Decker® tradename, taking into account the royalties now required to be paid on each product sold.

          Amortization expense related to intangible assets was $8.6 million during 2003 (excluding the above impairment charge of $7.2 million) and $8.3 million during 2002. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2004	$2,432
2005	1,616
2006	1,113
2007	469
2008	161
Thereafter	322

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          The following table discloses the effect on earnings (loss) and earnings (loss) per share of the adoption of SFAS 142 for the years ended December 31, 2003, 2002 and 2001:

	At December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net earnings (loss):
Reported net earnings (loss)	$15,223	$(73,777)	$(28,438)
Add: Goodwill amortization, net of tax	—	—	3,410

Adjusted net earnings (loss)	15,223	(73,777)	(25,028)
Add: Cumulative effect of change in accounting principle, net of tax	—	78,829	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$15,223	$5,052	$(25,028)

Basic earnings (loss) per share:
Basic reported net earnings (loss)	$0.65	$(3.15)	$(1.23)
Add: Goodwill amortization, net of tax	—	—	0.15

Adjusted net earnings (loss)	0.65	(3.15)	(1.08)
Add: Cumulative effect of change in accounting principle	—	3.37	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle.	$0.65	$0.22	$(1.08)

Diluted earnings (loss) per share:
Basic reported net earnings (loss)	$0.63	$(3.10)	$(1.23)
Add: Goodwill amortization, net of tax	—	—	0.15

Adjusted net earnings (loss)	0.63	(3.10)	(1.08)
Add: Cumulative effect of change in accounting principle	—	3.31	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$0.63	$0.21	$(1.08)

NOTE E - PROPERTY, PLANT AND EQUIPMENT

          The following is a summary of property, plant and equipment:

		At December 31,
	Useful Lives	2003	2002
	(Dollars in thousands)
Building	15-50 years	$15,963	$15,257
Building improvements	8-31 years	4,884	4,708
Computer equipment	3-5 years	26,495	20,022
Equipment and other	3-8 years	111,579	129,725
Leasehold improvements*	8 years	11,600	13,471
Land and land improvements**	15-31 years	3,762	3,729

Total		174,283	186,912
Less accumulated depreciation		103,894	109,949

		$70,389	$76,963

* Shorter of remaining term of lease or useful life

** Only improvements are depreciated

          Included in computer equipment is $3.4 million of in-process software development for internal use that was not placed in service as of December 31, 2003. There were no in-process items as of December 31, 2002.

NOTE F - ACCRUED EXPENSES

          Accrued expenses are summarized as follows:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	For the Year ended December 31,
	2003	2002
	(In thousands)
Product recall	$—	$4,763
Salaries and bonuses	7,384	12,686
Promotions and advertising allowances	9,435	11,863
Warranty	6,084	5,698
Back-office consolidation	5,553	5,956
Co-op advertising and volume rebates	5,892	4,938
Other	27,014	28,782

	$61,362	$74,686

NOTE G – LONG TERM DEBT

          Applica’s long-term debt, including interest rate swaps designated as hedges, is summarized below:

		Stated	Interest Rate Swaps (2)		Effective	Swap
	Balance	Interest Rate (1)	Pay Float	Pay Fixed	Interest Rate (3)	Maturities
	(Dollars in thousands)
At December 31, 2003:
Revolving Credit Facility	$62,703	3.1%	$—	$50,000	3.2%	December 2004
Mortgage Loan	5,767	7.3%	—	—	7.3%
Notes Payable	3,000	6.0%	—	—	6.0%
10% Notes (4)	65,318	10.0%	30,000	—	8.4%	July 2008

Total	136,788		30,000	50,000
Less current maturities	151		—	—

Total long-term debt	$136,637		$30,000	$50,000

At December 31, 2002:
Revolving Credit Facility	$55,070	3.7%	$—	$15,000	4.7%	July 2003
Mortgage Loan	5,912	7.3%	5,939	—	3.1%	May 2007
Notes Payable	3,000	6.0%	—	—	6.0%
10% Notes	130,000	10.0%	—	—	10.0%

Total	193,982		5,939	15,000
Less current maturities	144		—	—

Total long-term debt	$193,838		$5,939	$15,000

(1)	The stated interest rate represents the coupon rate for the 10% notes and mortgage loan for the executive offices located in Miami Lakes, Florida. For floating rate borrowings, interest rates are based upon the rates at December 31, 2003 and 2002; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate swaps.

(3)	The effective interest rate is the weighted average interest rate after taking into consideration the effect of interest rate swaps outstanding as of year-end entered into with respect to certain of those borrowings as indicated in the “Pay Float” and “Pay Fixed” columns.

(4)	Includes $318,000 that represents the positive fair value of an underlying hedge as of December 31, 2003 as required pursuant to FAS 133.

     Revolving Credit Facility

          Applica has a $205 million four-year asset-based senior secured revolving credit facility. Advances under the credit facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit. All amounts outstanding under the credit facility are payable on December 28, 2005.

          At Applica’s option, interest accrues on the loans made under the credit facility at either:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s leverage ratio and set at 2.00% at December 31, 2003), which was 3.12% at December 31, 2003; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s leverage ratio and was zero at December 31, 2003), which was 4.00% at December 31, 2003.

Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based on Applica’s leverage ratio and was zero at December 31, 2003), which was 4.00% at December 31, 2003. Applica may at its option reduce the amount available under the Credit Facility to the extent such amounts are unused or prepaid in certain minimum amounts.

          The credit facility is collateralized by substantially all of the real and personal property, tangible and intangible, of Applica Incorporated and its domestic subsidiaries, as well as:

•	a pledge of all of the stock of such domestic subsidiaries,

•	a pledge of not more than 65% of the voting stock of each direct foreign subsidiary of Applica Incorporated and each direct foreign subsidiary of each domestic subsidiary of Applica Incorporated, and

•	a pledge of all of the capital stock of any subsidiary of a subsidiary of Applica Incorporated that is a borrower under the credit facility.

The credit facility is guaranteed by all of the current, and will be guaranteed by any future, domestic subsidiaries of Applica Incorporated.

          The credit facility contains a number of significant covenants that, among other things, restrict the ability of Applica to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. In addition, under the credit facility, Applica is required to comply with a minimum borrowing base availability and a maximum annual capital expenditure requirement.

     10% Senior Subordinated Notes

          Applica issued $130.0 million in 10% Senior Subordinated Notes in July 1998, which bear interest at an annual rate of 10%, are payable semi-annually and mature on July 31, 2008. The notes are general unsecured obligations of Applica and rank subordinate in right of payment to all senior debt of Applica and pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, on or after July 31, 2003 at various redemption prices. During 2003, Applica repurchased $65 million of these notes, and incurred a loss on redemption of $3.9 million. In February 2004, Applica repurchased an additional $4.25 million of these notes on the open market and incurred a loss on redemption of approximately $200,000.

          The indenture pursuant to which the notes were issued contains certain covenants that, among other things, limit the ability of Applica to incur additional indebtedness and issue preferred stock, pay dividends or make other certain restricted payments, apply net proceeds from certain asset sales, or sell stock of subsidiaries.

     Mortgage Loan

          In April 2002, Applica Consumer Products, Inc., Applica’s U.S. operating subsidiary, entered into a five-year $6.0 million mortgage loan on Applica’s executive offices located in Miami Lakes, Florida. The loan bears interest at an annual rate of 7.25%, with monthly principal and interest payments based on a 20-year amortization. A final balloon payment is due at the end of the term. The loan is collateralized by a first mortgage on the property and the building located thereon. In November 2003, Applica entered into an agreement to sell its executive offices located in Miami Lakes to an unrelated party for $9.5 million, which is scheduled to close in July 2004. At the time of closing, approximately $6 million of the proceeds will be used to repay the outstanding mortgage on the property. Applica’s intention is to enter into a non-cancelable long-term operating lease for new corporate office space in South Florida. No commitment has been made as of the current date.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Notes Payable

          In conjunction with the acquisition of Weitech, Inc. in May 2002, Applica Consumer Products, Inc., Applica’s U.S. operating subsidiary, issued $3.0 million of notes payable primarily to the former shareholders of Weitech. These notes are unsecured, bear interest at an annual rate of 6.0%, and mature on May 31, 2005, with interest only payable quarterly.

     Foreign Indebtedness

          Applica’s foreign subsidiaries have available approximately $14.5 million of trade finance lines of credit, payable on demand, which are collateralized by the subsidiaries’ assets and in some cases, a guarantee of Applica Incorporated. At December 31, 2003 and 2002, the foreign subsidiaries were using approximately $258,000 and $1.7 million, respectively, which were all used for trade financing.

NOTE H - EMPLOYEE BENEFIT PLANS

          Applica has a 401(k) plan for its employees to which Applica makes discretionary contributions at rates dependent on the level of each employee’s contributions. Contributions made by Applica are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the years ended December 31, 2003, 2002 and 2001 totaled approximately $749,000, $803,000 and $766,000, respectively. Applica does not provide any health or other benefits to retirees, except for executive life insurance provided to Mr. Belvin Freidson, the founder of Applica.

NOTE I - INCOME TAXES

          Income tax expense (benefit) consists of the following:

	At December 31,
	2003	2002	2001
		(In thousands)
Current:
Federal	$(174)	$—	$—
Foreign	(279)	3,449	12,754
State	—	—	—

	(453)	3,449	12,754
Deferred	10,600	1,377	(8,608)

	$10,147	$4,826	$4,146

          The United States and foreign components of earnings (loss) before income taxes are as follows:

	For the Year ended December 31,
	2003	2002	2001
	(In thousands)
United States	$11,441	$(4,757)	$(46,484)
Foreign	13,929	14,635	22,192

	$25,370	$9,878	$(24,292)

          The differences between the statutory rates and the tax rates computed on pre-tax profits are as follows:

	For the Year ended December 31,
	2003	2002	2001
Statutory rate	35.0%	35.0%	35.0%
Permanent differences	7.1 *	14.1 *	(2.3)
State income tax	(1.0)	(1.4)	4.1
Net tax rate differential on undistributed earnings and change in estimated tax provision	(3.1)	1.7	(11.4)

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	For the Year ended December 31,
	2003	2002	2001
Foreign earnings distributed to, or taxable in, the U.S.	2.5	2.7	(41.6)
Other	(0.5)	(3.2)	(0.9)

	40.0%	48.9%	(17.1)%

*Permanent differences are primarily the result of foreign exchange translation losses.

          The Internal Revenue Service has completed its examination of Applica’s U.S. tax returns for the years 1994 through 1998. One adjustment has been proposed, which, if sustained, would defer a deduction taken by Applica in 1995 until 1998 and would result in an interest charge net of the tax benefit of approximately $500,000. Applica believes its position is correct and is protesting the disallowance but had accrued for the related liability as of December 31, 2003 and 2002. In addition, Applica Canada Corporation, Applica’s Canadian operating subsidiary, is currently under audit by the Ontario Ministry of Finance for the 2000, 2001 and 2002 tax years. Management believes that adequate provision for taxes has been made for the years under examination and those not yet examined.

          The primary components of future income tax benefits (liabilities) were as follows:

	At December 31,
	2003	2002
	(In thousands)
Inventory differences	$(1,889)	$685
Accrued expenses	13,505	17,969

Total current assets	11,616	18,654
Net operating loss and other carryforwards	33,465	39,111
Fixed assets	760	1,682
Goodwill and intangible asset amortization	23,469	21,734
Capital loss carryforward	—	2,006
Unrealized derivative tax	(632)	—
Valuation allowance	(7,367)	(10,155)

Net non-current assets	49,695	54,378

Net deferred tax assets	$61,311	$73,032

          The tax benefits resulting from disqualifying dispositions of shares of common stock acquired pursuant to incentive stock options and the exercise of non-qualified stock options have been recorded as additions to paid-in capital in the amounts of $47,000, $41,000 and $176,000 in 2003, 2002 and 2001, respectively.

          At December 31, 2003, Applica had net operating loss carryforwards (“NOLs”) of approximately $30.4 million for domestic federal income tax purposes and $9.7 million for foreign income tax purposes. The domestic operating losses and foreign losses expire as follows:

	Operating	Foreign
Year of Expiration	Losses	Losses
2005	$—	$1,338
2006	—	110
2007	—	2,946
2009	—	1,242
2019	11,298	—
2020	18,134	—
2021	400	—
2022	520	—
Indefinite	—	4,018

	$30,352	$9,654

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Applica also has NOLs in numerous states that have a tax benefit of $7.2 million and $9.7 million in 2003 and 2002, respectively. Applica has applied valuation allowances, tax effected, against these NOLs of $4.1 million and $7.1 million in 2003 and 2002, respectively. In addition, Applica has U.S. foreign tax credits of $8.1 million and $8.7 million in 2003 and 2002, respectively, net of an established valuation allowance of $3.3 million as of 2003 and $2.4 million as of 2002. Applica establishes valuation allowances against the state NOLs and U.S. foreign tax credits when it is more likely than not that the benefits will not be realized prior to expiration.

NOTE J - COMMITMENTS AND CONTINGENCIES

     Litigation

          Tilia Matters. In May 2003, Applica brought suit against Tilia International, Inc. in U.S. district court in Miami, Florida to invalidate certain patents held by Tilia relating to its home vacuum packaging products. Immediately thereafter, Tilia sued Applica in the U.S. district court in California for alleged patent infringement by Applica’s Black & Decker® branded vacuum packaging machine and accessories. The California district court action was voluntarily dismissed without prejudice by Tilia in favor of the district court proceeding in Florida. In January 2004, Applica amended its complaint to add allegations that Tilia has violated U.S antitrust laws. The Florida action is in its initial stages.

          In July 2003, Tilia filed a complaint against Applica and other parties with the International Trade Commission, known as the ITC, in Washington D.C. Tilia alleged infringement of its patent related to vacuum packaging machines and requested permanent relief in the form of an exclusion order. Tilia also sought preliminary relief, requesting a temporary exclusion order that would prevent Applica from selling its vacuum sealer product in the U.S. Tilia’s request for a temporary exclusion order was denied by the ITC in January 2004. Full trial before the ITC currently is scheduled for May 2004, with a final ITC decision expected in November 2004.

          In late September 2003, Applica also brought a nullity action in Germany seeking to invalidate the German counterpart of the Tilia vacuum sealer machine patent. This matter is in its initial stages.

          We believe that the amount of ultimate liability of these matters, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity and, accordingly, no accrual has been recorded as of December 31, 2003. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

          Other Matters. Applica is also subject to other legal proceedings, product liability claims and other claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of Applica. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur, which could have a material impact on Applica’s operations.

     Employment Agreements

          Applica has entered into employment agreements with several of its executive officers for periods ranging from two to five years. The agreements provide the employees with an option to terminate their agreements and receive lump sum payments of up to five years compensation if there is a change in control of Applica, as defined in such agreements.

     Leases

          Applica has non-cancelable operating leases for office leases and office equipment. The leases expire over the next six years and contain provisions for certain annual rental escalations.

          Future minimum payments under Applica’s non-cancelable long-term operating leases are as follows:

(In thousands)
2004	$7,831
2005	7,557
2006	5,158

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2007	3,427
2008	1,449
Thereafter	450

$25,872

          Rent expense for the years ended December 31, 2003, 2002 and 2001 totaled approximately $7.5 million, $8.1 million and $9.2 million, respectively.

          In November 2003, Applica entered into an agreement to sell its executive offices located in Miami Lakes for $9.5 million, which is scheduled to close in July 2004. Applica’s intention is to enter into a non-cancelable long-term operating lease for new corporate office space in South Florida. No commitment has been made as of the current date.

          Applica leases a 562,000 square foot warehouse in Little Rock, Arkansas for warehousing and distribution, which expires in March 2008. Durable’s facilities in China are operated under contracts with the local government, with terms between two and ten years. During 2002, Applica closed its office in Shelton, Connecticut.

     License Agreement

          As part of its acquisition of the Black & Decker household products group in June 1998, Applica licensed the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four categories of household appliances. The license was on a royalty-free basis for the four product categories through June 2003. In July 2001, Applica and The Black & Decker Corporation entered into an extension of the trademark license agreement through December 31, 2006. Under the agreement as extended, Applica agreed to pay certain fees and guaranteed minimum royalty payments to The Black & Decker Corporation of $1.2 million in 2001, $2.0 million in 2002, $5.0 million in 2003 and $12.5 million in each year thereafter through 2006. Renewals of the license agreement, if mutually agreed upon, are for five-year periods. If The Black & Decker Corporation does not agree to renew the license agreement, Applica has 18 months to transition out of the product line. No minimum royalty payments would be due during such transition period. The Black & Decker Corporation has agreed not to compete in core product categories for a period of five years after the termination of such license agreement.

          Upon request, The Black & Decker Corporation may elect to extend the license to use the Black & Decker® brand to certain additional products. Such additional products are subject to royalty payments. In 2000 and 2001, Black & Decker extended the license to heaters, fans, humidifiers, dehumidifiers, air purifiers, deep fryers and bag sealers. In 2002, Black & Decker agreed to extend the license to ice cream makers and mixers. In 2003, the license was further extended to certain electronic pest and insect control products, a stain removal product and vacuum bag sealers.

     Other

          In April 1994, Applica purchased from Ourimbah Investment Limited (“Ourimbah”) the remaining 20% of the issued and outstanding capital stock (the “Purchased Shares”) of Applica Durable Manufacturing Limited, Applica’s Chinese manufacturer, which had not, prior to such purchase, been owned, directly or indirectly, by Applica. In connection with such purchase, Applica agreed to make an additional payment (based upon amounts received in connection with any such change in control) to Ourimbah for the Purchased Shares upon the occurrence of a change of control (as defined) of Applica Incorporated on or before July 1, 2009. No change of control will be deemed to have occurred in connection with any transaction approved by a majority of the members of Applica’s Board of Directors.

NOTE K - SHAREHOLDERS’ EQUITY

     Stock Options

          Under various plans, Applica may grant incentive or non-qualified stock options to employees, consultants and directors. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant and no option is exercisable after the expiration of ten years from the date of grant. The stock options outstanding under the plans were generally granted for terms of five, six or ten years and vest on a straight line basis over periods ranging from one to six years. No compensation expense was recognized upon either the grant or exercise of these stock options.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     As of December 31, 2003, there are no shares available for grant under the 1988 Directors Stock Option Plan or the 1992 Employees’ Incentive Stock Option Plan, 4,803 shares available for grant under the 1996 Stock Option Plan, 890,723 shares available for grant under the 1998 Stock Option Plan and 228,866 shares available for grant under the 2000 Stock Option Plan.

     Applica has also granted non-qualified stock options, which are not under any plan. However, no non-plan options have been granted since 1998.

     Information with respect to stock option activity is as follows:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares(000)	Price	Shares(000)	Price	Shares(000)	Price
Outstanding at beginning of year	3,382	$7.50	4,216	$12.67	4,343	$12.46
Granted	172	$7.21	603	$5.16	177	$7.76
Exercised	(130)	$7.00	(123)	$7.16	(128)	$6.27
Forfeited	(581)	$11.99	(1,314)	$23.00	(176)	$7.50

Outstanding at end of year	2,843	$6.65	3,382	$7.50	4,216	$12.67

Options exercisable at end of year	2,270		2,483		3,546
Weighted-average fair value of options granted during the year	$6.84		$3.62		$5.44

          The following information applies to options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares(000)	Life	Price	Shares(000)	Price
$3.17 - $6.33	1,267	3.3	$4.28	875	$3.97
$6.34 - $9.50	1,237	3.1	$7.31	1,074	$7.31
$9.51 - $12.67.	220	1.7	$11.27	206	$11.31
$12.68 - $15.84	99	3.9	$14.02	97	$14.02
$16.25	5	2.3	$16.25	3	$16.25
$31.69	15	4.4	$31.69	15	$31.69

	2,843			2,270

     Employee Stock Purchase Plan

          In May 2000, Applica’s shareholders authorized up to 500,000 shares of common stock for the 2000 Employee Stock Purchase Plan. Under the plan, eligible employees may elect to participate on January 1 or July 1 of each year. Subject to certain limitations determined in accordance with calculations set forth in the plan, an eligible employee is granted a right to purchase shares of common stock (up to a maximum of 1,000 shares) on the last business day on or before each June 30th and December 31st of any year during which he or she is a participant. The option exercise price per share will be an amount equal to 85% of the lower of the market price on the first day of the twelve-month offering period or the market price on the exercise date, unless the participant’s entry date is not the first day of the offering period, in which case the exercise price will be an amount equal to 85% of the lower of the market price of the common stock on the entry date or the market price on the exercise date. As of December 31, 2003 and 2002, an aggregate of 263,958 and 206,776 shares, respectively, of common stock had been issued under the plan.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Common Stock Purchase Rights Plan

          In February 2003, the Board of Directors of Applica Incorporated terminated Applica’s Common Stock Purchase Rights Plan. The plan was terminated by redeeming the Rights that were issued under the Rights Agreement. The Rights were redeemed at a price of $.00001 per right, paid in cash.

NOTE L - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

          Applica has one business segment for financial reporting purposes.

          Applica’s international operations are conducted primarily in China and Mexico, with lesser activities in Canada, the Caribbean and South and Central America. Other than the United States, Applica does not have sales to customers located in any country which exceed 10% of consolidated sales. The following table sets forth the composition of Applica’s sales between those in the United States and those in other locations for each year:

	2003	2002	2001
		(In thousands)
Revenues:
United States operations	$477,655	$501,797	$485,843
International operations:
Sales to unaffiliated customers	162,984	225,559	241,201
Sales – intercompany:
Mexico	113,264	134,934	153,713
China	149,855	168,584	159,214

	263,119	303,518	312,927
Eliminations	(263,119)	(303,518)	(312,927)

Consolidated revenues	$640,639	$727,356	$727,044

Long-lived assets:
United States operations	$965,757	$956,681
International operations	135,919	157,482
Eliminations	(904,569)	(892,440)

Consolidated long-lived assets.	$197,107	$221,723

          Intercompany sales are billed at prices established by Applica. All United States revenues are derived from sales to unaffiliated customers. Geographic area of sales is based primarily on the location from where the product is shipped. Included in United States operations are certain sales derived from direct product shipments from Hong Kong directly to customers located in the United States.

NOTE M - CONCENTRATION OF CREDIT AND OTHER RISKS

          Applica sells on credit terms to a majority of its customers, most of which are U.S., Canadian and Latin American retailers and distributors located throughout those countries.

          Wal-Mart Corporation accounted for 29.8%, 24.5% and 24.3% of 2003, 2002 and 2001 consolidated net sales, respectively. As of December 31, 2003 and 2002, Wal-Mart Corporation accounted for 29.0% and 21.5%, respectively, of Applica’s consolidated accounts receivable.

          A majority of Applica’s revenue is generated from the sale of Black & Decker® branded products, which represented approximately 70%, 62% and 63% of consolidated net sales in 2003, 2002 and 2001, respectively.

          Applica’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Management sets specific allowances for customers in

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

bankruptcy, if any, and an additional allowance for the remaining customers. Should business conditions deteriorate or any major credit customer default on its obligations to Applica, this allowance may need to be increased which may have an adverse impact upon Applica’s earnings. As of December 31, 2003 and 2002, the allowance for bad debt was $12.5 million and $15.8 million, respectively.

          In 2002, Applica Consumer Products, Inc. entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. The agreements allow Applica to transfer to CIT, without recourse, approved receivables under certain circumstances, including the bankruptcy of covered customers. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. These agreements are strictly to insure selected receivables. As of December 31, 2003 and 2002, Applica was insuring $16.5 million and $4.4 million of receivables under this agreement.

          Applica’s manufacturing operations are located abroad and Applica purchases a significant amount of product from third party suppliers in the Far East. Applica also sells its products to customers located in foreign jurisdictions, including Latin America, Canada and China. The majority of Applica’s products are manufactured by its Hong Kong based manufacturing subsidiary, Applica Durable Manufacturing Limited, and its Mexican manufacturing subsidiary, Applica Manufacturing, S. de. R.L. de C.V. The geographical distances between China, the United States and Mexico create a number of logistical and communications challenges. Because Applica manufactures its products and conducts business in several foreign countries, Applica is affected by economic and political conditions in those countries, including fluctuations in the value of currency, increased duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, and the burdens and costs of compliance with a variety of foreign laws. Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could have a material adverse effect on Applica, its results of operations, prospects or debt service ability. Applica could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.

          If Applica determines that it is necessary to relocate Applica’s manufacturing facilities from China or Mexico and is unable to do so, due to confiscation, expropriation, nationalization, embargoes, governmental restrictions or otherwise, Applica would incur substantial operating and capital losses, including losses resulting from business disruption and delays in production. In addition, as a result of a relocation of its manufacturing equipment and certain other assets, Applica would likely incur relatively higher manufacturing costs. A relocation could also adversely affect Applica’s revenues if the demand for Applica’s products currently manufactured in China and Mexico decreases due to a disruption in the production and delivery of such products or due to higher prices which might result from increased manufacturing costs. Furthermore, earnings could be adversely affected due to reduced sales and/or Applica’s inability to maintain its current margins on the products currently manufactured in China and Mexico.

          China gained Permanent Normal Trade Relations (“PNTR”) with the United States when it acceded to the World Trade Organization (“WTO”), effective January 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, including those manufactured by us, which would have a material adverse impact on our business, financial condition and results of operations.

          Applica Durable Manufacturing Limited is incorporated in Hong Kong and its executive sales offices and its senior executives are located or reside there. Applica also conducts significant trading activities through subsidiaries incorporated in Hong Kong, which may be influenced by the changing political situation in Hong Kong and by the general state of the Hong Kong economy.

          Applica Manufacturing, S. de R.L. de C.V., Applica’s Mexican manufacturing facility, is incorporated in Mexico. The Mexican government exercises significant influence over many aspects of the Mexican economy. Accordingly, the actions of the Mexican government concerning the economy could have a significant effect on private sector entities in general and Applica in particular. In addition, during the 1980s and 1990s, Mexico experienced periods of slow or negative growth, high inflation, significant devaluations of the peso and limited availability of foreign exchange. As a

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

result of Applica’s reliance upon manufacturing facilities in Mexico, economic conditions in Mexico could adversely affect Applica’s business, financial condition and results of operations.

NOTE N - RELATED PARTY TRANSACTIONS

          Matters Relating to Ourimbah Investment Ltd. Ourimbah Investment Ltd., a Hong Kong company, owns approximately 7.8% of the outstanding common stock of Applica. Messrs. Lai Kin and Lam King Loi are majority owners of Ourimbah. Mr. Lai Kin serves as a member of the Board of Directors of Applica and is the former Chairman of Applica Durable Manufacturing Limited, Applica’s Hong Kong manufacturing subsidiary. Mr. Lam King Loi is the former Vice Chairman of Applica Durable Manufacturing Limited.

          In April 1994, in connection with the purchase by Applica of the remaining 20% of the outstanding shares of Applica Durable Manufacturing Limited from Ourimbah, Applica agreed, upon a change of control of Applica (as defined in the acquisition agreement), to make an additional payment to Ourimbah in respect of the shares of Applica Durable being purchased under the agreement. The payment is equal to the greater of (i) the same multiple of earnings per share paid for the shares of common stock of Applica received in connection with such change of control or (ii) the same multiple of net asset value per share paid for the shares of common stock of Applica received in connection with such change of control.

          In addition, Applica agreed to use its best efforts to recommend to its shareholders and directors that two individuals be nominated by Mr. Lai Kin and deemed suitable by Applica be appointed as members of Applica’s Board of Directors. Applica further agreed to maintain the composition of Durable’s Board of Directors equally divided between designees of Ourimbah and persons selected by Applica. Accordingly, for so long as (i) such designees of Ourimbah who are present members of the Board of Directors of Durable remain shareholders of Ourimbah, and (ii) Ourimbah remains a shareholder of Applica, Applica must vote its shares of Durable to appoint such designees of Ourimbah to the Durable Board. When any member of the Durable Board who has been designated by Ourimbah ceases to be a shareholder of Ourimbah, such designee shall no longer be entitled to serve on the Durable Board, and Applica shall have the right to designate a replacement member to the Durable Board in its sole discretion.

          Additionally, Applica has agreed to use its best efforts to recommend to its shareholders and directors that Lai Kin be appointed as, and remain a member of, Applica’s Board of Directors for such time as Mr. Lai (or Ourimbah) continues to be a shareholder of Applica and continues to be employed by Durable and/or any other affiliate of Applica.

          Applica Durable Manufacturing Limited leases certain factories and worker dormitories in China from Ourimbah, which facilitated the building of such factories and dormitories with the local government. The rental payments made to Ourimbah during the year ended December 31, 2003, 2002 and 2001 totaled approximately $838,000, $870,000, and $850,000, respectively. The rental charges are generally comparable to the rates charged Applica Durable Manufacturing Limited by the local government for similar buildings and dormitories.

          Loans. Applica has a loan outstanding to David M. Friedson, its Chairman of the Board. The loan, which is unsecured, bears interest at LIBOR plus 1.5% per annum (2.62% at December 31, 2003) and is payable upon demand. Interest is payable on the due date. At December 31, 2003, 2002 and 2001, the balance of such loan, including accrued interest, was approximately $1,039,000, $986,000 and $1,323,000, respectively.

          In April 1999, Applica sold 210,000 shares of its common stock to Mr. Friedson at the fair market value of $7.125 per share and provided a loan in the amount of $1,496,250 that was used in connection with the purchase of such shares. The loan is on a full recourse basis and is secured by shares of common stock held by Mr. Friedson. The loan is due in April 2005. The loan bears interest at the rate of LIBOR plus 2.75% per annum (3.87% at December 31, 2003). Interest is payable on the due date. The amount due to Applica, including accrued interest, at December 31, 2003, 2002 and 2001 was approximately $1,949,000, $1,887,000 and 1,818,000, respectively.

          Sales Representative Relationships. Applica Consumer Products, Inc. uses the services of TJK Sales, Inc. (“TJK”), an independent sales representative. Thomas J. Kane, a member of Applica’s Board of Directors, is the sole shareholder and Chief Executive Officer of TJK. Applica Consumer Products, Inc. entered into an agreement with TJK, pursuant to which Applica agreed to pay $3,000 per month plus certain expenses in return for TJK’s services as a sales representative to J.C. Penney. The agreement may be terminated by either party on 30 days’ notice. Payments to TJK totaled approximately $36,000 in 2003, $125,000 in 2002 and $179,000 in 2001. Applica also reimburses TJK for related out-of-pocket expenses.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Employment and Related Matters. In 1983, Belvin Friedson, the founder of Applica, entered into an employment agreement with Applica. Pursuant to his employment agreement, Mr. Friedson agreed to provide advisory services to Applica subsequent to his resignation as Chief Executive Officer. In 2003, 2002 and 2001, Mr. Friedson received annual compensation from Applica of approximately $375,000 under such agreement. He also participated in the executive life insurance plan and had use of a company car. Mr. Friedson is the father of David M. Friedson, Applica’s Chairman of the Board.

          Barbara Friedson Garrett, the sister of David M. Friedson, Applica’s Chairman of the Board, has been employed by Applica Consumer Products, Inc. as a Senior Vice President since 1983 and served in other capacities with Applica since 1973. Ms. Garrett’s current employment agreement, dated July 18, 1983, will be terminated in July 2004. After such time, Ms. Garrett will remain an employee of Applica Consumer Products, Inc., but her compensation will be reduced to approximately $175,000. Ms. Garrett was paid $358,000 $355,000 and $536,000 for her services during the year ended December 31, 2003, 2002 and 2001, respectively.

          Mr. Lai Kin, a majority owner of Ourimbah, serves as a member of the Board of Directors of Applica and the former Chairman of Applica Durable Manufacturing Limited and was paid total compensation of approximately $563,000, $541,000 and $513,000 for his services during the years ended December 31, 2003, 2002 and 2001, respectively. Mr. Lai has been employed by Applica Durable since 1970. Mr. Lam King Loi, a majority owner of Ourimbah, is the former Vice Chairman of Applica Durable Manufacturing Limited and was paid total compensation of approximately $295,000, $296,000 and $295,000 for his services during the years ended December 31, 2003, 2002 and 2001. Mr. Lam has been employed by Applica Durable since 1970.

          Ben Lai, the son of Mr. Lai Kin, is employed by Applica Durable Manufacturing Limited as the Managing Director and was paid total compensation of approximately $368,000, $307,000 and $205,000 for his services during the year ended December 31, 2003, 2002 and 2001, respectively. Ben Lai has been employed by Applica Durable since 1990. Desmond Lai, the son of Mr. Lai Kin, is employed by Applica Consumer Products, Inc. and was paid total compensation of approximately $321,000, $354,000 and $311,000 for his services during 2003, 2002 and 2001, respectively. Desmond Lai has been employed by Applica Durable since 1986. Eliza Lai, the daughter of Mr. Lai Kin, is employed by Applica Durable Manufacturing Limited as the General Manager — Purchasing and was paid total compensation of approximately $187,000, $213,000 and $188,000 for her services during the years ended December 31, 2003, 2002 and 2001, respectively. Eliza Lai has been employed by Applica Durable since 1983. Jannie Fung, Desmond Lai’s wife, was employed by Applica Durable Manufacturing Limited as a Senior Product Manager and was paid total compensation of approximately $83,530, $72,800 and $60,000 for her services during 2003, 2002 and 2001, respectively. Jannie Fung has been employed by Applica Durable since 1977 and resigned her position effective April 2003.

          Dubel Industrial Limited. Applica Durable Manufacturing was the majority shareholder of Dubel Industrial Limited, which owned a dormitory building located in China. Certain employees of Durable who resided in the dormitories were given shares of Dubel as a form of employee benefit. As a shareholder, these employees would also receive cash distributions based on the rental payments received by Dubel. In December 2003, Applica Durable purchased the shares of Dubel held by employees and Dubel is currently a 100% owned subsidiary of Applica Durable. In 2003, in connection with the cash distributions and the repurchase of the shares, Lai Kin and his family received approximately $109,400 and Lam King Loi received $17,800. In 2002, in connection with the cash distributions, Lai Kin and his family received approximately $13,839 and Lam King Loi received $2,410. In 2001, in connection with the cash distributions, Lai Kin and his family received approximately $12,240 and Lam King Loi received $2,080.

          Charitable Contributions. During 2003, 2002 and 2001, Applica made contributions to the United Way of approximately $203,000, $120,500 and $68,700, respectively. Barbara Friedson Garrett serves as a member of the Executive Committee of the United Way of Miami-Dade County.

NOTE O – FINANCIAL INSTRUMENTS

     Interest Rate Risk Management

          Applica is exposed to the impact of interest rate changes. Applica’s objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of its borrowings. Applica maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          It is Applica’s policy to enter into interest rate risk management transactions only to the extent considered necessary to meet its objectives as set forth above. Applica does not enter into interest rate risk management transactions for speculative purposes.

          Significant interest rate risk management instruments held by Applica during 2003 and 2002 included pay-floating swaps, pay-fixed swaps and interest rate caps. The pay-floating swap effectively converts medium term fixed-rate obligations to LIBOR-rate indexed variable-rate instruments. Pay-fixed swaps effectively convert floating-rate obligations to fixed-rate instruments. Interest rate caps provide protection against rising interest rates. All swaps that qualify for fair value hedging have maturity dates that mirror the maturity date of the underlying hedged transaction. At December 31, 2003 and 2002, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

          The impact of interest rate risk management activities on pre-tax income was negligible in 2003, a net loss of approximately $289,000 in 2002 and a net gain of $1.7 million in 2001.

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

          Applica enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and forecasted foreign currency revenues. Applica uses option strategies and forward contracts that provide for the purchase and sale of foreign currencies to hedge forecasted revenues and expenses. Applica also uses forward contracts to hedge foreign currency assets and liabilities. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Mexican peso, Chinese renminbi, Hong Kong dollar and Canadian dollar.

          The impact of foreign exchange risk management activities on operating income was a net loss of $2.3 million in 2003, a net gain of $70,000 in 2002 and a net gain of $715,000 in 2001.

     Fair Value of Financial Instruments

          At December 31, 2003 and 2002, Applica’s financial instruments included cash, cash equivalents, receivables, accounts payable, borrowings and interest rate, forward and foreign exchange risk management contracts. At December 31, 2003 and 2002, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts are as follows:

	2003		2002
	Carrying		Carrying
	Amount/Notional		Amount/Notional
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Borrowings(1)	$136,788	$136,788	$193,982	$193,332
Risk management contracts(2):
Foreign exchange forwards(3)	$7,425	$(144)	$7,000	$48
Foreign exchange options(3).	$21,100	$(330)	$34,049	$(1,734)
Interest rate swaps(4)	$80,000	$415	$20,939	$153

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)	The fair value of borrowings was approximated at carrying value, except for the 10% Senior Subordinated Notes, which were valued at 100.0% and 99.5% at December 31, 2003 and 2002, respectively, based upon quoted market prices.

(2)	The fair value of risk management contracts was based upon quotes from outside parties. Fair value amounts change with market conditions and will be substantially offset by changes in the value of the related hedged transaction. A positive fair value represents the amount Applica would receive upon exiting the contracts and a negative fair value represents the amount Applica would pay upon exiting the contracts. Applica intends to hold all contracts to maturity, at which time the fair value will be zero.

(3)	Fair values are included in other long term liabilities in the consolidated balance sheet.

(4)	Fair values are included in prepaid expenses and other in the consolidated balance sheet.

     Credit Concentrations

          Applica continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. Applica would not have realized a material loss as of December 31, 2003 or 2002 in the event of nonperformance by any one counterparty. Applica enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, Applica limits the amount of investment credit exposure with any one institution.

NOTE P – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

          Applica’s domestic subsidiaries are guarantors of Applica’s 10% Senior Subordinated Notes due 2008. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Applica Incorporated (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of Applica. The results of operations and cash flows presented below assume that the guarantor subsidiaries were in place for all periods presented. Applica and guarantor subsidiaries have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The guarantor subsidiaries are wholly owned subsidiaries of Applica and have fully and unconditionally guaranteed the notes on a joint and several basis. The notes contain certain covenants which, among other things, restrict the ability of the guarantor subsidiaries to make distributions to Applica Incorporated. Applica has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries and non-guarantor subsidiaries because it has determined they would not be material to investors.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended December 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$504,941	$398,817	$(263,119)	$640,639
Cost of sales	—	361,061	361,501	(263,119)	459,443
Product recall expenses (credit)	—	(1,900)	(2,225)	—	(4,125)

Gross profit	—	145,780	39,541	—	185,321
Operating (income) expenses	6	162,277	24,318	—	186,601
Repositioning and other charges	—	4,681	—	—	4,681
Impairment of intangible asset	—	7,152	—	—	7,152

Operating earnings (loss)	(6)	(28,330)	15,223	—	(13,113)
Other (income) expense, net	(86)	15,751	(2,518)	—	13,147
Loss on early extinguishment of debt	—	3,940	—	—	3,940

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	80	(48,021)	17,741	—	(30,200)
Equity in net earnings (loss) of joint venture	55,570	—	—	—	55,570
Equity in net earnings (loss) of subsidiaries	(18,199)	—	—	18,199	—
Income tax expense (benefit)	22,228	(11,530)	(551)	—	10,147

Net earnings (loss)	$15,223	$(36,491)	$18,292	$18,199	$15,223

Balance Sheet:
Cash and cash equivalents	$—	$1,124	$11,611	$—	$12,735
Accounts and other receivables, net	—	99,449	31,572	—	131,021
Receivables from affiliates	(383,226)	73,091	66,283	245,467	1,615
Inventories	—	74,147	32,179	—	106,326
Future income tax benefits	—	13,723	(2,107)	—	11,616
Other current assets	—	4,857	13,559	—	18,416

Total current assets	(383,226)	266,391	153,097	245,467	281,729
Investment in joint venture	5,389	—	—	—	5,389
Investment in subsidiaries	678,645	113,502	70,430	(862,577)	—
Property, plant and equipment, net	—	19,357	51,032	—	70,389
Long-term future income tax benefits	—	46,619	3,076	—	49,695
Other assets	2,072	100,173	11,381	(41,992)	71,634

Total assets	$302,880	$546,042	$289,016	$(659,102)	$478,836

Accounts payable and accrued expenses	$—	$60,569	$40,066	$—	$100,635
Current maturities of long-term debt	151	—	—	—	151
Deferred rent	—	301	—	—	301
Current taxes payable	—	447	1,725	—	2,172

Total current liabilities	151	61,317	41,791	—	103,259
Long-term debt	136,637	39,310	13,142	(52,452)	136,637
Future income tax liabilities	—	10	(10)	—	—
Other long-term liabilities	474	853	—	—	1,327

Total liabilities	137,262	101,490	54,923	(52,452)	241,223
Shareholders’ equity	165,618	444,552	234,093	(606,650)	237,613

Total liabilities and shareholders’ equity	$302,880	$546,042	$289,016	$(659,102)	$478,836

Cash Flow Information:
Net cash provided by (used in) operating activities	$(5,411)	$4,923	$55,118	$(27,155)	$27,475
Net cash provided by (used in) investing activities	33,379	(54,499)	(37,043)	91,553	33,390
Net cash provided by (used in) financing activities	(30,994)	47,091	(10,538)	(64,398)	(58,839)
Effect of exchange rate changes on cash	3,026	—	—	—	3,026
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	$—	$1,124	$11,611	$—	$12,735

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended December 31, 2002
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$544,493	$486,381	$(303,518)	$727,356
Cost of sales	—	363,916	438,536	(303,518)	498,934

Gross profit	—	180,577	47,845	—	228,422
Operating (income) expenses	(1,063)	157,952	34,281	—	191,170
Repositioning charge	—	10,643	—	—	10,643

Operating earnings (loss)	1,063	11,982	13,564	—	26,609
Other (income) expense, net	(103)	(4,813)	20,706	—	15,790
Gain on litigation settlement	—	(1,070)	513	—	(557)

Earnings (loss) before equity in net earnings (loss) of joint ventures and subsidiaries, and income taxes	1,166	17,865	(7,655)	—	11,376
Equity in net earnings (loss) of joint ventures	(1,498)	—	—	—	(1,498)
Equity in net earnings (loss) of subsidiaries	(73,445)	—	—	73,445	—
Income tax expense (benefit)	—	2,807	2,019	—	4,826

Earnings (loss) before cumulative effect of change in accounting principle	(73,777)	15,058	(9,674)	73,445	5,052
Cumulative effect of change in accounting principle	—	(78,829)	—	—	(78,829)

Net earnings (loss)	$(73,777)	$(63,771)	$(9,674)	$73,445	$(73,777)

Balance Sheet:
Cash and cash equivalents	$—	$3,609	$4,074	$—	$7,683
Accounts and other receivables, net	—	104,739	41,828	—	146,567
Receivables from affiliates	(350,886)	24,515	38,202	290,229	2,060
Inventories	—	80,584	30,869	—	111,453
Future income tax benefits	—	18,654	—	—	18,654
Other current assets	—	2,593	10,932	—	13,525

Total current assets	(350,886)	234,694	125,905	290,229	299,942
Investment in joint venture	1,249	—	—	—	1,249
Investment in subsidiaries	651,430	113,482	70,430	(835,342)	—
Property, plant and equipment, net	—	18,363	58,600	—	76,963
Long-term future income tax benefits	—	52,404	1,974	—	54,378
Other assets	2,473	117,280	26,478	(57,098)	89,133

Total assets	$304,266	$536,223	$283,387	$(602,211)	$521,665

Accounts payable and accrued expenses	$2	$62,854	$43,276	$—	$106,132
Current maturities of long-term debt	—	144	—	—	144
Deferred rent	—	372	—	—	372
Current taxes payable	—	1,034	(516)	—	518

Total current liabilities	2	64,404	42,760	—	107,166
Long-term debt	193,838	40,463	20,706	(61,169)	193,838
Future income tax liabilities	—	(1,146)	1,146	—	—
Other long term liabilities	1,686	(153)	—	—	1,533

Total liabilities	195,526	103,568	64,612	(61,169)	302,537
Shareholders’ equity	108,740	432,655	218,775	(541,042)	219,128

Total liabilities and shareholders’ equity	$304,266	$536,223	$283,387	$(602,211)	$521,665

Cash Flow Information:
Net cash provided by (used in) operating activities	$701	$(47,465)	$18,659	$80,145	$52,040
Net cash provided by (used in) investing activities	22,908	22,907	(17,642)	(59,629)	(31,456)
Net cash provided by (used in) financing activities	(25,548)	27,411	(11,930)	(20,516)	(30,583)
Effect of exchange rate changes on cash	1,939	—	—	—	1,939
Cash at beginning	—	756	14,987	—	15,743
Cash at end	$—	$3,609	$4,074	$—	$7,683

SUPPLEMENTAL FINANCIAL DATA

Quarterly Financial Data (Unaudited)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2003 and 2002 are set forth in the following table:

					Basic		Diluted
			Net		Earnings		Earnings
		Gross	Earnings		(Loss Per		(Loss) Per
	Sales	Profit	(Loss)		Share)		Share
	(In thousands, except per share data)
2003
First quarter	$121,239	$37,022	$19,621	(1)	$0.84		$0.83
Second quarter	136,847	38,106	(2,785	)(1)	(0.12)		(0.12)
Third quarter	173,512	50,508	4,855	(1)(2)	0.21		0.20
Fourth quarter	209,041	59,685	(6,468	)(1)(3)	(0.27)		(0.27)

Total	$640,639	$185,321	$15,223		$0.65	(4)(5)	$0.63	(5)

2002
First quarter	$143,058	$40,614	$(82,010)		$(3.51	)(4)	$(3.51	)(4)
Second quarter	168,039	52,168	(2,057)		(0.09)		(0.09)
Third quarter	194,851	63,938	5,214		0.22		0.22
Fourth quarter	221,408	71,702	5,076		0.22		0.21

Total	$727,356	$228,422	$(73,777)		$(3.15	)(5)	$(3.10	)(5)

(1)	In the first quarter of 2003, Applica recorded equity in net earnings of its joint venture of $37.5 million. In addition, Applica recorded equity in net earnings of its joint venture for $1.5 million, $16.2 million and $371,000 for the second, third and fourth quarters, respectively.

(2)	In the third quarter of 2003, Applica recorded charges of $1.9 million ($1.1 million, net of tax) related to the early extinguishment of $30.0 million of the 10% notes

(3)	In the fourth quarter of 2003, Applica recorded:

•	an impairment charge of $7.2 million ($4.3 million, net of tax) related to an intangible asset acquired as part of the acquisition of the Black & Decker household products group;

•	expenses of $6.9 million ($4.1 million, net of tax) related to the retrenchment of the Mexican and Chinese manufacturing facilities;

•	repositioning and other charges of $4.7 million ($2.8 million, net of tax) related to accrued rental expenses at the Shelton, Connecticut facility, which was closed in the third quarter of 2002; and

•	charges of $2.0 million ($1.2 million, net of tax) related to the early extinguishment of an additional $35.0 million of the 10% notes.

(4)	In January 2002, Applica applied the provisions of SFAS 142 “Goodwill and Other Intangible Assets”. Based on its impairment test, Applica recognized an adjustment of $121.3 million ($78.8 million or $3.31 per share, net of tax on a full year and fully diluted basis) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value.

(5)	The sum of the quarters differs from the total due to exclusion of anti-dilutive effect of stock options in earnings per share calculation in periods with losses.

SCHEDULE II

Applica Incorporated and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Purchase	Charged to	Charged to			Balance at
	Beginning of	Price	Costs and	Other			End of
Description	Period	Reserves	Expenses	Accounts	Deductions		Period
Year ended December 31, 2003
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$15,830	—	$2,228	—	$(5,515	)(1)	$12,543
Inventory reserves	$4,309	—	$1,805	—	$(759	)(1)	$5,355
Deferred tax valuation allowance	$10,155	—	—	—	$(2,788	)(1)	$7,367

Year ended December 31, 2002
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$10,499	$(62)	$10,618	—	$(5,225	)(1)	$15,830
Inventory reserves	$2,831	—	$2,929	—	$(1,451	)(1)	$4,309
Deferred tax valuation allowance	$10,175	—	—	—	$(20	)(1)	$10,155

Year ended December 31, 2001
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$8,049	—	$4,002	—	$(1,552	)(1)	$10,499
Inventory reserves	$2,510	—	$1,719	—	$(1,398	)(1)	$2,831
Deferred tax valuation allowance	$4,537	—	$5,638	—	—		$10,175

(1)	Write-off against the reserve

SCHEDULE III

Applica Incorporated and Subsidiaries

Anasazi Partners, Limited Partnership

FINANCIAL STATEMENTS

DECEMBER 31, 2003

III-1

C O N T E N T S

Page
INDEPENDENT AUDITORS’ REPORT	III - 3

FINANCIAL STATEMENTS

Statements of Assets and Liabilities	III - 4

Condensed Schedule of Investments	III - 5

Statements of Operations	III - 6

Statements of Changes in Partners’ Capital	III - 7

Statements of Cash Flows	III - 8

Notes to Financial Statements	III - 9 to III - 11

III-2

INDEPENDENT AUDITORS’ REPORT

To the Partners
Anasazi Partners, Limited Partnership

We have audited the accompanying statement of assets and liabilities of Anasazi Partners, Limited Partnership as of December 31, 2003, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anasazi Partners, Limited Partnership as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying statement of assets and liabilities, including the condensed schedule of investments, of Anasazi Partners, Limited Partnership as of December 31, 2002 and the related statements of operations, changes in Partners’ capital and cash flows for the years ended December 31, 2002 and 2001 were not audited by us and, accordingly, we do not express an opinion on them.

The Partnership ceased operations in 2003 after the sale of its principal investment. The remaining net assets are intended for distribution to creditors and partners.

/s/ KAUFMAN, ROSSIN & CO.

Miami, Florida
March 5, 2004

III-3

ANASAZI PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF ASSETS AND LIABILITIES
DECEMBER 31, 2003 AND 2002

		(Unaudited)
ASSETS	2003	2002
MARKETABLE SECURITIES OWNED, at market value (cost $1,680,874 for 2002)	$—	$1,540,545
INVESTMENTS IN PRIVATE COMPANIES, at fair value (cost $2,174,000 for 2002)	—	41,538,583
CASH AND CASH EQUIVALENTS	2,434,583	38,746
ESCROWED SALES PROCEEDS RECEIVABLE	6,268,907	—
PREPAID EXPENSES	—	13,686

TOTAL ASSETS	$8,703,490	$43,131,560

LIABILITIES AND PARTNERS’ CAPITAL
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	$33,000	$—
PARTNERS’ CAPITAL	8,670,490	43,131,560

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$8,703,490	$43,131,560

See accompanying notes.

III-4

ANASAZI PARTNERS, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2002 (UNAUDITED)

NUMBER OF SHARES		VALUE
	COMMON STOCK (3.57%)
9,965,389	Casinos and Gaming (3.47%) Transworld Corporation (3.47%)	$1,494,808
	Consumer Financial Services (0.01%)	6,000
	Major Drugs (0.09%)	39,737

	TOTAL MARKETABLE SECURITIES OWNED (Cost $1,680,874)	$1,540,545

	INVESTMENTS IN PRIVATE COMPANIES (96.31%)
	Business Services (0.23%)	$100,000
	Chemical and Allied Products (0.06%)	25,000
	Food Processing (95.39%)
2,927,031	ZonePerfect Nutrition Company (95.39%) (1)	41,143,583
	Semiconductors (0.63%)	270,000

	TOTAL INVESTMENTS IN PRIVATE COMPANIES (Cost $2,174,000)	$41,538,583

*	Percent of net assets is parenthetically shown for each category.

*	All investments are United States of America issues.

(1)	The President of the Partnership’s general partner was the chief executive officer of this company.

See accompanying notes.

III-5

ANASAZI PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		(Unaudited)	(Unaudited)
	2003	2002	2001
REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain (loss) on investments	$82,356,967)	$(151,717)	$(560,878)
Change in unrealized gain (loss) on investments	(39,224,252)	31,489,431	5,026,895

NET GAIN ON INVESTMENTS	43,132,715	31,337,714	4,466,017

INVESTMENT INCOME AND EXPENSES:
Interest income	30,600	156,047	14,492
Other partnership expenses	54,814	6,708	43,183

INVESTMENT INCOME (LOSS) — NET	(24,214)	149,339	(28,691)

NET INCOME	$43,108,501	$31,487,053	$4,437,326

See accompanying notes.

III-6

ANASAZI PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	TOTAL	GENERAL PARTNER	LIMITED PARTNER
Balances December 31, 2000 (Unaudited)	$7,539,449	$3,706,028	$3,833,421
Net income for 2001 (Unaudited)	4,437,326	2,218,663	2,218,663
Distributions in 2001 (Unaudited)	(132,268)	(66,134)	(66,134)

Balances December 31, 2001 (Unaudited)	11,844,507	5,858,557	5,985,950
Net income for 2002 (Unaudited)	31,487,053	15,743,526	15,743,527
Distributions in 2002 (Unaudited)	(200,000)	(100,000)	(100,000)

Balances December 31, 2002 (Unaudited)	43,131,560	21,502,083	21,629,477
Net income for 2003	43,108,501	7,567,620	35,540,881
Distributions in 2003	(77,569,571)	(25,716,974)	(51,852,597)

Balances December 31, 2003	$8,670,490	$3,352,729	$5,317,761

See accompanying notes.

III-7

ANASAZI PARTNERS, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		(Unaudited)	(Unaudited)
	2003	2002	2001
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES:
Net income	$43,108,501	$31,487,053	$4,437,326

Adjustments to reconcile net income to net cash provided by operating and investing activities:
Changes in operating assets and liabilities:
Marketable securities owned	533,086	(1,346,767)	(127,748)
Investments in private companies	35,269,676	(29,6321,268)	(4,207,658)
Prepaid expenses	13,686	17,510	(7,797)
Accounts payable and accrued liabilities	33,000	—	—
Total adjustments	35,849,448	(30,961,525)	(4,343,203)

Net cash provided by operating and investing activities	78,957,949	525,528	94,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	—	(290,000)	(10,000)
Distributions to partners	(76,562,112)	(200,000)	(132,268)

Net cash used in financing activities	(76,562,112)	(490,000)	(142,268)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,395,837	35,528	(48,145)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,746	3,218	51,363

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,434,583	$38,746	$3,218

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$25,100	$—

Cash paid for income taxes	$—	$—	$—

Non-Cash Investing and Financing Activities:

     In 2003, upon the sale of one of the Partnership’s investments, $6,268,907 was placed into an escrow account to be held subject to representations and warranties of the seller.

     In 2003, the Partnership made distributions to its partners in the form of securities valued at $1,007,459.

See accompanying notes.

III-8

ANASAZI PARTNERS, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

Anasazi Partners, Limited Partnership (the “Partnership”) is a limited partnership organized under the laws of Massachusetts pursuant to the Agreement of Limited Partnership, dated August 20, 1996 (the “Partnership Agreement”). The Partnership’s business activity is to invest the funds of the Partnership, with the principal objective of achieving appreciation of capital invested. The general partner of the Partnership is C.P. Baker, Inc. (the “General Partner”). The Partnership ceased operations in 2003 after the sale of its principal investment. The remaining net assets are intended for distribution to creditors and partners.

Cash and Cash Equivalents

The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Partnership may, during the ordinary course of business, maintain account balances with banks in excess of federally insured limits.

Investments

Unregistered Securities - The Partnership records all unregistered securities transactions on a settlement date basis, using the specific identification method. The fair value of these securities are determined in good faith by the General Partner. In determining the fair market value of these investments, the General Partner considers factors such as earnings trends, earnings forecasts, recent transactions in the same or similar securities and all other indications of fair value that are available. The value assigned to these investments is based upon available information and does not necessarily represent the amount that might ultimately be realized upon sale. Because of the inherent uncertainty of valuation, these estimated fair values may differ significantly from the value that would have been used had a ready market for the securities existed, and the differences could be material.

Marketable Securities - The Partnership records all marketable securities transactions on a trade date basis, using the specific identification method. Securities and other investments traded on a national exchange or on the national market system of NASDAQ are valued at the last sale price or, if there has been no sale on that date, then at the last reported sale price within the five-day period preceding such date; otherwise, at the closing bid price, provided that any securities or other investments sold short are valued at the closing asked price. Other securities or investments for which over-the-counter market quotations are available are similarly valued at the last trade price or bid quotation, provided that securities or investments sold short are valued at the last current asked quotation. The General Partner has sole and absolute discretion in valuing any positions for which market quotations are not readily available or in adjusting the valuation of any other position.

III-9

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Income and Expenses

Interest income and expenses are recorded on the accrual basis. Other partnership expenses generally consist of costs, expenses and obligations relating to the Partnership’s activities, investments and business as defined by the Partnership Agreement.

Income Taxes

No provision has been made for income taxes since the income or loss is includible in the tax returns of the partners. Additionally, the cost basis of assets and liabilities in the accompanying financial statements approximates their basis for income tax purposes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. INVESTMENTS IN PRIVATE COMPANIES, AT FAIR VALUE

At December 31, 2002, investments in private companies were valued at $41,538,583. These values have been estimated by the General Partner in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the difference could be material.

NOTE 3. SIGNIFICANT TRANSACTIONS

In 2003, the Partnership sold its ownership interest in ZonePerfect Nutrition Company, Inc. for approximately $85.2 million, recognizing a realized gain of approximately $83.3 million. In connection with the sale, $6.3 million is being held in escrow against potential claims concerning representations and warranties of the seller. This amount is included in the accompanying financial statements as realized gain on investments and escrow receivable. Additionally, the Partnership may be entitled to receive up to an additional $6.3 million, which is also held in escrow, dependent upon the satisfactory performance of certain contract renegotiations. This amount has not been included in the financial statements as its realization is dependent upon the resolution of future events.

III-10

NOTE 4. LIMITED PARTNERSHIP AGREEMENT

Income and Expense Allocation

The Partnership Agreement provides for the allocation of net profits and net losses to and among the partners in proportion to their respective partnership percentages based upon each partners respective pro-rata capital account. Realized capital gains and losses are allocated in accordance with the Partnership Agreement. Effective January 1, 2003, the Partnership agreement was amended to provide for a specific allocation of the net profits resulting from the Partnership’s interest in ZonePerfect.

Distributions

Distributions may be made at the discretion of the General Partner and the distribution must be made first in cash to the extent practicable and then in securities. Cash distributions representing a return of capital are made in proportion to contributed capital. Generally, cash distributions representing profit are made in the same proportion as such profit is allocated to the capital accounts.

NOTE 5. FINANCIAL HIGHLIGHTS

Financial highlights for the years ended December 31, are as follows:

		(Unaudited)	(Unaudited)
	2003	2002	2001
Operating Ratios (Based on average net assets)
Expenses	0.13%	0.06%	0.56%

Net investment income (loss)	(0.06%)	1.24%	(0.37%)

Internal Rate of Return (IRR)
Through each year-end, beginning with 2001	163.49%	138.59%	56.31%

Total return and operating ratios are calculated for the limited partner investor class taken as a whole.

The cumulative IRR of the limited partner class taken as a whole beginning with the year ended December 31, 2001 are presented above. The IRR was computed based on the actual dates of the cash outflows for 2003 (cash and stock distributions) and the ending net assets at the end of the respective years (residual value). The dates of the outflows for 2001 and 2002 were deemed effective on December 31st of each year.

III-11