Form 10-Q
period 2004-03-31
APPLICA INC
filed 2004-05-07
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER 1-10177

APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida	33014

(Address Of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of shares outstanding on May 3, 2004

Common Stock, $0.10 par value	24,032,329

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

Assets

	March 31,
	2004	December 31,
	(Unaudited)	2003
	(In thousands)
Current Assets:
Cash and cash equivalents	$6,099	$12,735
Accounts and other receivables, less allowances of $12,303 in 2004 and $12,543 in 2003	97,173	131,021
Notes receivable – officers	1,637	1,615
Inventories	108,637	106,326
Prepaid expenses and other	12,648	13,593
Refundable income taxes	2,790	4,823
Future income tax benefits	11,616	11,616

Total current assets	240,600	281,729
Investment in Joint Venture	4,201	5,389
Property, Plant and Equipment - at cost, less accumulated depreciation of $106,435 in 2004 and $103,894 in 2003	71,183	70,389
Future Income Tax Benefits, Non-Current	52,721	49,695
Goodwill	62,812	62,812
Other Intangibles, Net	5,724	6,146
Other Assets	2,419	2,676

Total Assets	$439,660	$478,836

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$45,456	$39,273
Accrued expenses	53,681	61,362
Current maturities of long-term debt	158	151
Current taxes payable	1,884	2,172
Deferred rent	284	301

Total current liabilities	101,463	103,259
Other Long-Term Liabilities	1,350	1,327
Long-Term Debt, Less Current Maturities	103,008	136,637
Shareholders’ Equity:
Common stock – authorized:75,000 shares of $.10 par value; issued and outstanding: 23,873 shares in 2004 and 23,687 shares in 2003	2,387	2,369
Paid-in capital	157,385	156,604
Retained earnings	81,995	86,474
Note receivable – officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(6,432)	(6,338)

Total shareholders’ equity	233,839	237,613

Total Liabilities and Shareholders’ Equity	$439,660	$478,836

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004		2003
	(In thousands, except per share data)
Net sales	$132,493	100.0%	$121,239	100.0%
Cost of goods sold	95,022	71.7	84,217	69.5

Gross profit	37,471	28.3	37,022	30.5
Selling, general and administrative expenses:
Operating expenses	43,544	32.9	38,337	31.6
Repositioning and other charges	(563)	(0.4)	—	—

Operating earnings (loss)	(5,510)	(4.2)	(1,315)	(1.1)

Other expense (income):
Interest expense	2,115	1.6	3,887	3.2
Interest and other income	(347)	(0.3)	(404)	(0.3)
Loss on early extinguishment of debt	187	0.1	—	—

	1,955	1.4	3,483	2.9

Earnings (loss) before equity in net earnings (loss) of joint venture and income taxes	(7,465)	(5.6)	(4,798)	(4.0)
Equity in net earnings (loss) of joint venture	—	—	37,500	30.9

Earnings (loss) before income taxes	(7,465)	(5.6)	32,702	26.9
Income tax expense (benefit)	(2,986)	(2.2)	13,081	10.7

Net earnings (loss)	$(4,479)	(3.4)%	$19,621	16.2%

Earnings (loss) per common share:
Earnings (loss) per common share — basic	$(0.19)		$0.84

Earnings (loss) per common share — diluted.	$(0.19)		$0.83

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(4,479)	$19,621
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	3,531	4,689
Provision for doubtful accounts	391	898
Amortization of intangible and other assets	564	2,426
Loss on early extinguishment of debt	187	—
Deferred taxes	(3,026)	16,354
Repositioning charges	(563)	—
Equity in net (earnings) loss of joint venture	—	(37,500)
Changes in assets and liabilities:
Accounts and other receivables	33,457	42,646
Inventories	(2,671)	(6,538)
Prepaid expenses and other	945	1,310
Other assets	(26)	240
Accounts payable and accrued expenses	(672)	(19,438)
Current income taxes	1,745	(3,189)
Other liabilities	6	108
Net cash provided by (used in) operating activities	29,389	21,627

Cash flows from investing activities:
Additions to property, plant and equipment	(4,325)	(6,297)
Distributions from (investments in) joint ventures – net	1,188	—
Receivables from officers	(17)	77

Net cash (used in) provided by investing activities	(3,154)	(6,220)
Cash flows from financing activities:
Net (payments) borrowings under lines of credit	(29,372)	(17,629)
Redemption of long-term debt	(4,390)	—
Exercise of stock options and issuance of common stock under employee stock purchase plan	799	12
Interest receivable from officer	(5)	(10)

Net cash (used in) provided by financing activities	(32,968)	(17,627)

Effect of exchange rate changes on cash	97	683

Decrease in cash and cash equivalents	(6,636)	(1,537)
Cash and cash equivalents at beginning of period	12,735	7,683

Cash and cash equivalents at end of period	$6,099	$6,146

Supplemental Disclosures of Cash Flow Information:
Cash paid during the three-month period ended March 31:
Interest	$3,645	$6,797
Income taxes	—	—

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements

1. SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

     Certain prior period amounts have been reclassified for comparability.

Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Raw materials	$3,315	$1,894
Work in process	4,970	3,029
Finished goods.	100,352	101,403

	$108,637	$106,326

Stock Based Compensation

     At March 31, 2004, the Company had four active stock based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	March 31,	March 31,
	2004	2003
	(In thousands, except per share data)
Net earnings (loss):
As reported	$(4,479)	$19,621
Pro forma	$(4,581)	$19,471

Basic earnings (loss) per share:
As reported	$(0.19)	$0.84
Pro forma	$(0.19)	$0.83

Diluted earnings (loss) per share:
As reported	$(0.19)	$0.83
Pro forma	$(0.19)	$0.82

     There was no stock-based employee compensation expense included in net earnings (loss) in the quarters ending March 31, 2004 and 2003.

     The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future periods as options vest over several years and Applica may continue to grant options to employees.

     In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: no dividend yield; expected volatility ranging from 64.1% to 82.7%; risk-free interest rates of 3.0%; and expected holding periods of four years.

Comprehensive Income

     The components of other comprehensive income, net of tax, were as follows:

	March 31,	March 31,
	2004	2003
	(In thousands)
Earnings (loss)	$(4,479)	$19,621
Foreign currency translation adjustment	(200)	(397)
Change in market value of derivatives	106	111

	$(4,573)	$19,335

     The components of accumulated other comprehensive income, net of tax, were as follows:

	March 31,	March 31,
	2004	2003
	(In thousands)
Accumulated translation adjustment foreign currency	$(5,725)	$(7,192)
Accumulated net unrealized holding gain on derivatives	(707)	(1,466)

	$(6,432)	$(8,658)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. Applica does not have any special-purpose entities, as defined. The adoption of FIN 46 did not have a material effect on Applica’s financial statements.

     On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. Because of the timing of the proposal and the uncertainty of whether it will be adopted substantially as proposed, management has not completed its review of the proposal or assessed its potential impact on Applica.

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Applica’s consolidated financial statements.

Loss on Early Extinguishments of Debt

     In February 2004, Applica redeemed $4.25 million of its 10% Senior Subordinated Notes due 2008. The notes were redeemed at prices between 103.25% and 103.33% of the principal amount, plus accrued interest. The cost of the redemption of the notes includes $187,000 in prepayment premiums and the write-off of deferred financing costs related to the redemption.

Vendor Consideration

     Applica’s supplier of vacuum packaging products has agreed to reimburse Applica $4.0 million for a portion of the costs of litigating the Tilia matter. The reimbursement is evidenced by a note receivable bearing interest at a rate of 6% and is payable in equal quarterly installments of $200,000, plus interest, over five years. As the reimbursement is coming from a vendor and the payment thereof is indirectly associated with future purchases from the vendor, the amount to be received has been offset by a related deferred credit to be recognized over the five-year period as a reduction of future product costs.

2. SHAREHOLDERS’ EQUITY

Earnings Per Share

     Basic shares for the three-month periods ended March 31, 2004 and 2003 were 23,718,256 and 23,500,555, respectively. Included in diluted shares for the three-month period ended March 31, 2003 are common stock equivalents relating to options of 165,312. All common stock equivalents have been excluded from the diluted per share calculations in the three-month period ended March 31, 2004 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the three-month period ended March 31, 2003 were options to purchase 2,423,435 shares of common stock, with exercise prices ranging from $4.90 to $31.69.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

3. COMMITMENTS AND CONTINGENCIES

     Tilia Matters. In April 2004, Applica and its U.S. operating subsidiary, Applica Consumer Products, Inc., entered into a license and settlement agreement with Tilia, Inc. and Tilia International, Inc. to resolve patent infringement litigation. As part of the license and settlement agreement, Applica agreed to pay Tilia royalties for using its vacuum sealing technology.

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

4. REPOSITIONING, RECALL AND OTHER CHARGES

     For the three months ended March 31, 2004, the activity in the accrued repositioning and other charges was as follows:

     Accrued liabilities relating to the 2001 repositioning, recall and other charges were as follows:

	Amount			Amount
	Accrued at			Accrued at
	Dec. 31,	2003	2004	March 31,
	2003	(Write-offs)*	Payments	2004
		(In thousands)
Back-office consolidation	$5,553	$(563)	$724	$4,266

* Represents a reduction of the amount accrued.

     In the fourth quarter of 2003, management determined that an accrual related to the product recall was no longer required and $4.1 million of such accrual was reversed and was included as a reduction of cost of sales.

     For the three months ended March 31, 2003, the activity in the accrued repositioning and other charges was as follows:

	Amount			Amount
	Accrued at			Accrued at
	Dec. 31,	2003	2004	March 31,
	2002	(Write-offs)*	Payments	2003
		(In thousands)
Product recall	$4,763	$—	$159	$4,604
Back-office consolidation	5,956	—	756	5,200
Shareholder litigation	450	—	450	—

	$11,169	$—	$1,365	$9,804

     The amounts accrued in connection with the repositioning and other charges are reflected in accrued expenses in the accompanying balance sheets.

5. INVESTMENT IN JOINT VENTURE

     Anasazi Partners, L.P. is a partnership owned 50% by Applica that invested in public and privately owned securities. In the fourth quarter of 2002, Anasazi Partners engaged an investment banker to pursue exit strategies for Anasazi’s equity investment in ZonePerfect Nutrition Company. As part of this process, a valuation of the investment was performed. Based on this valuation, in the first quarter of 2003, Anasazi increased the fair value of

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

the investment by approximately $75.0 million, resulting in equity in net earnings of unconsolidated joint venture of $37.5 million in the first quarter 2003 statement of operations.

     In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow as of March 31, 2004. Payment of $10.0 million of the amount held in escrow is contingent on the performance of a negotiated matter and no portion thereof has been reflected in the net earnings of Anasazi. The funds held in escrow are to be released to the sellers, including Anasazi, at 18 and 24 months from date of closing, subject to any adjustments to the escrowed funds for breaches of representations and warranties. Management of Anasazi believes that Anasazi is entitled to receive additional amounts with respect to the contingent negotiated matter. Upon agreement with the purchaser of ZonePerfect, or release of the related funds from escrow, Applica expects to record additional earnings of approximately $3.7 million.

     In July 2003, the general partner of Anasazi Partners L.P. began the process of dissolving the partnership by distributing the remaining individual investments to the partners. In the first quarter of 2004, Applica received total cash distributions of $1.2 million in connection with the planned liquidation of Anasazi. At March 31, 2004, Applica’s interest in Anasazi represents its share of the escrow funds.

6. INTANGIBLE ASSETS

     The components of Applica’s intangible assets subject to amortization are as follows:

		March 31, 2004		December 31, 2003
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization
	(Years)		(In thousands)
Licenses	4.3	$3,000	$(508)	$3,000	$(333)
Contract-Based	6.0	5,988	(2,756)	5,988	(2,509)

		$8,988	$(3,264)	$8,988	$(2,842)

     Amortization expense for intangible assets during the three months ended March 31, 2004 and 2003 was $0.4 million and $2.2 million, respectively.

     The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2004	$1,555
2005	1,454
2006	1,452
2007	569
2008	261
Thereafter	855

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

7. LEASES

     On March 30, 2004, Applica entered into an operating lease for new corporate office space in South Florida totaling 110,000 square feet. The term of the lease commences on May 1, 2004 and is for 125 months. Rent is abated for the first five months of the lease term. Applica is also responsible for its pro rata share of the operating expenses, which are currently estimated at $19,250 per month.

     Future minimum payments under this lease are as follows:

(In thousands)
2004	$289
2005	1,161
2006	1,184
2007	1,208
2008	1,232
Thereafter	7,690

$12,764

8. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Three months Ended March 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$103,806	$76,114	$(47,427)	$132,493
Cost of sales	—	72,501	69,948	(47,427)	95,022

Gross profit	—	31,305	6,166	—	37,471
Operating (income) expenses	—	37,793	5,751	—	43,544
Repositioning and other charges	—	(563)	—	—	(563)

Operating earnings (loss)	—	(5,925)	415	—	(5,510)
Other (income) expense, net	5	2,073	(310)	—	1,768
Loss on early extinguishment of debt	—	187	—	—	187

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	(5)	(8,185)	725	—	(7,465)
Equity in net earnings (loss) of joint venture	—	—	—	—	—
Equity in net earnings (loss) of subsidiaries	(4,474)	—	—	4,474	—
Income tax expense (benefit)	—	(3,305)	319	—	(2,986)

Net earnings (loss)	$(4,479)	$(4,880)	$406	$4,474	$(4,479)

Balance Sheet:
Cash and cash equivalents	$—	$477	$5,622	$—	$6,099
Accounts and other receivables, net	—	67,462	29,711	—	97,173
Receivables from affiliates	(329,276)	81,077	78,567	171,269	1,637
Inventories	—	71,241	37,396	—	108,637
Future income tax benefits	—	13,723	(2,107)	—	11,616
Other current assets	—	5,123	10,315	—	15,438

Total current assets	(329,276)	239,103	159,504	171,269	240,600
Investment in joint venture	4,201	—	—	—	4,201
Investment in subsidiaries	660,545	113,503	70,430	(844,478)	—
Property, plant and equipment, net	—	21,872	49,311	—	71,183
Long-term future income tax benefits	—	49,651	3,070	—	52,721
Other assets	2,089	99,513	11,382	(42,029)	70,955

Total assets	$337,559	$523,642	$293,697	$(715,238)	$439,660

Accounts payable and accrued expenses	$—	$40,733	$58,404	$—	$99,137
Current maturities of long-term debt	158	—	—	—	158
Deferred rent	—	284	—	—	284
Current taxes payable	—	470	1,414	—	1,884

Total current liabilities	158	41,487	59,818	—	101,463
Long-term debt	103,008	41,550	13,143	(54,693)	103,008
Future income tax liabilities	—	65	(65)	—	—
Other long-term liabilities	554	796	—	—	1,350

Total liabilities	103,720	83,898	72,896	(54,693)	205,821
Shareholders’ equity	233,839	439,744	220,801	(660,545)	233,839

Total liabilities and shareholders’ equity	$337,559	$523,642	$293,697	$(715,238)	$439,660

Cash Flow Information:
Net cash provided by (used in) operating activities	$(21,307)	$8,532	$20,812	$21,352	$29,389
Net cash provided by (used in) investing activities	(2,268)	(11,491)	(13,104)	23,709	(3,154)
Net cash provided by (used in) financing activities	23,478	2,312	(13,697)	(45,061)	(32,968)
Effect of exchange rate changes on cash	97	—	—	—	97
Cash at beginning	—	1,124	11,611	—	12,735
Cash at end	$—	$477	$5,622	$—	$6,099

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Three months Ended March 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$94,002	$76,775	$(49,538)	$121,239
Cost of sales	—	64,728	69,027	(49,538)	84,217

Gross profit	—	29,274	7,748	—	37,022
Operating (income) expenses	10	31,693	6,634	—	38,337

Operating earnings (loss)	(10)	(2,419)	1,114	—	(1,315)
Other (income) expense, net	(26)	3,840	(331)	—	3,483
Gain on litigation settlement	—	—	—	—	—

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	16	(6,259)	1,445	—	(4,798)
Equity in net earnings (loss) of joint venture	37,500	—	—	—	37,500
Equity in net earnings (loss) of subsidiaries	(17,895)	—	—	17,895	—
Income tax expense (benefit)	—	19,441	(6,360)	—	13,081

Net earnings (loss)	$19,621	$(25,700)	$7,805	$17,895	$19,621

Balance Sheet:
Cash and cash equivalents	$—	$578	$5,568	$—	$6,146
Accounts and other receivables, net	—	74,039	28,984	—	103,023
Receivables from affiliates	(324,645)	104,485	48,771	173,382	1,993
Inventories	—	80,653	36,655	—	117,308
Future income tax benefits	—	14,906	(252)	—	14,654
Other current assets	—	2,941	14,765	—	17,706

Total current assets	(324,645)	277,602	134,491	173,382	260,830
Investments in joint venture	38,749	—	—	—	38,749
Investment in subsidiaries	699,921	113,482	70,430	(883,833)	—
Property, plant and equipment, net	—	17,349	61,222	—	78,571
Long-term future income tax benefits	—	36,983	5,041	—	42,024
Other assets	2,499	114,305	20,341	(50,964)	86,181

Total assets	$416,524	$559,721	$291,525	$(761,415)	$506,355

Accounts payable and accrued expenses	$—	$36,689	$50,005	$—	$86,694
Current maturities of long-term debt	144	—	—	—	144
Deferred rent	—	354	—	—	354
Current taxes payable	—	629	2,191	—	2,820

Total current liabilities	144	37,672	52,196	—	90,012
Long-term debt	176,209	44,351	17,143	(61,494)	176,209
Future income tax liabilities	—	(909)	909	—	—
Other long-term liabilities	1,686	(37)	—	—	1,649

Total liabilities	178,039	81,077	70,248	(61,494)	267,870
Shareholders’ equity	238,485	478,644	221,277	(699,921)	238,485

Total liabilities and shareholders’ equity	$416,524	$559,721	$291,525	$(761,415)	$506,355

Cash Flow Information:
Net cash provided by (used in) operating activities	$38,491	$(71,263)	$26,972	$27,427	$21,627
Net cash provided by (used in) investing activities	(30,478)	(7,201)	(16,612)	48,071	(6,220)
Net cash provided by (used in) financing activities	(8,696)	75,433	(8,866)	(75,498)	(17,627)
Effect of exchange rate changes on cash	683	—	—	—	683
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	$—	$578	$5,568	$—	$6,146

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month periods ended March 31, 2004 and 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2003.

General

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

     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2003, in evaluating us and our business before making an investment decision regarding our securities:

•	Increases in cost and unavailability of raw materials and components will reduce our profitability.

•	The failure of our growth strategy could have a material adverse effect on our business.

•	Our business could be adversely affected by complications resulting from our implementation of the new ERP system or other new computer technologies we install.

•	We depend on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our business.

•	If we are unable to renew the Black & Decker® trademark license agreement, our business could be adversely affected.

•	Our business is very sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect our business.

•	Our business could be adversely affected by currency fluctuations in our international operations. Additionally, if the Chinese renminbi and Hong Kong dollar are allowed to float freely, it could result in significant fluctuations in our product costs.

•	Our business involves the potential for product recalls and product liability claims against us.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry could adversely affect our business.

•	We operate a significant portion of our business outside of the United States which subjects us to additional risks.

•	Our business could be adversely affected by changes in trade relations with China.

•	Our business could be adversely affected by retailer inventory management.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so or the start-up costs related to such products could be significant.

•	We rely heavily on our manufacturing facilities to manufacture and assemble our products. An extended interruption in the operation of any facility could have an adverse impact on our operating results.

•	We are subject to several production-related risks which could jeopardize our ability to realize anticipated sales and profits.

•	The infringement or loss of our proprietary rights could have an adverse effect on our business.

•	Our operating results can be affected by seasonality.

•	We compete with other large companies that produce similar products.

•	Our debt agreements contain covenants that restrict our ability to take certain actions.

•	Our business can be adversely affected by newly acquired businesses or product lines.

•	Government regulations could adversely impact our operations.

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

Outlook

     We intend to update this “Outlook” section in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K subsequently filed with the SEC; however, Applica disclaims any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     Management anticipates that sales for the year ended December 31, 2004 will be between $740.0 million and $765.0 million. The increased sales volume is expected to result from:

•	the introduction of the Home Café™ single-cup brewing system and the TideTM BuzzTM ultrasonic stain removal system, both of which were co-developed with The Procter & Gamble Company;

•	the continued success of Lids Off™ Jar Openers and the Gizmo™ sub-brand of products; and

•	increases in sales of other new Black & Decker® branded products.

     Management expects gross margins for the full year to expand in 2004 as a result of:

•	cost reductions resulting from the movement of the production of certain products from Mexico to third party suppliers in China;

•	the retrenchment work undertaken in 2003 and the first quarter of 2004 in the U.S. and in our factories in Mexico and China;

•	a greater proportion of higher margin, new products to be launched in 2004; and

•	the implementation of raw materials cost reduction programs.

     This improvement will be partly offset by expected higher costs of raw materials, such as copper, steel, aluminum and plastic, and inbound freight costs compared to 2003. Management anticipates that gross margins will be between 34% and 35% in 2004.

     Management expects that selling, general and administrative operating expenses will increase in amount in 2004, but will remain flat as a percentage of sales at approximately 29%. Variable cost categories will increase because of higher sales volume. Additionally, royalties on Black and Decker® branded products will increase and management is planning to increase advertising and promotional spending. We experienced higher outbound freight costs in the first quarter, which we expect to continue during the remainder of 2004. These expenses will be partially offset by lower amortization expense related to the Black & Decker® tradename.

     Management anticipates that interest expense will continue to decrease to approximately $9.0 million for 2004.

     Capital expenditures are planned to be approximately $21.0 million, driven by new products and our information technology initiative. Management expects that capital expenditures for our manufacturing operations will decrease in 2004.

     Earnings per diluted share for 2004 is expected to be between $0.80 and $0.90.

     For the three months ended June 30, 2004, we believe that sales will be between $155.0 million and $165.0 million and earnings per diluted share will range between zero and a loss of $0.05 per share. April 2004 sales increased 29% over sales in April 2003.

Results of Operations

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

     Net Sales. Sales for Applica increased by $11.3 million to $132.5 million, an increase of 9.3% over the first quarter of 2003. The increase was largely the result of growth in sales of Black & Decker® branded products, which benefited from better point-of-sale, as well as retailers that began the year with lower inventory levels. For the quarter:

•	sales of Black & Decker® branded products increased $20.6 million to $88.7 million; and

•	total sales of Littermaid®, Weitech (pest control), Belson® (personal care) and Jerdon® (hospitality) branded products increased $.3 million to $25.7 million.

     These increases were partially offset by:

•	decreases in sales of Windmere and other branded products of $6.5 million to $12.6 million; and

•	decreases in contract manufacturing sales of $3.1 million to $5.5 million.

     We expect sales of Black & Decker® branded products to continue to increase for the remainder of 2004 as the result of the introduction of several new products, including the Home Café™ single-cup brewing system and the TideTM BuzzTM ultrasonic stain removal system, both of which were co-developed with The Procter & Gamble Company and launched in the second quarter of 2004. Additionally, in the second quarter of 2004, the majority of the pest control products will be marketed under the Black & Decker® brand name and we will introduce new items under the Gizmo™ sub brand.

     Gross Profit. Applica’s gross profit margin decreased to 28.3% for the three months ended March 31, 2004 as compared to 30.5% for the same period in 2003. The gross profit margin decrease was primarily attributed to:

•	$900,000 in manufacturing retrenchment costs, which relate to expenses that did not qualify for accrual at December 31, 2003;

•	higher inbound freight costs;

•	higher raw material costs; and

•	start-up costs related to the Home Café™ single-cup brewing system.

     Recently, we have experienced significant increases in prices for raw materials, including plastic, steel, aluminum and copper, as well as in inbound freight costs. Management expects this trend to continue in 2004 and to continue to negatively affect gross profit margins.

     Selling, General and Administrative Expenses.

     Operating Expenses. Operating expenses increased $5.2 million, or 13.6%, for the three months ended March 31, 2004 to $43.5 million as compared to the first quarter in 2003. Such expenses increased as a percentage of sales to 32.9% from 31.6% in the 2003 period primarily as the result of:

•	increases of $2.6 million in legal and settlement expenses related to the Tilia matter;

•	increases of $1.9 million in royalty expenses; and

•	increases of $1.3 million in outbound freight expenses.

     Management expects increased royalties and outbound freight expenses to continue throughout 2004.

     These increases in operating expenses were partially offset by lower amortization of intangible assets of $1.9 million related to the write-off of the unamortized book value of an intangible asset related to the Black & Decker tradename in the fourth quarter of 2003.

     Repositioning and Other Charges. In the first quarter of 2004, Applica settled an outstanding litigation matter for $125,000 and reversed the remaining accrual of $563,000 related to such litigation.

     Interest Expense. Interest expense decreased by $1.8 million, or 45.6%, to $2.1 million for the three months ended March 31, 2004, as compared to $3.9 million for the first quarter of 2003, as the result of lower debt levels. Management expects interest expense for the remainder of 2004 will continue to be lower than 2003.

     Loss On Early Extinguishment of Debt. In February 2004, Applica redeemed $4.25 million of its 10% Senior Subordinated Notes due 2008. The notes were redeemed at prices between 103.25 and 103.33% of the principal amount, plus accrued interest. The cost of the redemption of the notes also included $187,000 in prepayment premiums and write-off of deferred financing costs related to the redemption.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the first quarter of 2004, Applica used an effective tax rate of 40% and reflected a tax benefit based upon the expectation of taxable income for the year.

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

     Earnings Per Share. Basic shares for the three-month periods ended March 31, 2004 and 2003 were 23,718,256 and 23,500,555, respectively. Included in diluted shares for the three-month period ended March 31, 2003 are common stock equivalents relating to options of 165,312. All common stock equivalents have been excluded from the diluted per share calculations in the three-month period ended March 31, 2004 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the three-month period ended March 31, 2003 were options to purchase 2,423,435 shares of common stock, with exercise prices ranging from $4.90 to $31.69.

Liquidity and Capital Resources

Liquidity

     Applica’s financial condition and liquidity remained adequate as of March 31, 2004. Cash and cash equivalents were $6.1 million at March 31, 2004 and March 31, 2003. Any excess cash in the United States is typically used to pay down Applica’s borrowings under its domestic credit facility on the next business day.

     Operating Activities. Operations generated cash of $29.4 million for the quarter ended March 31, 2004, as compared to $21.6 million net cash provided in the quarter ended March 31, 2003. The cash generated in the quarter was primarily the result of seasonal decreases in accounts receivable.

     Investing Activities. For the quarter ended March 31, 2004, investing activities used cash of $3.1 million compared to $6.2 million of cash used in the same period in 2003. Cash flow from investing activities benefited from lower capital expenditures of $2.0 million and cash proceeds of $1.2 million received from Anasazi Partners L.P., our 50% joint venture.

     Applica makes capital expenditures primarily for new product development and maintenance of its manufacturing facilities. In addition, Applica is undergoing a major upgrade of its information technology infrastructure, including the installation of a new enterprise resource planning system. Capital expenditures for 2004 are expected to be approximately $21.0 million. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facilities.

     Financing Activities. Net cash used in financing activities was $32.9 million in the first quarter of 2004, compared to cash used of $17.6 million in the 2003 period. The cash used in financing reflects the pay down of borrowings under our lines of credit, as well as the redemption of $4.25 million of our 10% notes at a redemption price of $4.4 million.

     We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest and to service debt.

     Management continues to review its opportunities to repurchase additional 10% notes depending on several factors, including availability under Applica’s credit facility, the market price of the 10% notes and projected cash flow.

Capital Resources

     Applica’s primary sources of short-term capital are its cash flow from operations and borrowings under its credit facilities. Applica’s current domestic credit facility is a $205 million asset-based senior secured revolving credit facility maturing December 28, 2005. As of May 5, 2004, Applica was borrowing approximately $39.7 million under the facility and had approximately $59.4 million available for future cash borrowings, based on Applica’s collateral value. Advances under the facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit, with approximately $500,000 outstanding under the limit as of May 5, 2004.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s leverage ratio and set at 2.35% at March 31, 2004 and 2.35% at May 5, 2004), which was 3.44% at March 31, 2004 and 3.45% at May 5, 2004; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s leverage ratio and was 0.35% at March 31, 2004 and May 5, 2004), which was 4.35% at March 31, 2004 and 4.35% at May 5, 2004.

     Management expects its borrowing margins to decrease to 2.00% (for LIBOR loans) and zero percent (for Base Rate loans) during May 2004. This decrease is a result of a decrease in our leverage ratio.

     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based on Applica’s leverage ratio and was 0.35% at March 31, 2004 and at May 5, 2004), which was 4.35% at March 31, 2004 and 4.35% at May 5, 2004.

     Certain of Applica’s foreign subsidiaries have approximately $14.5 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. As of March 31, 2004, there were no amounts outstanding under the working capital lines and $179,000 outstanding under the letter of credit lines. As of May 5, 2004, there were $7.8 million outstanding under the working capital lines and approximately $400,000 under the letter of credit lines.

     In addition, Applica has senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and mature on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, at various redemption prices. During 2003, we repurchased $65.0 million of these notes. In February 2004, we repurchased an additional $4.25 million of 10% notes. As of March 31, 2004, the outstanding principal balance was $60.7 million.

     On September 28, 2002, Applica entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. The agreements allow Applica to transfer to CIT, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. These arrangements are strictly for the purpose of insuring selected receivables. At March 31, 2004 and 2003, $9.4 million and $10.0 million of accounts receivable were insured under this arrangement.

     In April 2002, Applica Consumer Products, Inc. entered into a five-year $6.0 million mortgage loan on Applica’s executive offices located in Miami Lakes, Florida. The loan bears interest at an annual rate of 7.25%, with monthly principal and interest payments based on a 20-year amortization. A final balloon payment is due at the end of the term. The loan is secured by a mortgage on the property and the building located thereon. In November 2003, Applica entered into an agreement to sell its executive offices located in Miami Lakes for $9.3 million, resulting in an estimated gain before taxes of approximately $1.5 million. The sale is scheduled to close in October 2004. At the time of closing, approximately $6.0 million of these proceeds will be used to repay the outstanding mortgage on the property. On March 30, 2004, Applica entered into a ten-year operating lease for new corporate office space in South Florida. The lease contains provisions for annual rental escalations of 2% beginning in October 2005.

     At March 31, 2004, debt as a percent of total capitalization was 30.6%, as compared to 42.5% at March 31, 2003. The improvement was primarily the result of a $73.2 million decrease in debt year-over-year.

     Applica’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, and marketing expenses will depend on its future performance. Based upon the current level of operations and anticipated margin improvements and revenue growth, we believe that cash flow from operations and available cash, together with available borrowings under its credit facility and other facilities, will be adequate to meet our future liquidity needs for at least the next several years. However, business may not generate sufficient cash flow from operations, our anticipated revenue growth and operating improvements may not be realized and future borrowings may not be available under the credit facility in an amount sufficient to enable us to service our indebtedness, including the outstanding 10% notes, or to fund our other liquidity needs. In addition, we may not be able to effect any needed refinancing on commercially reasonable terms or at all.

     Applica is also involved in certain ongoing litigation. See Part II. “Item 1 – Legal Proceedings.”

Use of Estimates and Critical Accounting Policies

     The preparation of Applica’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and Applica’s actual results are subject to the risk factors listed in “Forward Looking Statement Disclosure” above.

     Management believes that the following may involve a higher degree of judgment or complexity:

     Collectibility of Accounts Receivable. Applica’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets specific allowances for customers in bankruptcy and other allowances for the remaining customers based upon historical collection experience. Should business conditions deteriorate or any major customer default on its obligations to Applica, this allowance may need to be significantly increased, which would have a negative impact upon Applica’s results of operations. Applica reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. Applica writes off all uncollectible trade receivables against its allowance for doubtful accounts.

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

     Income Taxes. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. At March 31, 2004 and 2003, Applica had deferred tax assets in excess of deferred tax liabilities of $71.7 million and $66.9 million, respectively. Applica determined that it was more likely than not that $64.3 million and $56.7 million of such assets will be realized, resulting in a valuation allowance of $7.4 million and $10.2 million as of March 31, 2004 and 2003, respectively. Applica evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.

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

     Other Estimates. During the years, Applica has made significant estimates in connection with specific events affecting its expectations. These have included accruals relating to the consolidation of its operations, plant closings, reduction in employees and product recalls. Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Historically, past changes to these estimates have not had a material impact on our financial condition but have significantly affected results of operations from time to time. However, circumstances could change which may alter future expectations.

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

     Outstanding as of March 31, 2004 were interest rate management contracts on approximately $80 million notional principal amount with a fair value of $975,849. The market value represents the amount Applica would receive upon exiting the contracts at March 31, 2004 and was determined based on quotes obtained from Applica’s financial institutions. The market value related to the fair value of interest rate risk management contract is included as prepaid asset and an increase the bonds. The market value related to the cash flow interest rate risk management contracts is included as an offset to prepaid asset and other comprehensive income. Applica does not intend to exit these contracts at this time.

     Significant interest rate risk management instruments held by Applica as of March 31, 2004 included pay-fixed and pay-floating swaps. The pay-fixed swaps effectively convert floating rate obligations to fixed-rate instruments. The pay-floating swap effectively converts medium term fixed-rate obligations to LIBOR-rate indexed variable-rate instruments. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. For the period ending March 31, 2004, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

     The impact of interest rate risk management activities on pre-tax income during the quarter ended March 31, 2004 was not material.

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

     Outstanding as of March 31, 2004 were $22.8 million notional of contracts to purchase and/or sell foreign currency forward with a negative fair market value of $553,828. The market value represents the amount Applica would pay upon exiting the contracts at March 31, 2004 and was determined based on quotes obtained from Applica’s financial institutions. This amount is included in long-term liabilities and other comprehensive income as of March 31, 2004. Applica does not intend to exit these contracts at this time.

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

Additional Information

     For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Applica’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Applica has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Applica’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, Applica’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by Applica in such reports is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

     Changes in Internal Controls. Applica is committed to continuously improving its internal controls and financial reporting. Beginning in 2003, Applica retained a consulting firm with experience in internal controls to assist management and the Audit Committee in reviewing Applica’s current internal controls structure with a view towards meeting the formalized requirements of Section 404 of the Sarbanes-Oxley Act. As a result of such review and the evaluation discussed above, management has determined that certain matters could be considered deficiencies in its internal control systems, including the following:

•	Many of the controls that are currently in place, including our policies and procedures, are informal and not standardized. As such, the reliability and effectiveness of these control processes are dependent on interpretation and execution by our employees. As part of our ongoing efforts, many of our procedures have already been formalized and documented. Also, a process has been instituted to perform timely reviews and evaluations of account balances.

•	Our legacy information technology systems are not fully integrated and do not, by themselves, provide for proper controls over access and change management. However, we are addressing access issues and have formalized and enhanced a number of our mitigating controls.

     These potential issues have been discussed in detail among management, the Audit Committee and Grant Thornton LLP, our independent accountants. Management has assigned the highest priority to completion of the resolution of these matters. We are continuing to devote significant resources, both internal and external, to update, formalize and standardize our internal controls. Additionally, we are in the process of implementing a new enterprise resource planning system that includes financial applications. As a result of the steps we have taken and will continue to take to improve our systems and controls, changes in internal controls were undertaken in the first quarter of 2004 and will be ongoing throughout the remainder of the year. Despite the issues identified above, management believes that our financial statements and related disclosures as filed to date present fairly, in all material respects, our financial condition and results of operations for the respective periods.

     Limitations on the Effectiveness of Controls. Applica’s management does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Tilia Matters. In April 2004, Applica and its U.S. operating subsidiary, Applica Consumer Products, Inc., entered into a license and settlement agreement with Tilia, Inc. and Tilia International, Inc. to resolve patent infringement litigation pending in federal court in Miami and before the International Trade Commission in Washington, D.C. As part of the license and settlement agreement, Applica agreed to pay Tilia royalties for using its vacuum sealing technology. In addition, Applica agreed to not contest the validity of Tilia’s previously disputed patents and to settle any future disputes over product infringement by arbitration.

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

Item 5. Other Information

     Frederick E. Fair, a director of Applica Incorporated since 1999, retired effective May 1, 2004.

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

Form 8-K dated April 8, 2004 reporting under “Item 5. Other Events and Required FD Disclosure” that Applica issued a press release announcing that it and its U.S. operating subsidiary, Applica Consumer Products, Inc., have entered into a license and settlement agreement with Tilia, Inc. and Tilia International, Inc. to resolve patent infringement litigation pending in federal court in Miami and before the International Trade Commission in Washington, D.C. The applicable press release was attached.

Form 8-K dated May 6, 2004 reporting under “Item 12. Results of Operations and Financial Condition” that Applica issued a press release describing its results of operations for the quarter ended March 31, 2004 and attaching such press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)
May 6, 2004	By:	/s/ Harry D. Schulman
Harry D. Schulman
President and Chief Executive Officer

May 6, 2004	By:	/s/ Terry L. Polistina

Terry L. Polistina Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)