Form 10-Q
period 2004-06-30
APPLICA INC
filed 2004-08-06
CIK 217084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10177

APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5980 Miami Lakes Drive, Miami Lakes, Florida	33014

(Address Of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on August 4, 2004
Common Stock, $0.10 par value	24,068,725

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31,
	(Unaudited)	2003
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,993	$12,735
Accounts and other receivables, less allowances of $11,587 in 2004 and $12,543 in 2003	115,144	131,021
Notes receivable – officers	1,533	1,615
Inventories	154,350	106,326
Prepaid expenses and other	12,266	13,593
Refundable income taxes	3,335	4,823
Future income tax benefits	1,820	11,616

Total current assets	293,441	281,729
Investment in Joint Venture	4,200	5,389
Property, Plant and Equipment - at cost, less accumulated depreciation of $109,275 in 2004 and $103,894 in 2003	71,349	70,389
Future Income Tax Benefits, Non-Current	5,312	49,695
Goodwill	—	62,812
Other Intangibles, Net	5,388	6,146
Other Assets	2,185	2,676

Total Assets	$381,875	$478,836

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$69,604	$39,273
Accrued expenses	53,753	61,362
Notes and acceptances payable	9,025	—
Current maturities of long-term debt	158	151
Current taxes payable	2,578	2,172
Deferred rent	468	301

Total current liabilities	135,586	103,259
Other Long-Term Liabilities	827	1,327
Long-Term Debt, Less Current Maturities	134,182	136,637
Shareholders’ Equity:
Common stock – authorized:75,000 shares of $.10 par value; issued and outstanding: 24,068 shares in 2004 and 23,687 shares in 2003	2,407	2,369
Paid-in capital	158,750	156,604
(Accumulated deficit) retained earnings	(41,823)	86,474
Note receivable – officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(6,558)	(6,338)

Total shareholders’ equity	111,280	237,613

Total Liabilities and Shareholders’ Equity	$381,875	$478,836

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,
	2004		2003
	(In thousands, except per share data)
Net sales	$158,993	100.0%	$136,847	100.0%
Cost of goods sold	110,505	69.5	98,742	72.2

Gross profit	48,488	30.5	38,105	27.8
Selling, general and administrative expenses:
Operating expenses	50,339	31.7	40,544	29.6
Impairment of goodwill	62,812	39.5	—	—

Operating loss	(64,663)	(40.7)	(2,439)	(1.8)
Other expense (income):
Interest expense	2,243	1.4	3,947	2.9
Interest and other income	(642)	(0.4)	(244)	(0.2)

	1,601	1.0	3,703	2.7

Loss before equity in net earnings of joint venture and income taxes	(66,264)	(41.7)	(6,142)	(4.5)
Equity in net earnings of joint venture	—	—	1,500	1.1

Loss before income taxes	(66,264)	(41.7)	(4,642)	(3.4)
Income tax provision (benefit)	57,554	36.2	(1,857)	(1.4)

Net loss	$(123,818)	(77.9)%	$(2,785)	(2.0)%

Earnings (loss) per common share:
Loss per common share – basic and diluted	$(5.16)		$(0.12)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,
	2004		2003
	(In thousands, except per share data)
Net sales	$291,486	100.0%	$258,086	100.0%
Cost of goods sold	205,527	70.5	182,959	70.9

Gross profit	85,959	29.5	75,127	29.1
Selling, general and administrative expenses:
Operating expenses	93,883	32.2	78,881	30.6
Repositioning charge	(563)	(0.2)	—	—
Impairment of goodwill	62,812	21.5	—	—

Operating loss	(70,173)	(24.1)	(3,754)	(1.5)
Other expense (income):
Interest expense	4,358	1.5	7,834	3.0
Interest and other income	(989)	(0.3)	(648)	(0.3)
Loss on early extinguishment of debt	187	0.1	—	—

	3,556	1.2	7,186	2.8

Loss before equity in net earnings of joint venture and income taxes	(73,729)	(25.3)	(10,940)	(4.2)
Equity in net earnings of joint venture	—	—	39,000	15.1

(Loss) earnings before income taxes	(73,729)	(25.3)	28,060	10.9
Income tax provision	54,568	18.7	11,224	4.3

Net (loss) earnings	$(128,297)	(44.0)%	$16,836	6.5%

Earnings (loss) per common share :
(Loss) earnings per common share – basic	$(5.38)		$0.72

(Loss) earnings per common share – diluted	$(5.38)		$0.71

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(128,297)	$16,836
Reconciliation to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	7,359	10,013
Provision for doubtful accounts	221	2,282
Amortization of intangible and other assets	1,039	4,498
Loss on early extinguishment of debt	187	—
Impairment of goodwill	62,812	—
Deferred taxes	54,179	12,139
Repositioning charges	(563)	—
Other non-cash changes in equity items	—	10
Equity in net earnings of joint venture	—	(39,000)
Changes in assets and liabilities:
Accounts and other receivables	15,656	28,920
Inventories	(49,302)	(22,975)
Prepaid expenses and other	1,327	(563)
Other assets	(57)	2,318
Accounts payable and accrued expenses	23,178	(3,158)
Current income taxes	1,894	1,992
Other liabilities	(333)	(25)

Net cash (used in) provided by operating activities	(10,700)	13,287
Cash flows from investing activities:
Additions to property, plant and equipment	(8,319)	(7,571)
Distributions from joint venture – net	1,189	—
Receivables from officers	93	540

Net cash used in investing activities	(7,037)	(7,031)
Cash flows from financing activities:
Net borrowings (payments) under lines of credit	10,827	(9,237)
Redemption of long-term debt	(4,390)	—
Exercise of stock options and issuance of common stock under employee stock purchase plan	2,184	149
Interest receivable from officer	(11)	(20)

Net cash provided by (used in) financing activities	8,610	(9,108)
Effect of exchange rate changes on cash	1,385	45
Decrease in cash and cash equivalents	(7,742)	(2,807)
Cash and cash equivalents at beginning of period	12,735	7,683

Cash and cash equivalents at end of period	$4,993	$4,876

Supplemental Disclosures of Cash Flow Information:
Cash paid during the six-month period ended June 30:
Interest	$4,044	$7,159
Income taxes	—	—

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the remaining quarters of the year ending December 31, 2004 due to the sale of Applica’s Chinese manufacturing operations, seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

     Certain prior period amounts have been reclassified for comparability.

Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Raw materials	$5,097	$1,894
Work in process	4,966	3,029
Finished goods	144,287	101,403

	$154,350	$106,326

 Stock Based Compensation

     At June 30, 2004, the Company had four active stock based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands, except per share data)
Net earnings (loss):
As reported	$(123,818)	$(2,785)	$(128,297)	$16,836
Pro forma	$(123,922)	$(2,938)	$(128,498)	$16,599
Basic earnings (loss) per share:
As reported	$(5.16)	$(0.12)	$(5.38)	$0.72
Pro forma	$(5.16)	$(0.13)	$(5.38)	$0.71
Diluted earnings (loss) per share:
As reported	$(5.16)	$(0.12)	$(5.38)	$0.71
Pro forma	$(5.16)	$(0.13)	$(5.38)	$0.70

     There was no stock-based employee compensation expense included in net earnings (loss) in the six months ending June 30, 2004 and 2003.

     The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future periods as options vest over several years and Applica may continue to grant options to employees.

     In accordance with the requirements of SFAS No. 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: no dividend yield; expected volatility ranging from 64.1% to 82.7%; risk-free interest rates of 3.0%; and expected holding periods of four years.

 Comprehensive Income

     The components of other comprehensive income, net of tax, were as follows:

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands)
Earnings (loss)	$(123,818)	$(2,785)	$(128,297)	$16,836
Foreign currency translation adjustment	237	937	38	540
Change in market value of derivatives	(363)	653	(258)	764

	$123,944	$(1,195)	$(128,517)	$18,140

     The components of accumulated other comprehensive income, net of tax, were as follows:

	June 30, 2004	Dec. 31, 2003
	(In thousands)
Accumulated translation adjustment foreign currency	$(5,487)	$(5,525)
Accumulated net unrealized gain on derivatives	(1,071)	(813)

	$(6,558)	$(6,338)

 Recent Accounting Pronouncements

     A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Applica’s consolidated financial statements.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

   Loss on Early Extinguishments of Debt

     In February 2004, Applica redeemed $4.25 million of its 10% Senior Subordinated Notes due 2008. The notes were redeemed at prices between 103.25% and 103.33% of the principal amount, plus accrued interest. The cost of the redemption includes $187,000 in prepayment premiums and the pro-rata write-off of deferred financing costs related to the redemption.

   Vendor Consideration

     Applica’s supplier of vacuum packaging products has agreed to reimburse Applica $4.0 million for a portion of the costs of litigating a patent infringement lawsuit with Tilia International, Inc., which was settled in April 2004. The reimbursement is evidenced by a note receivable bearing interest at a rate of 6% per annum and is payable in equal quarterly installments of $200,000, plus interest, over five years. As the reimbursement is coming from a vendor and the payment thereof is indirectly associated with future purchases from the vendor, the amount to be received has been offset by a related deferred credit to be recognized over the five-year period as a reduction of future product costs.

2. SHAREHOLDERS’ EQUITY

   Earnings Per Share

     Weighted average basic shares for the three-month periods ended June 30, 2004 and 2003 were 24,019,174 and 23,502,096, respectively. Weighted average shares for the six-month periods ended June 30, 2004 and 2003 were 23,868,715 and 23,499,950, respectively. All common stock equivalents have been excluded from the diluted per share calculations in the three-month periods ended June 30, 2004 and 2003 and the six-month period ended June 30, 2004 because their inclusion would have been anti-dilutive. Included in diluted shares for the six-month period ended June 30, 2003 are common stock equivalents relating to options of 240,794. Potential common stock equivalents for the six-month period ended June 30, 2004 and 2003 were options to purchase 2,180,095 and 1,599,251 shares of common stock, respectively, with exercise prices ranging from $3.63 to $31.69 and $8.51 to $31.69, respectively.

3. COMMITMENTS AND CONTINGENCIES

     Applica is subject to legal proceedings, product liability claims and other claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material effect on Applica’s business, financial condition, results of operations or liquidity. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.

4. REPOSITIONING, RECALL AND OTHER CHARGES

     For the six months ended June 30, 2004, the activity relating to the 2001 accrued repositioning was as follows:

	Amount			Amount
	Accrued at			Accrued at
	Dec. 31,	2004	2004	June 30,
	2003	Write-offs*	Payments	2004
	(In thousands)
Back-office consolidation	$5,553	$(563)	$(1,298)	$3,692

* Represents a reduction of the amount accrued.

     For the six months ended June 30, 2003, the activity in the accrued repositioning and other charges was as follows:

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Amount		Amount
	Accrued at		Accrued
	Dec. 31,	2003	at June
	2002	Payments	30, 2003
	(In thousands)
Product recall	$4,763	$(315)	$4,448
Back-office consolidation	5,956	(1,660)	4,296
Shareholder litigation	450	(450)	—

	$11,169	$(2,425)	$8,744

     The amounts accrued in connection with the repositioning and other charges are reflected in accrued expenses in the accompanying consolidated balance sheets.

5. INVESTMENT IN JOINT VENTURE

     Anasazi Partners, L.P. was a partnership owned 50% by Applica that invested in public and privately owned securities. In the fourth quarter of 2002, Anasazi Partners engaged an investment banker to pursue exit strategies for Anasazi’s equity investment in ZonePerfect Nutrition Company. As part of this process, a valuation of the investment was performed. Based on this valuation, in the first quarter of 2003, Anasazi increased the fair value of the investment by approximately $75.0 million, resulting in equity in net earnings of unconsolidated joint venture of $37.5 million in the first quarter 2003 consolidated statement of operations.

     In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow as of June 30, 2004. Payment of $10.0 million of the amount held in escrow is contingent on the performance of a negotiated matter and no portion thereof has been reflected in the net earnings of Anasazi. At June 30, 2004, Applica’s interest in Anasazi represents its share of a potion of the escrow funds, which is in addition to the escrow contingency discussed above.

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

     In July 2003, the general partner of Anasazi Partners L.P. began the process of dissolving the partnership by distributing the remaining individual investments to the partners, which was completed in June 2004. In the first quarter of 2004, Applica received total cash distributions of $1.2 million in connection with the planned liquidation of Anasazi.

6. GOODWILL AND INTANGIBLE ASSETS

     As of June 30, 2004, Applica performed its annual fair value assessment of goodwill, with the assistance of an independent third party valuation group, and determined that the implied value of its goodwill was zero, resulting in a non-cash adjustment in the carrying value of goodwill of $62.8 million ($46.4 million after taxes). The impairment charge was included as a component of selling, general and administrative expenses in the accompanying statements of operations for the three and six-month periods ended June 30, 2004.

     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the testing for impairment of goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of a reporting unit with its carrying amount (including goodwill); and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its implied value. Applica is considered one reporting unit.

     The impairment of goodwill was primarily due to lower than expected cash flows, resulting from lower-than-anticipated gross profit margins attributable to increased costs of raw materials and higher transportation costs,

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

which are expected to continue for the foreseeable future. Implied fair value of goodwill was estimated using a combination of market multiples, comparable transactions and discounted cash flow methodologies.

     The implied fair value of goodwill was determined by allocating the fair value of Applica to all of Applica’s assets and liabilities; any excess of fair value over the amount allocated represented implied fair value of goodwill. The allocation process is performed solely for purposes of testing goodwill for impairment. Thus, the carrying amounts of assets and liabilities are not affected.

     The fair value of the individual assets (liabilities) is the amount at which an asset (liability) could be bought (incurred) or sold (settled) in a current transaction not involving a forced or liquidating sale.

     In Applica’s process of allocating the fair value to its tangible assets, primarily accounts receivable, inventory and manufacturing property, plant and equipment in Mexico, and identifiable intangible assets (i.e., customer relationships and tradenames) and liabilities, Applica determined that the implied value of goodwill (the residual) was zero.

     The components of Applica’s intangible assets subject to amortization are as follows:

		June 30, 2004		December 31, 2003
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization
	(Years)	(In thousands)
Licenses	4.3	$3,000	$(605)	$3,000	$(333)
Contract-Based	6.0	5,988	(2,995)	5,988	(2,509)

		$8,988	$(3,600)	$8,988	$(2,842)

     Amortization expense for intangible assets during the six months ended June 30, 2004 and 2003 was $0.8 million and $4.1 million, respectively.

     The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2004	$1,555
2005	1,454
2006	1,452
2007	569
2008	261
Thereafter	855

7. INCOME TAXES

     Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the second quarter and first half of 2004, Applica applied an effective tax rate of 40% on its losses from operations before considering the impact on impairment of goodwill, providing for previously untaxed foreign earnings, and the additional valuation allowance on deferred tax assets. The effective tax rate for the second quarter and first half of 2003 was also 40%.

     In the second quarter of 2004, Applica changed its position regarding the permanent investment of certain foreign undistributed earnings primarily as a result of its decision to exit its Chinese manufacturing operations. As of June 30, 2004, Applica intended to repatriate approximately $85.5 million of these previously untaxed earnings and recorded a tax expense of $24.0 million. Additionally, Applica recognized a tax benefit of $16.4 million on its impairment of goodwill.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits and length of carryback and carryforward periods.

     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at June 30, 2004, Applica concluded that it was appropriate to record an additional valuation allowance of $51.4 million in the second quarter. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $7.1 million as of June 30, 2004, primarily from the repatriation of current and previously undistributed foreign earnings.

     Applica expects to continue to maintain a valuation allowance on future tax benefits until an appropriate level of profitability is reached or Applica is able to develop tax strategies which would enable Applica to conclude that it is more likely than not that all or a portion of its deferred tax assets would be realized.

     The earnings of subsidiaries in Canada, Mexico and Latin America (other than Chile) are generally taxed at rates comparable to or higher than 35%, the United States statutory rate. No tax provision is made for the undistributed earnings of the foreign subsidiaries that Applica expects will be permanently reinvested in its operations outside the United States.

     Income tax expense (benefit) for the three months ended June 30, 2004 consists of the following (dollars in thousands):

	Earnings (Loss)	Tax Expense
	Before Taxes	(Benefit)	Tax Rate
Loss from operations (excluding goodwill impairment)	$(3.5)	$(1.4)	40%
Impairment of goodwill	(62.8)	(16.4)	26%
Previously untaxed foreign earnings of $85.5 million	—	24.0	28%
Valuation allowance	—	51.4

Total	$(66.3)	$57.6

     Income tax expense (benefit) for the six months ended June 30, 2004 consists of the following (dollars in thousands):

	Earnings (Loss)	Tax Expense
	Before Taxes	(Benefit)	Tax Rate
Loss from operations (excluding goodwill impairment)	$(10.9)	$(4.4)	40%
Impairment of goodwill	(62.8)	(16.4)	26%
Previously untaxed foreign earnings of $85.5 million	—	24.0	28%
Valuation allowance	—	51.4

Total	$(73.7)	$54.6

8. NOTES AND ACCEPTANCE PAYABLE

     Certain of Applica’s foreign subsidiaries have approximately $21.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

guarantee by the parent company, Applica Incorporated. As of June 30, 2004, there was $16.5 million outstanding under the working capital lines and $0.2 million outstanding under the letter of credit lines. As of June 30, 2004, approximately $9.0 million is classified as current liabilities in the accompanying consolidated balance sheets.

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Six Months Ended June 30, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$225,425	$182,345	$(116,284)	$291,486
Cost of goods sold	—	154,771	167,040	(116,284)	205,527

Gross profit	—	70,654	15,305	—	85,959
Operating expenses	—	81,323	12,560	—	93,883
Repositioning charge	—	(563)	—	—	(563)
Impairment of goodwill	4,414	58,398	—	—	62,812

Operating earnings (loss)	(4,414)	(68,504)	2,745	—	(70,173)
Other (income) expense, net	7	4,241	(879)	—	3,369
Loss on early extinguishment of debt	—	187	—	—	187

Earnings (loss) before equity in net earnings and income taxes	(4,421)	(72,932)	3,624	—	(73,729)
Equity in net earnings (loss) of joint venture	—	—	—	—	—
Equity in net earnings (loss) of subsidiaries	(123,876)	—	—	123,876	—
Income tax expense	—	53,431	1,137	—	54,568

Net earnings (loss)	$(128,297)	$(126,363)	$2,487	$123,876	$(128,297)

Balance Sheet:
Cash and cash equivalents	$—	$807	$4,186	$—	$4,993
Accounts and other receivables, net	—	85,280	29,864	—	115,144
Receivables from affiliates	(298,542)	20,281	111,121	168,673	1,533
Inventories	—	111,613	42,737	—	154,350
Future income tax benefits	—	3,927	(2,107)	—	1,820
Other current assets	—	3,944	11,657	—	15,601

Total current assets	(298,542)	225,852	197,458	168,673	293,441
Investment in joint venture	4,200	—	—	—	4,200
Investment in subsidiaries	538,058	113,503	70,430	(721,991)	—
Property, plant and equipment, net	—	23,121	48,228	—	71,349
Long-term future income tax benefits	—	2,253	3,059	—	5,312
Other assets	1,980	40,572	11,372	(46,351)	7,573

Total assets	$245,696	$405,301	$330,547	$(599,669)	$381,875

Accounts payable and accrued expenses	$—	$46,923	$76,434	$—	$123,357
Notes and acceptances payable	—	—	9,025	—	9,025
Current maturities of long-term debt	158	—	—	—	158
Deferred rent	—	468	—	—	468
Current taxes payable	—	371	2,207	—	2,578

Total current liabilities	158	47,762	87,666	—	135,586
Long-term debt	134,182	40,977	20,634	(61,611)	134,182
Future income tax liabilities	—	(5)	5	—	—
Other long-term liabilities	76	751	—	—	827

Total liabilities	134,416	89,485	108,305	(61,611)	270,595
Shareholders’ equity	111,280	315,816	222,242	(538,058)	111,280

Total liabilities and shareholders’ equity	$245,696	$405,301	$330,547	$(599,669)	$381,875

Cash Flow Information:
Net cash provided by (used in) operating activities	$(146,782)	$(46,660)	$46,818	$135,924	$(10,700)
Net cash provided by (used in) investing activities	89,486	47,049	(47,397)	(96,175)	(7,037)
Net cash provided by (used in) financing activities	55,911	(706)	(6,846)	(39,749)	8,610
Effect of exchange rate changes on cash	1,385	—	—	—	1,385
Cash at beginning	—	1,124	11,611	—	12,735
Cash at end	$—	$807	$4,186	$—	$4,993

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Six Months Ended June 30, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$202,310	$168,674	$(112,898)	$258,086
Cost of goods sold	—	138,094	157,763	(112,898)	182,959

Gross profit	—	64,216	10,911	—	78,881
Operating expenses	10	67,915	10,956	—	78,881

Operating earnings (loss)	(10)	(3,699)	(45)	—	(3,754)
Other (income) expense, net	(52)	9,722	(2,484)	—	7,186
Gain on litigation settlement	—	—	—	—	—

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	42	(13,421)	2,439	—	(10,940)
Equity in net earnings (loss) of joint venture	39,000	—	—	—	39,000
Equity in net earnings (loss) of subsidiaries	(6,606)	—	—	6,606	—
Income tax expense (benefit)	15,600	43	(4,419)	—	11,224

Net earnings (loss)	$16,836	$(13,464)	$6,858	$6,606	$16,836

Balance Sheet:
Cash and cash equivalents	$—	$2,226	$2,650	$—	$4,876
Accounts and other receivables, net	—	86,813	28,552	—	115,365
Receivables from affiliates	(316,181)	78,628	65,122	173,971	1,540
Inventories	—	90,404	43,979	—	134,383
Future income tax benefits	—	14,906	(252)	—	14,654
Other current assets	—	3,284	13,184	—	16,468

Total current assets	(316,181)	276,261	153,235	173,971	287,286
Investments in joint venture	40,249	—	—	—	40,249
Investment in subsidiaries	697,148	113,482	70,430	(881,060)	—
Property, plant and equipment, net	—	16,643	57,878	—	74,521
Long-term future income tax benefits	—	41,009	5,230	—	46,239
Other assets	2,037	111,721	13,954	(44,091)	83,621

Total assets	$423,253	$559,116	$300,727	$(751,180)	$531,916

Accounts payable and accrued expenses	$—	$42,581	$60,393	$—	$102,974
Current maturities of long-term debt	144	4	—	—	148
Deferred rent	—	337	—	—	337
Current taxes payable	—	474	4,416	—	4,890

Total current liabilities	144	43,396	64,809	—	108,349
Long-term debt	184,637	40,849	13,143	(54,032)	184,597
Future income tax liabilities	—	(682)	682	—	—
Other long-term liabilities	1,045	498	—	—	1,543

Total liabilities	185,826	84,061	78,634	(54,032)	294,489
Shareholders’ equity	237,427	475,055	222,093	(697,148)	237,427

Total liabilities and shareholders’ equity	$423,253	$559,116	$300,727	$(751,180)	$531,916

Cash Flow Information:
Net cash provided by (used in) operating activities	$1,476	$(75,580)	$43,347	$44,044	$13,287
Net cash provided by (used in) investing activities	(43,794)	18,087	(33,668)	52,344	(7,031)
Net cash provided by (used in) financing activities	42,273	56,110	(11,103)	(96,388)	(9,108)
Effect of exchange rate changes on cash	45	—	—	—	45
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	$—	$2,226	$2,650	$—	$4,876

10. SUBSEQUENT EVENT

     On July 28, 2004, Applica sold all of the issued and outstanding shares of capital stock of its Hong Kong based manufacturing subsidiary, Applica Durable Manufacturing Limited (“Applica Durable”), for $28.1 million.

     As part of this transaction, Applica entered into a long-term supply agreement with an affiliate of the purchaser, Elec-Tech International Co., Ltd. The supply agreement provides for rebates during the first five years if Applica meets certain levels of product purchases. Additionally, the supply agreement provides a right of first refusal with respect to manufacturing or purchasing products, as applicable, for each party.

     The assets and liabilities sold as part of the transaction were comprised of the following as of June 30, 2004:

(In thousands)
Accounts receivable	$11,024
Intercompany receivable	$25,316
Inventory, net	15,474
Prepaid expenses and other current assets	1,704
Property and equipment, net	21,485

$75,003

Accounts payable and other current liabilities	$37,024
Long-term debt	7,500
Deferred taxes	2,368

$46,892

     For the six months period ended June 30, 2004, revenues and gross profit from our contract manufacturing operations in China were $14.1 million and $2.8 million, respectively. Revenues and gross profit for the comparable periods in 2003 were $14.9 million and $1.3 million, respectively.

     The sale of the Chinese manufacturing operations is not expected to result in a material gain or loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three and six-month periods ended June 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2003.

General

     Applica is a marketer and distributor of a broad range of branded small electric consumer goods. Applica markets and distributes kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, its own brand names, such as Windmere®, LitterMaid® and Applica®. Applica’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.

     In 2003 and 2002, we operated manufacturing facilities in China and Mexico. Approximately 63% and 76%, respectively, of the products sold by Applica were manufactured in such facilities.

Sale of Applica Durable Manufacturing Limited

     Since 2003, Applica has been making changes to combat the margin pressures resulting from the combination of the inflation of raw materials prices and the deflationary pressures from the retail environment. We are focusing on more innovative products with higher margins, we have been rationalizing our manufacturing and sourcing strategy and we are attempting to improve our pricing with our customers. We have previously indicated our desire to shrink our manufacturing base and expand and improve our sourcing competency in order to reduce our risk profile and become more flexible in our ability to react to a rapidly changing global marketplace. As part of this process, on July 28, 2004, Applica sold all of the issued and outstanding shares of capital stock of its Hong Kong based manufacturing subsidiary, Applica Durable Manufacturing Limited (“Applica Durable”), for $28.1 million.

     As part of this transaction, Applica entered into a long-term supply agreement with an affiliate of the purchaser, Elec-Tech International Co., Ltd. The supply agreement provides for rebates during the first five years if Applica meets certain levels of product purchases. Additionally, the supply agreement provides a right of first refusal with respect to manufacturing or purchasing products, as applicable, for each party. We intend to use Elec-Tech as a significant source of product supply, however, we maintain the flexibility to purchase products from third parties in a number of circumstances, including Elec-Tech’s inability to meet our price, quality and delivery criteria.

     For the six months period ended June 30, 2004, revenues and gross profit from our contract manufacturing operations in China were $14.1 million and $2.8 million, respectively. Revenues and gross profit for the comparable periods in 2003 were $14.9 million and $1.3 million, respectively.

     The sale of the Chinese manufacturing operations is not expected to result in a material gain or loss.

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

     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2003, in evaluating us and our business before making an investment decision regarding our securities:

•	Our business could be adversely affected by complications resulting from the transition of our manufacturing operations in China and our transition from a manufacturer of products to a company that purchases most of its products from third parties.

•	We depend on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our business.

•	Our business could be adversely impacted by complications resulting from our planned move to our new corporate facilities scheduled for September 2004.

•	Our business could be adversely affected by complications resulting from our implementation of the new ERP system or other new computer technologies we install.

•	The failure of our growth strategy could have a material adverse effect on our business.

•	If we are unable to renew the Black & Decker® trademark license agreement, our business could be adversely affected.

•	Our business is very sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect our business.

•	Increases in cost and unavailability of raw materials and components will reduce our profitability.

•	Our business could be adversely affected by currency fluctuations in our international operations. Additionally, if the Chinese renminbi and Hong Kong dollar are allowed to float freely, it could result in significant fluctuations in our product costs.

•	Our business involves the potential for product recalls and product liability claims against us.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry could adversely affect our business.

•	We operate a significant portion of our business outside of the United States which subjects us to additional risks.

•	Our business could be adversely affected by changes in trade relations with China.

•	Our business could be adversely affected by retailer inventory management.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so or the start-up costs related to such products could be significant.

•	We rely on manufacturing facilities of third parties to manufacture and assemble our products. An extended interruption in the operation of any facility could have an adverse impact on our operating results.

•	We are subject to several production-related risks which could jeopardize our ability to realize anticipated sales and profits.

•	The infringement or loss of our proprietary rights could have an adverse effect on our business.

•	Our operating results can be affected by seasonality.

•	We compete with other large companies that produce similar products.

•	Our debt agreements contain covenants that restrict our ability to take certain actions.

•	Our business can be adversely affected by newly acquired businesses or product lines.

•	Government regulations could adversely impact our operations.

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

     We anticipate that sales for the year ended December 31, 2004 will be between $710.0 million and $720.0 million. The increased sales volume in 2004 compared to 2003 is expected to result from:

•	the introduction of the Home Café™ single-cup brewing system and the Tide™ Buzz™ ultrasonic stain removal system, both of which were co-developed with The Procter & Gamble Company;

•	the continued success of Lids Off™ Jar Openers and the Gizmo™ sub-brand of products; and

•	increases in sales of other Black & Decker® branded products.

     These increases will be partially offset by lower contract manufacturing sales as a result of the sale of our manufacturing operations in China in July 2004.

     We expect gross margins for the full year to improve in 2004 as a result of:

•	cost reductions resulting from the movement of the production of certain products from Mexico to third party suppliers in China; and

•	a greater proportion of higher margin, new products launched in 2004.

We believe the improvement in gross margins will be offset by:

•	expected higher costs of raw materials, such as copper, steel, aluminum and plastic;

•	higher inbound freight costs;

•	manufacturing retrenchment costs, which relate to expenses that did not qualify for accrual at December 31, 2003;

•	start-up costs related to the Home Café™ single-cup brewing system; and

•	the loss of Applica Durable’s contract manufacturing gross profits in the second half of 2004.

     We anticipate that gross margins will be between 31% and 32% in 2004. We are highly dependent on sales of our new products in meeting our expectations for higher sales and margins in 2004 compared to 2003.

     We expect that selling, general and administrative operating expenses will increase in amount in 2004, but will remain relatively consistent as a percentage of sales at approximately 29%. Variable cost categories will increase because of higher sales volume. Additionally, royalties on Black and Decker® branded products will increase and we plan to increase advertising and promotional spending. We experienced higher freight and distribution costs in the first half of 2004, which we expect to continue during the remainder of 2004. These expenses will be partially offset by lower amortization expense related to the Black & Decker® tradename.

     We anticipate that interest expense will continue to decrease to approximately $9.7 million for 2004.

     Capital expenditures are planned to be approximately $21.0 million, driven by new products, our information technology initiative and costs associated with the move to our new corporate facilities scheduled for September 2004. We expect that capital expenditures for our manufacturing operations will decrease in 2004.

     As a result of our decision to exit our Chinese manufacturing operations, we changed our position to permanently invest previously untaxed foreign earnings outside the United States. The repatriation of previously untaxed earnings resulted in a tax expense in the second quarter of approximately $24.0 million, or $1.00 per share.

     During the second quarter of 2004, we recorded an impairment of goodwill of $62.8 million in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. The impairment resulted in a non-cash expense of $62.8 million ($46.4 million after tax), or $1.93 per share.

     In accordance with SFAS No. 109 “Accounting for Income Taxes,” we evaluated the realization of our deferred tax assets and determined that it is more likely than not that $51.4 million of these assets will not be realized resulting in a non-cash charge of $2.14 per share in the second quarter.

     We continue to rationalize our Mexican manufacturing operations. As part of such rationalization, we plan to sell the building housing our factory in Queretaro, Mexico, which we expect will result in a gain over the current book value. Additionally, we continue to reduce our Mexican manufacturing capacity to reflect only the volume needed for the Mexican commercial marketplace. We believe the financial impact of the sale of the building and the planned downsizing of the operations will largely offset. We expect these events to occur within the next 12 to 18 months, however, not necessarily in the same quarter.

     Loss per diluted share, including non-cash charges, for 2004 is expected to be between $4.80 and $4.90, which does not include any impact of the potential gain or loss related to the Mexican rationalization discussed above.

     For the three months ended September 30, 2004, we expect sales to be between $180.0 million and $185.0 million and expect to incur a loss per share of between zero and $0.05.

Results of Operations

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

     Net Sales. Sales for Applica increased by $22.1 million to $159.0 million, an increase of 16.2% over the second quarter of 2003. The increase was largely the result of growth in sales of Black & Decker® branded products, which benefited from better point-of-sale, and sales of several new products launched in the second quarter of 2004. For the quarter:

•	sales of Black & Decker® branded products increased $34.5 million to $122.4 million;

•	total sales of Littermaid® and Belson® (personal care) branded products increased $3.4 million to $21.2 million; and

•	increase in contract manufacturing sales of $2.2 million to $8.8 million.

     These increases were partially offset by decreases in sales of Windmere, Weitech (pest control) and other branded products of $18.0 million to $6.6 million. Starting in the second quarter of 2004, the majority of the pest products were marketed under the Black & Decker® brand name.

     We expect sales of Black & Decker® branded products to continue to increase for the remainder of 2004 as the result of the introduction of several new products, including the Home Café™ single-cup brewing system and the Tide™ Buzz™ ultrasonic stain removal system, both of which were co-developed with The Procter & Gamble Company and launched in the second quarter of 2004. Additionally, starting in the second quarter of 2004, we introduced new items under the Gizmo™ sub brand.

     Gross Profit. Applica’s gross profit margin increased to 30.5% for the three months ended June 30, 2004 as compared to 27.8% for the same period in 2003. The gross profit margin increase was primarily attributed to:

•	lower unabsorbed costs at our manufacturing facilities in 2004 due to higher production levels compared to same period in 2003;

•	the movement of production of core products from our manufacturing facility in Mexico to third parties in China; and

•	sales of new products launched in the second quarter of 2004 with higher margins.

     The increase was partially offset by higher raw material costs and higher inbound freight costs.

     We have experienced significant increases in prices for raw materials, including plastic, steel, aluminum and copper, as well as in inbound freight costs in the second quarter of 2004. We expect these trends to continue in 2004 and to continue to adversely impact gross profit margins.

     Selling, General and Administrative Expenses.

          Operating Expenses. Operating expenses increased $9.8 million, or 24.0%, for the three months ended June 30, 2004 to $50.3 million. These expenses increased as a percentage of sales to 31.7% from 29.6% in the 2003 period primarily as the result of:

•	increases of $4.6 million in freight and distribution expenses;

•	increases of $3.5 million in advertising and promotions; and

•	increases of $3.1 million in Black & Decker® royalty expenses.

     The increase in freight and distribution expenses was primarily the result of late product deliveries from our factories and suppliers that resulted in the need to expedite orders directly to our customers nationwide at a significant premium. Additionally, increases in volume and fuel costs contributed to the increase in operating expenses.

     Management expects increased royalties and freight and distribution expenses to continue in the second half of 2004.

     These increases in operating expenses were partially offset by lower amortization of intangible assets of $1.9 million related to the write-off of the unamortized book value of an intangible asset related to the Black & Decker® tradename in the fourth quarter of 2003.

          Impairment of Goodwill. As of June 30, 2004, we performed our annual fair value assessment of goodwill, with the assistance of an independent third party valuation group, and determined that the implied value of Applica’s goodwill was zero, resulting in a non-cash adjustment in the carrying value of goodwill of $62.8 million ($46.4 million after taxes). The impairment charge was included as a component of selling, general and administrative expenses in the consolidated statement of operations for the second quarter of 2004.

     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the testing for impairment of goodwill is performed in two steps: first, potential impairment is identified by comparing the fair value of a reporting unit with its carrying amount (including goodwill); and second, if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its implied value. Applica is considered one reporting unit.

     The impairment of goodwill was primarily due to lower than expected cash flows, resulting from lower-than-anticipated gross profit margins attributable to increased costs of raw materials and higher transportation costs, which are expected to continue for the foreseeable future. Implied fair value of goodwill was estimated using a combination of market multiples, comparable transactions and discounted cash flow methodologies.

     The implied fair value of goodwill was determined by allocating Applica’s fair value to all of Applica’s assets and liabilities. Any excess of fair value over the amount allocated represents implied fair value of goodwill. The allocation process is performed solely for purposes of testing goodwill for impairment. Thus, the carrying amounts of assets and liabilities are not affected.

     The fair value of the individual assets (liabilities) is the amount at which an asset (liability) could be bought (incurred) or sold (settled) in a current transaction not involving a forced or liquidating sale.

     In our process of allocating the fair value to Applica’s tangible assets, primarily accounts receivable, inventory and manufacturing property, plant and equipment in Mexico, and identifiable intangible assets (i.e., customer relationships and tradenames) and liabilities, we determined that the implied value of goodwill (the residual) was zero.

     Vendor Consideration. Applica’s supplier of vacuum packaging products has agreed to reimburse us $4.0 million for a portion of the costs of litigating a patent infringement matter with Tilia International, Inc. The reimbursement is evidenced by a note receivable bearing interest at a rate of 6% per annum and is payable in equal quarterly installments of $200,000, plus interest, over five years. As the reimbursement is coming from a vendor and the payment thereof is indirectly associated with future purchases from the vendor, the amount to be received has been offset by a related deferred credit to be recognized over the five-year period as a reduction of future product costs.

     Interest Expense. Interest expense decreased by $1.7 million, or 43.2%, to $2.2 million for the three months ended June 30, 2004, as compared to $4.0 million for the second quarter of 2003, as the result of lower debt levels. Management expects interest expense for the remainder of 2004 will continue to be lower than 2003.

     Equity in Net Earnings of Joint Venture. In the fourth quarter of 2002, Anasazi Partners, L.P., a partnership owned 50% by Applica that invested in public and privately owned securities, engaged an investment banker to pursue exit strategies for Anasazi’s equity investment in ZonePerfect Nutrition Company. As part of this process, a valuation of the investment was performed. Based on this valuation, in the first quarter of 2003, Anasazi increased the fair value of the investment by approximately $75.0 million, resulting in equity in net earnings of unconsolidated joint venture of $37.5 million in the first quarter 2003 consolidated statement of operations. In the second quarter of 2003, Anasazi increased the fair value of the investment by an additional $3.0 million, resulting in equity in net earnings of unconsolidated joint venture of $1.5 million for the second quarter of 2003.

     In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow as of June 30, 2004. Payment of $10.0 million of the amount held in escrow is contingent on the performance of a negotiated matter and no portion thereof has been reflected in the net earnings of Anasazi. At

June 30, 2004, Applica’s interest in Anasazi represents its share of a portion of the escrow funds, which is in addition to the escrow contingency discussed above.

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

     In July 2003, the general partner of Anasazi Partners L.P. began the process of dissolving the partnership by distributing the remaining individual investments to the partners, which was completed in June 2004. In the first quarter of 2004, Applica received total cash distributions of $1.2 million in connection with the planned liquidation of Anasazi.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the second quarter of 2004, Applica applied an effective tax rate of 40% on its losses from operations before considering the impact on impairment of goodwill, providing for previously untaxed foreign earnings, and the additional valuation allowance on deferred tax assets. The effective tax rate for the second quarter in 2003 was also 40%.

     In the second quarter of 2004, Applica changed its position regarding the permanent investment of certain foreign undistributed earnings primarily as a result of its decision to exit its Chinese manufacturing operations. As of June 30, 2004, Applica intended to repatriate approximately $85.5 million of these previously untaxed earnings and recorded a tax expense of $24.0 million. Additionally, Applica recognized a tax benefit of $16.4 million on its impairment of goodwill.

     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits and length of carryback and carryforward periods.

     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at June 30, 2004, Applica concluded that it was appropriate to record an additional valuation allowance of $51.4 million in the second quarter. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $7.1 million as of June 30, 2004, primarily from the repatriation of current and previously undistributed foreign earnings.

     We expect to continue to maintain a valuation allowance on future tax benefits until an appropriate level of profitability is reached or we are able to develop tax strategies which would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realized.

     The earnings of subsidiaries in Canada, Mexico and Latin America (other than Chile) are generally taxed at rates comparable to or higher than 35%, the United States statutory rate. No tax provision is made for the undistributed earnings of the foreign subsidiaries that Applica expects will be permanently reinvested in its operations outside the United States.

     Income tax expense (benefit) for the three months ended June 30, 2004 consists of the following (dollars in thousands):

	Earnings (Loss)	Tax Expense
	Before Taxes	(Benefit)	Tax Rate
Loss from operations (excluding goodwill impairment)	$(3.5)	$(1.4)	40%
Impairment of goodwill	(62.8)	(16.4)	26%
Previously untaxed foreign earnings of $85.5 million	—	24.0	28%
Valuation allowance	—	51.4

Total	$(66.3)	$57.6

     Earnings Per Share. Weighted average basic shares for the three-month periods ended June 30, 2004 and 2003 were 24,019,174 and 23,502,096, respectively. All common stock equivalents have been excluded from the diluted per share calculations in the three-month period ended June 30, 2004 and 2003 because their inclusion would have been anti-dilutive.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

     Net Sales. Sales for Applica increased by $33.4 million to $291.5 million, an increase of 12.9% over the second half of 2003. The increase was largely the result of growth in sales of Black & Decker® branded products, which benefited from better point-of-sale, retailers that began the year with lower inventory levels and sales of several new products launched in the second quarter of 2004. For the first half of 2004:

•	sales of Black & Decker® branded products increased $47.3 million to $209.5 million; and

•	total sales of Littermaid, Belson® (personal care) and Jerdon® (hospitality) branded products increased $5.2 million to $44.9 million.

These increases were partially offset by:

•	decreases in sales of Windmere, Weitech (pest control) and other branded products of $18.2 million to $22.8 million; and

•	decreases in contract manufacturing sales of $0.9 million to $14.3 million.

     Starting in the second quarter of 2004, the majority of our pest products were marketed under the Black & Decker® brand name.

     We expect sales of Black & Decker® branded products to continue to increase for the remainder of 2004 as the result of the introduction of several new products, including the Home Café™ single-cup brewing system and the Tide™ Buzz™ ultrasonic stain removal system, both of which were co-developed with The Procter & Gamble Company and launched in the second quarter of 2004. Starting in the second quarter of 2004, we introduced new items under the Gizmo™ sub brand.

     Gross Profit. Applica’s gross profit margin increased slightly to 29.5% for the first half of 2004 as compared to 29.1% for the same period in 2003. The gross profit margin increase is primarily attributed to:

•	sales of new products launched in the second quarter with higher margins;

•	the movement of production of core products from our manufacturing facility in Mexico to third parties in China; and

•	lower unabsorbed costs at our manufacturing facilities in the first half of 2004 due to higher production levels compared to the same period in 2003.

     The increase in margins was partially offset by manufacturing retrenchment costs, which relate to expenses that did not qualify for accrual at December 31, 2003, higher inbound freight costs, higher raw material costs, and start-up costs related to the Home Café™ single-cup brewing system.

     We continue to experience significant increases in prices for raw materials, including plastic, steel, aluminum and copper, as well as in inbound freight costs. We expect this trend to continue in 2004 and to continue to adversely impact gross profit margins.

     Selling, General and Administrative Expenses.

          Operating Expenses. Operating expenses increased $15.0 million, or 19.0%, for the first half of 2004 to $93.9 million as compared to the first half of 2003. These expenses increased as a percentage of sales to 32.2% from 30.6% in the 2003 period primarily as the result of:

•	increases of $2.6 million in legal and settlement expenses related to a patent infringement lawsuit by Tilia International, Inc.;

•	increases of $4.9 million in Black & Decker® royalty expenses;

•	increases of $4.1 million in advertising and promotions; and

•	increases of $6.0 million in freight and distribution expenses.

     The increase in freight and distribution expenses was primarily the result of late product deliveries from our factories and suppliers in the second quarter of 2004 that resulted in the need to expedite orders directly to our customers nationwide at a significant premium. Additionally, increases in volume and fuel costs contributed to the increase.

     We expect increased royalties and outbound freight expenses to continue in the second half of 2004.

     These increases in operating expenses were partially offset by lower amortization of intangible assets of $3.8 million related to the write-off of the unamortized book value of an intangible asset related to the Black & Decker® tradename in the fourth quarter of 2003.

          Impairment of Goodwill. As of June 30, 2004, we performed our annual fair value assessment of goodwill, with the assistance of an independent third party valuation group, and determined that the implied value of Applica’s goodwill was zero, resulting in a non-cash adjustment in the carrying value of goodwill of $62.8 million ($46.4 million after taxes). The impairment charge was included as a component of selling, general and administrative expenses in the consolidated statement of operations for the first half of 2004.

     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the testing for impairment of goodwill is performed in two steps: first, potential impairment is identified by comparing the fair value of a reporting unit with its carrying amount (including goodwill); and second, if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its implied value. Applica is considered one reporting unit.

     The impairment of goodwill was primarily due to lower than expected cash flows, resulting from lower-than-anticipated gross profit margins attributable to increased costs of raw materials and higher transportation costs, which are expected to continue for the foreseeable future. Implied fair value of goodwill was estimated using a combination of market multiples, comparable transactions and discounted cash flow methodologies.

     The implied fair value of goodwill was determined by allocating Applica’s fair value to all of Applica’s assets and liabilities. Any excess of fair value over the amount allocated represented implied fair value of goodwill. The allocation process is performed solely for purposes of testing goodwill for impairment. Thus, the carrying amounts of assets and liabilities are not affected.

     The fair value of the individual assets (liabilities) is the amount at which an asset (liability) could be bought (incurred) or sold (settled) in a current transaction not involving a forced or liquidating sale.

     In our process of allocating the fair value to Applica’s tangible assets, primarily accounts receivable, inventory and manufacturing property, plant and equipment in Mexico, and identifiable intangible assets (i.e., customer relationships and tradenames) and liabilities, we determined that the implied value of goodwill (the residual) was zero.

          Repositioning and Other Charges. In the first quarter of 2004, we settled an outstanding litigation matter for $125,000 and reversed the remaining accrual of $563,000 related to such litigation.

     Interest Expense. Interest expense decreased by $3.5 million, or 44.4%, to $4.4 million for the first half of 2004, as compared to $7.8 million for the first half of 2003, as the result of lower debt levels. Management expects interest expense for the remainder of 2004 will continue to be lower than 2003.

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

     Equity in Net Earnings of Joint Venture. In the fourth quarter of 2002, Anasazi Partners, L.P., a partnership owned 50% by Applica that invested in public and privately owned securities, engaged an investment banker to pursue exit strategies for Anasazi’s equity investment in ZonePerfect Nutrition Company. As part of this process, a valuation of the investment was performed. Based on this valuation, in the first quarter of 2003, Anasazi increased the fair value of the investment by approximately $75.0 million, resulting in equity in net earnings of unconsolidated joint venture of $37.5 million in the first quarter 2003 consolidated statement of operations. In the second quarter of 2003, Anasazi increased the fair value of the investment by an additional $3.0 million, resulting in equity in net earnings of unconsolidated joint venture of $1.5 million for the second quarter of 2003.

     In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow as of June 30, 2004. Payment of $10.0 million of the amount held in escrow is contingent on the performance of a negotiated matter and no portion thereof has been reflected in the net earnings of Anasazi. At June 30, 2004, Applica’s interest in Anasazi represents its share of a portion of the escrow funds, which is in addition to the escrow contingency discussed above.

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

     In July 2003, the general partner of Anasazi Partners L.P. began the process of dissolving the partnership by distributing the remaining individual investments to the partners, which was completed in June 2004. In the first quarter of 2004, Applica received total cash distributions of $1.2 million in connection with the planned liquidation of Anasazi.

     Vendor Consideration. Applica’s supplier of vacuum packaging products has agreed to reimburse us $4.0 million for a portion of the costs of litigating a patent infringement matter with Tilia International, Inc. The reimbursement is evidenced by a note receivable bearing interest at a rate of 6% per annum and is payable in equal quarterly installments of $200,000, plus interest, over five years. As the reimbursement is coming from a vendor and the payment thereof is indirectly associated with future purchases from the vendor, the amount to be received has been offset by a related deferred credit to be recognized over the five-year period as a reduction of future product costs.

     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the first half of 2004, Applica applied an effective tax rate of 40% on its losses from operations before considering the impact on impairment of goodwill, providing for previously untaxed foreign earnings, and the additional valuation allowance on deferred tax assets. The effective tax rate for the first half of 2003 was also 40%.

     In the second quarter of 2004, Applica changed its position regarding the permanent investment of certain foreign undistributed earnings primarily as a result of its decision to exit its Chinese manufacturing operations. As of June 30, 2004, Applica intended to repatriate approximately $85.5 million of these previously untaxed earnings and recorded a tax expense of $24.0 million. Additionally, Applica recognized a tax benefit of $16.4 million on its impairment of goodwill.

     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods.

     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at June 30, 2004, Applica concluded that it was appropriate to record an additional valuation allowance of $51.4 million in the second quarter. Applica expect to realize the benefits of the remaining net deferred tax assets of approximately $7.1 million as of June 30, 2004, primarily from the repatriation of current and previously undistributed foreign earnings.

     We expect to continue to maintain a valuation allowance on future tax benefits until an appropriate level of profitability is reached or we are able to develop tax strategies which would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realized.

     The earnings of subsidiaries in Canada, Mexico and Latin America (other than Chile) are generally taxed at rates comparable to or higher than 35%, the United States statutory rate. No tax provision is made for the undistributed earnings of the foreign subsidiaries that Applica expects will be permanently reinvested in its operations outside the United States.

     Income tax expense (benefit) consists of the following (dollars in thousands):

	Earnings (Loss)	Tax Expense
	Before Taxes	(Benefit)	Tax Rate
Loss from operations (excluding goodwill impairment)	$(10.9)	$(4.4)	40%
Impairment of goodwill	(62.8)	(16.4)	26%
Previously untaxed foreign earnings of $85.5 million	—	24.0	28%
Valuation allowance	—	51.4

Total	$(73.7)	$54.6

     Earnings Per Share. Weighted average basic shares for the first half of 2004 and 2003 were 23,868,715 and 23,499,950, respectively. Included in diluted shares for the six-month period ended June 30, 2003 are common stock equivalents relating to options of 240,794. All common stock equivalents have been excluded from the diluted per share calculations in the six-month period ended June 30, 2004 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the six-month period ended June 30, 2004 and 2003 were options to purchase 2,180,095 and 1,599,251 shares of common stock, respectively, with exercise prices ranging from $3.63 to $31.69 and $8.51 to $31.69, respectively.

Liquidity and Capital Resources

Liquidity

     Applica’s financial condition and liquidity remained adequate as of June 30, 2004. Cash and cash equivalents were approximately $4.8 million and $4.9 million at June 30, 2004 and June 30, 2003, respectively. Any excess cash in the United States is typically used to pay down Applica’s borrowings under its domestic credit facility on the next business day.

     Operating Activities. Net cash used in operating activities was $10.7 million for the six months ended June 30, 2004, as compared to net cash provided of $13.3 million in the comparable period in 2003. The cash used in the first half of 2004 is primarily the result of seasonal increases in inventory, offset by decreases in accounts receivable and increases in accounts payable.

     Investing Activities. For the six months ended June 30, 2004 and 2003, investing activities used cash of $7.0 million. Cash used in investing activities in the first half of 2004 were primarily due to capital expenditures of $8.3 million, offset by cash proceeds of $1.2 million received from Anasazi Partners L.P., a 50% joint venture.

     Applica makes capital expenditures primarily for new product development and maintenance of its manufacturing facilities. In addition, Applica is undergoing a major upgrade of its information technology infrastructure, including the installation of a new enterprise resource planning system and is in the process of relocating to its new corporate facilities. Capital expenditures for 2004 are expected to be approximately $21.0 million. Applica plans to fund such capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facilities.

     Financing Activities. Net cash provided by financing activities was $8.6 million for the six months period ended June 30, 2004, compared to cash used of $9.1 million in the 2003 period. The cash provided by financing activities reflects the proceeds from borrowings of $10.8 million and exercise of stock options of $2.2 million, offset by redemption of $4.25 million of our 10% notes at a redemption price of $4.4 million.

     We expect to continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest and to service debt.

     Management continues to review its opportunities to repurchase additional 10% notes depending on several factors, including availability under Applica’s credit facility, the market price of the 10% notes and projected cash flow.

Capital Resources

     Applica’s primary sources of short-term capital are its cash flow from operations and borrowings under its credit facilities. Applica’s current domestic credit facility is a $205 million asset-based senior secured revolving credit facility maturing December 28, 2005. As of August 4, 2004, Applica was borrowing approximately $86 million under the facility and had approximately $38 million available for future cash borrowings, based on Applica’s collateral value. Advances under the facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit, with approximately $1.5 million outstanding under the limit as of August 4, 2004.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s leverage ratio and set at 2.00% at June 30, 2004 and 2.00% at August 4, 2004), which was 3.37% at June 30, 2004 and 3.54% at August 4, 2004; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s leverage ratio and was 0.00% at June 30, 2004 and August 4, 2004), which was 4.25% at June 30, 2004 and at August 4, 2004.

     Management expects its borrowing margins to increase to 2.50% (for LIBOR loans) and 0.50% (for Base Rate loans) during August 2004. This increase is a result of an increase in our leverage ratio, as defined by the terms of the credit facility.

     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based on Applica’s leverage ratio and was 0.00% at June 30, 2004 and at August 4, 2004), which was 4.25% at June 30, 2004 and at August 4, 2004.

     Certain of Applica’s foreign subsidiaries have approximately $21.4 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and in some cases, a guarantee by the parent company, Applica Incorporated. As of June 30, 2004, there was $16.5 million outstanding under the working capital lines and $0.2 million outstanding under the letter of credit lines. As of August 4, 2004, there was $3.0 million outstanding under the working capital lines and zero under the letter of credit lines. The working capital lines available decreased $6.8 million as the result of the sale of Applica Durable in July 2004.

     In addition, Applica has senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and mature on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, at various redemption prices. During 2003, we repurchased $65.0 million of these notes. In February 2004, we repurchased an additional $4.25 million of 10% notes. As of June 30, 2004, the outstanding principal balance was $60.8 million.

     On September 28, 2002, Applica entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. The agreements allow Applica to transfer to CIT, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. These arrangements are strictly for the purpose of insuring selected receivables. At June 30, 2004 and 2003, $11.5 million and $14.7 million of accounts receivable were insured under this arrangement.

     In April 2002, Applica Consumer Products, Inc. entered into a five-year $6.0 million mortgage loan on Applica’s executive offices located in Miami Lakes, Florida. The loan bears interest at an annual rate of 7.25%, with monthly principal and interest payments based on a 20-year amortization. A final balloon payment is due at the end of the term. The loan is secured by a mortgage on the property and the building located thereon. In November 2003, Applica entered into an agreement to sell its executive offices located in Miami Lakes for $9.3 million, resulting in an estimated gain before taxes of approximately $1.5 million. The sale is scheduled to close in October 2004. At the time of closing, approximately $6.0 million of these proceeds will be used to repay the outstanding mortgage on the property. In March 2004, Applica entered into a ten-year operating lease for new corporate office space in South Florida. The lease contains provisions for annual rental escalations of 2% beginning in October 2005.

     At June 30, 2004, debt as a percent of total capitalization increased to 56.3%, as compared to 43.8% at June 30, 2003, primarily as the result of the impact on total shareholders’ equity of the impairment of goodwill and the valuation allowance on deferred tax assets, offset by a decrease of $41.6 million in debt year-over-year.

     Applica’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, and marketing expenses will depend on its future performance. Based upon the current level of operations and anticipated margin improvements and revenue growth, we believe that cash flow from operations and available cash, together with available borrowings under its credit facility and other facilities, will be adequate to meet our future liquidity needs for the next several years. However, business may not generate sufficient cash flow from operations, our anticipated revenue growth and operating improvements may not be realized and future borrowings may not be available under the credit facility in an amount sufficient to enable us to service our indebtedness, including the outstanding 10% notes, or to fund our other liquidity needs. In addition, we may not be able to effect any needed refinancing on commercially reasonable terms or at all.

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

     Income Taxes. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. At June 30, 2004 and 2003, Applica had deferred tax assets in excess of deferred tax liabilities of $65.8 million and $71.1 million, respectively. Applica determined that it was more likely than not that $7.1 million and $60.9 million of such assets will be realized, resulting in a valuation allowance of $58.7 million and $10.2 million as of June 30, 2004 and 2003, respectively. Applica evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.

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

     Outstanding as of June 30, 2004 were interest rate management contracts on approximately $80 million notional principal amount with a fair value of approximately $0.4 million. The market value represents the amount Applica would receive upon exiting the contracts at June 30, 2004 and was determined based on quotes obtained from Applica’s financial institutions. The market value related to the fair value of interest rate risk management contract is included as prepaid asset and an increase the bonds. The market value related to the cash flow interest rate risk management contracts is included as an offset to prepaid asset and other comprehensive income. Applica does not intend to exit these contracts at this time.

     Significant interest rate risk management instruments held by Applica as of June 30, 2004 included pay-fixed and pay-floating swaps. The pay-fixed swaps effectively convert floating rate obligations to fixed-rate instruments. The pay-floating swap effectively converts medium term fixed-rate obligations to LIBOR-rate indexed variable-rate instruments. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. For the period ending June 30, 2004, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

     The impact of interest rate risk management activities on pre-tax income during the quarter ended June 30, 2004 was not material.

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

     Outstanding as of June 30, 2004 were $22.8 million notional of contracts to purchase and/or sell foreign currency forward with a negative fair market value of approximately $0.3 million. The market value represents the amount Applica would pay upon exiting the contracts at June 30, 2004 and was determined based on quotes obtained from Applica’s financial institutions. This amount is included in long-term liabilities and other comprehensive income as of June 30, 2004. Applica does not intend to exit these contracts at this time.

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

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Applica has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, such officers have concluded that, as of June 30, 2004, Applica’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by Applica in such reports is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

     These potential issues have been discussed in detail among management, the Audit Committee and Grant Thornton LLP, our independent accountants. Management has assigned the highest priority to completion of the resolution of these matters. We are continuing to devote significant resources, both internal and external, to update, formalize and standardize our internal controls. Additionally, we are in the process of implementing a new enterprise resource planning system that includes financial applications. As a result of the steps we have taken and will continue to take to improve our systems and controls, changes in internal controls were undertaken in the first half of 2004 and will be ongoing throughout the remainder of the year. Despite the issues identified above, management believes that our financial statements and related disclosures as filed to date present fairly, in all material respects, our financial condition and results of operations for the respective periods.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     At Applica’s Annual Meeting of Shareholders held on May 11, 2004, the shareholders voted to elect Leonard Glazer, Lai Kin and Paul K. Sugrue as Class II Directors. Continuing members of the Board of Directors of Applica include: David M. Friedson, Susan J. Ganz, J. Maurice Hopkins, Thomas J. Kane, Jerald I. Rosen, Felix S. Sabates and Harry D. Schulman. The shareholders also ratified the reappointment of Grant Thornton LLP as Applica’s independent accountants for the year ended December 31, 2004.

     The number of votes cast for or against with respect to each of the nominees for director was as follows:

Nominee	For	Against
Leonard Glazer	22,423,172	521,928
Lai Kin	22,474,101	520,999
Paul K. Sugrue	22,620,326	374,774

     The number of votes cast for or against or abstained from voting with respect to the reappointment of Grant Thornton LLP was as follows:

For	Against	Abstain
22,347,983	590,422	56,695

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Stock Purchase Agreement by and among Applica Incorporated, Remdale Investments Limited, PPC Industries Ltd. and Central Gold Worldwide Limited dated July 28, 2004

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K:

Form 8-K dated July 28, 2004 reporting under “Item 5. Other Events and Required FD Disclosure” that Applica issued a press release announcing that it had sold its Chinese manufacturing operations through a sale of all of the outstanding shares of Applica Durable Manufacturing Limited. Additionally, as a result of the decision to exit its Chinese manufacturing operations, Applica announced that it had changed its position with regard to permanently investing certain previously undistributed foreign earnings outside of the United States and estimated that there would be an additional tax charge in the second quarter. Applica also announced that it had made a preliminary assessment of its existing goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and that management’s current estimate of the impairment for the second quarter of 2004 was $62.8 million ($46.4 million after tax).

Form 8-K dated August 5, 2004 reporting under “Item 12. Results of Operations and Financial Condition” that Applica issued a press release describing its results of operations for the quarter ended June 30, 2004 and attaching such press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)
August 5, 2004	By:	/s/ Harry D. Schulman
Harry D. Schulman
President and Chief Executive Officer

August 5, 2004	By:	/s/ Terry L. Polistina
Terry L. Polistina
Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)