Form 10-Q
period 2004-09-30
APPLICA INC
filed 2004-11-09
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10177

APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3633 Flamingo Road, Miramar, Florida	33027

(Address Of Principal Executive Offices)	(Zip Code)

(954) 883-1000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on November 5, 2004
Common Stock, $0.10 par value	24,068,725

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	December 31,
	(Unaudited)	2003
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$5,107	$12,735
Accounts and other receivables, less allowances of $11,652 in 2004 and $12,543 in 2003	136,177	131,021
Notes receivable – officers and former officer	1,554	1,615
Inventories	173,849	106,326
Prepaid expenses and other	18,980	21,828
Refundable income taxes	2,686	4,823
Future income tax benefits	2,442	11,616

Total current assets	340,795	289,964
Investment in Joint Venture	—	5,389
Property, Plant and Equipment - at cost, less accumulated depreciation of $76,680 in 2004 and $100,445 in 2003	43,252	62,154
Future Income Tax Benefits, Non-Current	8,304	49,695
Goodwill	—	62,812
Other Intangibles, Net	4,998	6,146
Other Assets	2,005	2,676

Total Assets	$399,354	$478,836

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$49,925	$39,273
Accrued expenses	60,703	61,362
Current maturities of long-term debt	8,955	5,919
Current taxes payable	2,462	2,172
Deferred rent	665	301

Total current liabilities	122,710	109,027
Other Long-Term Liabilities	1,313	1,327
Long-Term Debt, Less Current Maturities	173,022	130,869
Shareholders’ Equity:
Common stock – authorized:75,000 shares of $0.10 par value; issued and outstanding:
24,069 shares in 2004 and 23,687 shares in 2003	2,407	2,369
Paid-in capital	158,865	156,604
(Accumulated deficit) retained earnings	(51,766)	86,474
Note receivable – former officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(5,701)	(6,338)

Total shareholders’ equity	102,309	237,613

Total Liabilities and Shareholders’ Equity	$399,354	$478,836

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2004		2003
	(In thousands, except per share data)
Net sales	$187,750	100.0%	$173,512	100.0%
Cost of goods sold	131,850	70.2	123,004	70.9

Gross profit	55,900	29.8	50,508	29.1
Selling, general and administrative expenses:
Operating expenses	52,846	28.1	53,358	30.8
Termination benefits	9,153	4.9	—	—
Loss on sale of subsidiary	784	0.4	—	—

Operating loss	(6,883)	(3.7)	(2,850)	(1.7)
Other expense (income):
Interest expense	2,360	1.3	3,597	2.1
Interest and other income	(80)	—	(245)	(0.1)
Loss on early extinguishment of debt	—	—	1,906	1.1

	2,280	1.2	5,258	3.0

Loss before equity in net earnings of joint venture and income taxes	(9,163)	(4.9)	(8,108)	(4.7)
Equity in net earnings of joint venture	—	—	16,199	9.3

Loss before income taxes	(9,163)	(4.9)	8,091	4.7
Income tax provision	780	0.4	3,236	1.9

Net (loss) earnings	$(9,943)	(5.3)%	$4,855	2.8%

Earnings (loss) per common share:
(Loss) earnings per common share – basic	$(0.41)		$0.21

(Loss) earnings per common share – diluted	$(0.41)		$0.20

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,
	2004		2003
	(In thousands, except per share data)
Net sales	$479,236	100.0%	$431,598	100.0%
Cost of goods sold	337,377	70.4	305,962	70.9

Gross profit	141,859	29.6	125,636	29.1
Selling, general and administrative expenses:
Operating expenses	146,729	30.6	132,240	30.6
Termination benefits	9,153	1.9	—	—
Loss on sale of subsidiary	784	0.2	—	—
Repositioning charge	(563)	(0.1)	—	—
Impairment of goodwill	62,812	13.1	—	—

Operating loss	(77,056)	(16.1)	(6,604)	(1.5)
Other expense (income):
Interest expense	6,718	1.4	11,431	2.6
Interest and other income	(1,069)	(0.2)	(893)	(0.2)
Loss on early extinguishment of debt	187	—	1,906	0.4

	5,836	1.2	12,444	2.9

Loss before equity in net earnings of joint venture and income taxes	(82,892)	(17.3)	(19,048)	(4.4)
Equity in net earnings of joint venture	—	—	55,199	12.8

(Loss) earnings before income taxes	(82,892)	(17.3)	36,151	8.4
Income tax provision	55,348	11.5	14,460	3.4

Net (loss) earnings	$(138,240)	(28.8)%	$21,691	5.0%

Earnings (loss) per common share:
(Loss) earnings per common share – basic	$(5.78)		$0.92

(Loss) earnings per common share – diluted	$(5.78)		$0.91

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(138,240)	$21,691
Reconciliation to net cash used in operating activities:
Depreciation of property, plant and equipment	10,945	15,184
Provision for doubtful accounts	346	3,276
Amortization of intangible and other assets	1,569	6,915
Loss on early extinguishment of debt	187	1,906
Loss on sale of subsidiary	784	—
Impairment of goodwill	62,812	—
Deferred taxes	53,911	15,308
Repositioning charge	(563)	—
Other non-cash changes in equity items	—	10
Equity in net earnings of joint venture	—	(55,199)
Changes in assets and liabilities:
Accounts and other receivables	(9,480)	9,439
Inventories	(84,107)	(40,118)
Prepaid expenses and other	(1,750)	(2,113)
Other assets	962	3,064
Accounts payable and accrued expenses	16,704	12,298
Current income taxes	2,426	1,819
Other liabilities	350	491

Net cash used in operating activities	(83,144)	(6,089)
Cash flows from investing activities:
Proceeds from sale of subsidiary	28,109	—
Additions to property, plant and equipment	(9,693)	(9,536)
Distributions from joint venture – net	1,192	51,410
Receivables from affiliates	77	503

Net cash provided by investing activities	19,685	42,377
Cash flows from financing activities:
Net borrowings (payments) under lines of credit	56,930	(7,900)
Redemption of long-term debt	(4,390)	(31,500)
Exercise of stock options and issuance of common stock under employee stock purchase plan	2,187	1,043
Interest receivable from affiliates	(16)	(30)

Net cash provided by (used in) financing activities	54,711	(38,387)
Effect of exchange rate changes on cash	1,120	1,390
Decrease in cash and cash equivalents	(7,628)	(709)
Cash and cash equivalents at beginning of period	12,735	7,683

Cash and cash equivalents at end of period	$5,107	$6,974

Supplemental Disclosures of Cash Flow Information:
Cash paid during the nine-month period ended September 30:
Interest	$7,723	$14,232
Income taxes	—	—

The accompanying notes are an integral part of these financial statements.

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1. SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fourth quarter or full year ending December 31, 2004 due to the sale of Applica’s Hong Kong based manufacturing operations in July 2004, seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

     Certain prior period amounts have been reclassified for comparability.

Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Raw materials	$6,742	$8,383
Work in process	448	3,507
Finished goods	166,659	94,436

	$173,849	$106,326

  Stock Based Compensation

     At September 30, 2004, Applica had four active stock based compensation plans. Applica accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of Applica’s common stock at the date of grant over the exercise price of the options. Applica’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123.

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
		(In thousands, except per share data)
Net earnings (loss):
As reported	$(9,943)	$4,855	$(138,240)	$21,691
Pro forma	$(10,125)	$4,707	$(138,799)	$21,370
Basic earnings (loss) per share:
As reported	$(0.41)	$0.21	$(5.78)	$0.92
Pro forma	$(0.42)	$0.20	$(5.80)	$0.91
Diluted earnings (loss) per share:
As reported	$(0.41)	$0.20	$(5.78)	$0.91
Pro forma	$(0.42)	$0.19	$(5.80)	$0.90

     There was approximately $0.1 million in stock-based employee compensation expense included in net loss in the three months and nine months ending September 30, 2004 relating to the extension of the exercise period of options to purchase 500,000 shares of the common stock of Applica in connection with the resignation of Applica’s Chairman of the Board in August 2004. There was no stock-based employee compensation expense included in net earnings (loss) in the three and nine months ending September 30, 2003.

     The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future periods as options vest over several years and Applica may continue to grant options to employees.

     In accordance with the requirements of SFAS No. 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003: no dividend yield; expected volatility ranging from 64.1% to 82.7%; risk-free interest rates of 3.0%; and expected holding periods of four years.

  Comprehensive Income

     The components of other comprehensive income, net of tax, were as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
		(In thousands)
(Loss) earnings	$(9,943)	$4,855	$(138,240)	$21,691
Foreign currency translation adjustment	520	1,012	558	2,825
Change in market value of derivatives	337	266	79	(243)

	$(9,086)	$6,133	$(137,603)	$24,273

     The components of accumulated other comprehensive income, net of tax, were as follows:

	September 30,	December 31,
	2004	2003
	(In thousands)
Accumulated translation adjustment foreign currency	$(5,529)	$(5,525)
Accumulated net unrealized gain on derivatives	(172)	(813)

	$(5,701)	$(6,338)

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

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

  Loss on Early Extinguishments of Debt

     In February 2004, Applica redeemed $4.25 million of its 10% Senior Subordinated Notes due 2008. The notes were redeemed at prices between 103.25% and 103.33% of the principal amount, plus accrued interest. The cost of the redemption included $187,000 in prepayment premiums and the pro-rata write-off of deferred financing costs related to the redemption. In July 2003, Applica redeemed $30 million of the notes. The notes were redeemed at 105% of the principal amount, plus accrued interest. The cost of the 2003 redemption included $1.5 million in prepayment premiums and the pro-rata write-off off of $406,000 of deferred financing costs.

  Vendor Consideration

     Applica’s supplier of vacuum packaging products has agreed to reimburse Applica $4.0 million for a portion of the costs of litigating a patent infringement lawsuit with Tilia International, Inc., which was settled in April 2004. The reimbursement is evidenced by a note receivable bearing interest at a rate of 6% per annum and is payable over five years in equal quarterly installments of $200,000, plus interest, starting in December 2004. As the reimbursement is coming from a vendor and the payment thereof is indirectly associated with future purchases from the vendor, the amount to be received has been offset by a related deferred credit to be recognized over the five-year period as a reduction of future product costs.

2. SHAREHOLDERS’ EQUITY

  Earnings Per Share

     Weighted average basic shares for the three-month periods ended September 30, 2004 and 2003 were 24,068,730 and 23,631,586, respectively. Weighted average basic shares for the nine-month periods ended September 30, 2004 and 2003 were 23,935,837 and 23,544,311, respectively. All common stock equivalents of 2,185,718 and 2,138,567 have been excluded from the diluted per share calculations in the three-month and the nine-month periods ended September 30, 2004 because their inclusion would have been anti-dilutive. Included in diluted shares for the three-month and nine-month periods ended September 30, 2003 are common stock equivalents relating to options of 678,441 and 390,096, respectively. Potential common stock equivalents for the three-month and nine-month periods ended September 30, 2003 were options to purchase 320,060 and 1,378,138 shares of common stock, respectively, with exercise prices ranging from $3.63 to $31.69 and $8.51 to $31.69, respectively.

     In October 2004, Applica Incorporated and its U.S. operating subsidiary, Applica Consumer Products, Inc., entered into a new employment agreement with its President and Chief Executive Officer. Upon execution of the agreement, the President and Chief Executive Officer was granted options to purchase 500,000 shares of Applica common stock at a price of $4.16 per share. The options vest over three years and expire in 2009.

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

4. TERMINATION BENEFITS

     In August 2004, David M. Friedson resigned his position as Chairman of the Board and a director of Applica. In connection with his resignation, Applica entered into a separation agreement with Mr. Friedson, pursuant to which Mr. Friedson’s employment agreement was terminated and Applica agreed to pay him $6.5 million over the next year. Mr. Friedson agreed to repay approximately $3.1 million in outstanding loans to

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

Applica on or before June 15, 2005. Applica also agreed to provide Mr. Friedson certain health insurance benefits for a period of 18 months and to extend the exercise period of options to purchase 500,000 shares of the common stock of Applica for an exercise price of $3.625 per share. The options, which would have expired 90 days after the termination of Mr. Friedson’s employment, will now expire in December 2005, which was the original expiration. The extension of the options resulted in compensation expense of approximately $0.1 million. The agreement also contains mutual releases and confidentiality and non-compete provisions.

     Additionally, during the third quarter of 2004, Applica incurred termination costs in connection with certain other employment and consulting agreements and relationships of approximately $2.6 million, including certain officers in Hong-Kong.

     As of September 30, 2004, approximately $0.5 million of the termination benefits were paid. The remaining $8.6 million was included in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2004.

5. SALE OF APPLICA DURABLE MANUFACTURING LIMITED

     In July 2004, Applica sold its Hong Kong based manufacturing subsidiary, Applica Durable Manufacturing Limited (“Applica Durable”) for $28.1 million. The sale primarily allows Applica to outsource the manufacturing of its products in China. The decision to outsource the manufacturing operations did not materially impact the operations and cash flows of Applica, except for certain contract manufacturing operations.

     The assets and liabilities sold as part of the transaction were comprised of the following:

(In thousands)
Accounts receivable	$8,175
Intercompany receivable	30,604
Inventory, net	15,455
Prepaid expenses and other current assets	4,516
Property and equipment, net	17,732

$76,482

Accounts payable and other current liabilities	$36,782
Long-term debt	7,491
Deferred taxes	3,346

$47,619

     For the nine month period ended September 30, 2004, revenues and gross profit from our contract manufacturing operations in China were $14.2 million and $3.5 million, respectively. Revenues and gross profit for the comparable periods in 2003 were $23.1 million and $2.2 million, respectively.

     The sale of the Chinese manufacturing operations resulted in a loss of approximately $0.8 million primarily from the realization of cumulative foreign currency translation adjustments.

6. ASSETS HELD FOR SALE

     In the fourth quarter of 2003, Applica entered into an agreement to sell its executive offices in Miami Lakes, Florida to an unrelated third party for $9.3 million. The sale closed on October 15, 2004 and $5.7 million of the proceeds was used to repay the outstanding mortgage on the property and the remainder was used to pay down Applica’s senior credit facility. The executive offices, including leasehold improvements, are classified as held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheets and were approximately $7.8 million and $8.2 million as of September 30, 2004 and December 31, 2003, respectively. The related mortgage was classified as current maturities of long-term debt in the accompanying consolidated balance sheet and was $5.7 million and $5.8 million as of September 30, 2004 and December 31, 2003, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

     The following is a summary of property, plant and equipment:

		September 30,	December 31,
	Useful Lives	2004	2003
	(Dollars in thousands)
Building	15-50 years	$7,430	$11,455
Building improvements	8-31 years	522	401
Computer equipment	3-5 years	29,747	26,495
Equipment and other	3-8 years	78,241	111,579
Leasehold improvements*	8 years	2,923	11,600
Land and land improvements**	15-31 years	1,069	1,069

Total		119,932	162,599
Less accumulated depreciation		76,680	100,445

		$43,252	$62,154

*	Shorter of remaining term of lease or useful life

**	Only improvements are depreciated

     Applica is undergoing a major upgrade of its information technology infrastructure, including the installation of a new enterprise resource planning system. As of September 30, 2004 and December 31, 2003, approximately $9.3 and $3.4 million, respectively, of capitalized expenditures associated with the information technology upgrade were included in property, plant and equipment as non-operating assets.

8. REPOSITIONING, RECALL AND OTHER CHARGES

     For the nine months ended September 30, 2004, the activity relating to the 2001 accrued repositioning was as follows:

	Amount			Amount
	Accrued at			Accrued at
	Dec. 31,	2004	2004	September
	2003	Write-offs*	Payments	30, 2004
		(In thousands)
Back-office consolidation	$5,553	$(563)	$(1,872)	$3,118

*	Represents a reduction of the amount accrued.

     For the nine months ended September 30, 2003, the activity in the accrued repositioning and other charges was as follows:

	Amount		Amount
	Accrued at		Accrued at
	Dec. 31,	2003	September
	2002	Payments	30, 2003
		(In thousands)
Product recall	$4,763	$(505)	$4,258
Back-office consolidation	5,956	(3,850)	2,106
Shareholder litigation	450	(450)	—

	$11,169	$(4,805)	$6,364

     The amounts accrued in connection with the repositioning and other charges were reflected in accrued expenses in the accompanying consolidated balance sheets.

9. INVESTMENT IN JOINT VENTURE

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

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

     In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which is being held in escrow as of September 30, 2004. Payment of $10.0 million of the amount held in escrow is contingent on the performance of a negotiated matter and no portion thereof has been reflected in the net earnings of Anasazi.

     The funds held in escrow are to be released to the sellers, including Anasazi, at 18 and 24 months from date of closing, subject to any adjustments to the escrowed funds for breaches of representations and warranties or disputes related to the contingent negotiated matter. Management of Anasazi believes that Anasazi is entitled to receive additional amounts with respect to the contingent negotiated matter. Upon agreement with the purchaser of ZonePerfect, or release of the related funds from escrow, Applica expects to record additional earnings of up to $3.7 million.

     In July 2003, the general partner of Anasazi Partners L.P. began the process of dissolving the partnership by distributing the remaining individual investments to the partners, which was completed in June 2004. In the first quarter of 2004, Applica received total cash distributions of $1.2 million in connection with the planned liquidation of Anasazi. The partnership was dissolved in the third quarter of 2004. At September 30, 2004, Applica’s interest in Anasazi represented its share of a portion of the escrow funds, which is in addition to the escrow contingency discussed above and is included in accounts and other receivables in the accompanying consolidated balance sheet.

10. GOODWILL AND INTANGIBLE ASSETS

     As of June 30, 2004, Applica performed its annual fair value assessment of goodwill, with the assistance of an independent third party valuation group, and determined that the implied value of its goodwill was zero, resulting in a non-cash adjustment in the carrying value of goodwill of $62.8 million ($46.4 million after taxes) in the second quarter of 2004. The impairment charge was included as a component of selling, general and administrative expenses in the accompanying statements of operations for the nine-month period ended September 30, 2004.

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

     The fair value of the individual assets is the amount at which an asset could be bought or sold in a current transaction not involving a forced or liquidating sale. The fair value of the individual liabilities is the amount at which a liability could be incurred or settled in a current transaction not involving a forced or liquidating sale.

     In Applica’s process of allocating the fair value to its tangible assets, primarily accounts receivable, inventory and manufacturing property, plant and equipment in Mexico, and identifiable intangible assets (i.e., customer relationships and tradenames) and liabilities, Applica determined that the implied value of goodwill (the residual) was zero.

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

     The components of Applica’s intangible assets subject to amortization are as follows:

		September 30, 2004		December 31, 2003
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization
	(Years)		(In thousands)
Licenses	4.3	$3,000	$(773)	$3,000	$(333)
Contract-Based	6.0	5,988	(3,217)	5,988	(2,509)

		$8,988	$(3,990)	$8,988	$(2,842)

     Amortization expense for intangible assets during the nine months ended September 30, 2004 and 2003 was $1.1 million and $6.4 million, respectively.

     The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2004	$1,555
2005	1,454
2006	1,452
2007	569
2008	261
Thereafter	855

11. PRODUCT WARRANTY OBLIGATIONS

     Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Accrued product warranties as of September 30, 2004 and December 31, 2003 were as follows:

(In thousands)
Balance at December 31, 2003	$6,084
Accrued product warranties	26,511
Reduction	(28,980)

Balance at September 30, 2004	$3,615

12. INCOME TAXES

     Applica’s tax provision is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the three months ended September 30, 2004, Applica had an effective tax rate of 34% before an additional valuation allowance on deferred tax assets. For the nine months ended September 30, 2004, Applica had an effective tax rate of 38% before considering the impact on impairment of goodwill, providing for previously untaxed foreign earnings and an additional valuation allowance on deferred tax assets. The effective tax rate for the three and nine months ended September 30, 2003 was 40%.

     In the second quarter of 2004, Applica changed its position regarding the permanent investment of certain foreign undistributed earnings primarily as a result of its decision to exit its Chinese manufacturing operations. Applica intends to repatriate approximately $85.5 million of these previously untaxed earnings and recorded a related tax expense of $24.0 million in the second quarter of 2004. Additionally, Applica recognized a tax benefit of $16.4 million on its impairment of goodwill.

     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits and length of carryback and carryforward periods.

     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the reviews undertaken at June 30, 2004 and September 30, 2004, Applica concluded that it was appropriate to record valuation allowances of $51.4 million and $3.9 million in the second and third quarters of 2004, respectively. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $10.7 million as of September 30, 2004, primarily from the repatriation of current and previously undistributed foreign earnings.

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

     The income tax provision for the three months ended September 30, 2004 of approximately $0.8 million consists of provisions for Applica’s foreign operations. No net provision or benefit was recorded for the operations in the United States in the three months ended September 30, 2004.

     Income tax provision (benefit) for the nine months ended September 30, 2004 consists of the following (dollars in millions):

	Earnings (Loss)	Tax Provision
	Before Taxes	(Benefit)	Tax Rate
Loss (excluding goodwill impairment)	$(20.1)	$(7.6)	38%
Impairment of goodwill	(62.8)	(16.4)	26%
Previously untaxed foreign earnings of $85.5 million	—	24.0	28%
Valuation allowance	—	55.3

Total	$(82.9)	$55.3

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Nine Months Ended September 30, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Statement of Operations:
Net sales	$—	$383,805	$237,176	$(141,745)	$479,236
Cost of goods sold	—	264,990	214,132	(141,745)	337,377

Gross profit	—	118,815	23,044	—	141,859
Operating expenses	—	127,813	18,916	—	146,729
Termination benefits, repositioning and other charges	—	8,621	753	—	9,374
Impairment of intangible asset	4,414	58,398	—	—	62,812

Operating profit (loss)	(4,414)	(76,017)	3,375	—	(77,056)
Other (income) expense, net	118	6,422	(891)	—	5,649
Loss on early extinguishment of debt	—	187	—	—	187

Earnings (loss) before equity in net earnings and income taxes	(4,532)	(82,626)	4,266	—	(82,892)
Equity in net earnings (loss) of subsidiaries	(133,708)	—	—	133,708	—
Income tax provision	—	53,456	1,892	—	55,348

Net earnings (loss)	$(138,240)	$(136,082)	$2,374	$133,708	$(138,240)

Balance Sheet:
Cash and cash equivalents	$—	$459	$4,648	$—	$5,107
Accounts and other receivables, net	4,197	106,742	25,238	—	136,177
Receivables from affiliates and former officers	(197,415)	(26,090)	94,182	130,877	1,554
Inventories	—	132,252	41,597	—	173,849
Future income tax benefits	—	2,945	(503)	—	2,442
Other current assets	—	12,204	9,462	—	21,666

Total current assets	(193,218)	228,512	174,624	130,877	340,795
Investment in subsidiaries	475,816	104,989	25,510	(606,315)	—
Property, plant and equipment, net	—	17,753	25,499	—	43,252
Long-term future income tax benefits	—	5,833	2,471	—	8,304
Other assets	1,995	20,005	11,387	(26,384)	7,003

Total assets	$284,593	$377,092	$239,491	$(501,822)	$399,354

Accounts payable and accrued expenses	$—	$62,282	$48,346	$—	$110,628
Current maturities of long-term debt	8,653	—	302	—	8,955
Deferred rent	—	665	—	—	665
Current taxes payable	—	396	2,066	—	2,462

Total current liabilities	8,653	63,343	50,714	—	122,710
Long-term debt	173,022	12,865	13,141	(26,006)	173,022
Future income tax liabilities	—	2,369	(2,369)	—	—
Other long-term liabilities	609	704	—	—	1,313

Total liabilities	182,284	79,281	61,486	(26,006)	297,045
Shareholders’ equity	102,309	297,811	178,005	(475,816)	102,309

Total liabilities and shareholders’ equity	$284,593	$377,092	$239,491	$(501,822)	$399,354

Cash Flow Information:
Net cash provided by (used in) operating activities	$(171,542)	$(69,368)	$16,399	$141,367	$(83,144)
Net cash provided by (used in) investing activities	50,604	105,807	35,101	(171,827)	19,685
Net cash provided by (used in) financing activities	119,818	(37,104)	(58,463)	30,460	54,711
Effect of exchange rate changes on cash	1,120	—	—	—	1,120
Cash at beginning	—	1,124	11,611	—	12,735
Cash at end	—	459	4,648	—	5,107

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Nine Months Ended September 30, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Statement of Operations:
Net sales	$—	$341,137	$287,474	$(197,013)	$431,598
Cost of goods sold	—	237,295	265,680	(197,013)	305,962

Gross profit	—	103,842	21,794	—	125,636
Operating expenses	6	115,396	16,838	—	132,240

Operating earnings (loss)	(6)	(11,554)	4,956	—	(6,604)
Other (income) expense, net	(69)	13,268	(2,661)	—	10,538
Loss on early extinguishment of debt	—	1,906	—	—	1,906

Earnings (loss) before equity in net earnings of joint venture and subsidiaries, and income taxes	63	(26,728)	7,617	—	(19,048)
Equity in net earnings of joint venture	55,199	—	—	—	55,199
Equity in net earnings (loss) of subsidiaries	(11,491)	—	—	11,491	—
Income tax provision (benefit)	22,080	(3,666)	(3,954)	—	14,460

Net earnings (loss)	$21,691	$(23,062)	$11,571	$11,491	$21,691

Balance Sheet:
Cash and cash equivalents	$—	$2,861	$4,113	$—	$6,974
Accounts and other receivables, net	—	101,036	32,876	—	133,912
Receivables from affiliates and former officers	(374,165)	37,540	81,828	256,384	1,587
Inventories	—	106,088	44,093	—	150,181
Future income tax benefits	—	14,906	(252)	—	14,654
Other current assets	—	4,532	13,382	—	17,914

Total current assets	(374,165)	266,963	176,040	256,384	325,222
Investments in joint venture	5,038	—	—	—	5,038
Investment in subsidiaries	689,853	113,503	70,430	(873,786)	—
Property, plant and equipment, net	—	16,166	55,149	—	71,315
Long-term future income tax benefits	—	37,850	5,220	—	43,070
Other assets	2,054	109,465	13,919	(44,108)	81,330

Total assets	$322,780	$543,947	$320,758	$(661,510)	$525,975

Accounts payable and accrued expenses	$—	$46,411	$72,019	$—	$118,430
Current maturities of long-term debt	151	—	—	—	151
Deferred rent	—	319	—	—	319
Current taxes payable	—	539	4,074	—	4,613

Total current liabilities	151	47,269	76,093	—	123,513
Long-term debt	155,931	37,914	13,142	(51,056)	155,931
Future income tax liabilities	—	(780)	780	—	—
Other long-term liabilities	1,643	434	—	—	2,077

Total liabilities	157,725	84,837	90,015	(51,056)	281,521
Shareholders’ equity	165,055	459,110	230,743	(610,454)	244,454

Total liabilities and shareholders’ equity	$322,780	$543,947	$320,758	$(661,510)	$525,975

Cash Flow Information:
Net cash provided by (used in) operating activities	$5,567	$(106,259)	$59,078	$35,525	$(6,089)
Net cash provided by (used in) investing activities	56,696	58,687	(51,872)	(21,134)	42,377
Net cash provided by (used in) financing activities	(63,653)	46,824	(7,167)	(14,391)	(38,387)
Effect of exchange rate changes on cash	1,390	—	—	—	1,390
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	$—	$2,861	$4,113	$—	$6,974

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

14. SUBSEQUENT EVENTS

     In the third quarter of 2003, Applica entered into an agreement to sell its executive offices located in Miami Lakes for $9.3 million. The sale closed in October 2004 and resulted in a gain of approximately $1.2 million. The gain will be recorded in the fourth quarter of 2004 as a component of selling, general and administrative expenses. The proceeds from the sale were used to repay the outstanding mortgage on the property and the remainder was used to paydown Applica’s credit facility. On October 4, 2004, Applica moved its executive offices to a leased facility in Miramar, Florida.

     Applica’s management and Board of Directors are evaluating the impact to Applica of the recent enactment of the American Jobs Creation Act of 2004. This law provides for a temporary deduction on reinvested dividends from controlled foreign corporations to the U.S. Repatriation during the fourth quarter of 2004 may result in lower cash taxes as certain dividends are excluded from taxable income.

     In October 2004, Applica extended the trademark license agreement with The Black & Decker Corporation through December 2010. Under the agreement as extended, Applica has agreed to continue to pay The Black & Decker Corporation guaranteed minimum royalty payments of $12.5 million in each year.

     On October 29, 2004, Applica sold the Jerdon hotel and hospitality division. This division was sold because it no longer fit in the long-term strategic plans of Applica. The sale is expected to result in a gain on sale of approximately $3.0 million to $4.0 million. The gain will be recorded in the fourth quarter of 2004.

     Revenues attributable to the Jerdon division for the three-month and nine-month periods ended September 30, 2004 were $2.7 million and $7.8 million, respectively. Revenues for the comparable periods in 2003 were $3.4 million and $8.3 million, respectively. Pre-tax earnings for the three-month and nine-month periods ended September 30, 2004 was $0.4 million and $0.2 million, respectively. Pre-tax earnings for the three-month period ended September 30, 2003 was $0.1 million and the pre-tax loss for the nine-month period ended September 30, 2003 was $0.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three- and nine-month periods ended September 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2003.

General

     Applica is a marketer and distributor of a broad range of branded small electric consumer goods. Applica markets and distributes kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, and its own brand names, such as Windmere®, LitterMaid® and Applica®. Applica’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. Applica operates manufacturing facilities in Mexico.

     In 2003 and 2002, we operated manufacturing facilities in China and Mexico. Approximately 63% and 76% of the products sold by Applica were manufactured in such facilities during 2003 and 2002.

Extension of Black & Decker® Trademark License Agreement

     In October 2004, we extended our trademark license agreement with The Black & Decker Corporation through December 2010. Under the agreement as extended, Applica has agreed to continue to pay The Black & Decker Corporation guaranteed minimum royalty payments of $12.5 million in each year.

Sale of Applica Durable Manufacturing Limited

     Since 2003 Applica has been making changes to combat the margin pressures resulting from the combination of the inflation of raw materials prices and the deflationary pressures from the retail environment. We are focusing on more innovative products with higher margins, we have been rationalizing our manufacturing and sourcing strategy and we are attempting to improve our pricing with our customers. We have previously indicated our desire to shrink our manufacturing base and expand and improve our sourcing competency in order to reduce our risk profile and become more flexible in our ability to react to a rapidly changing global marketplace. As part of this process, in July 2004, Applica sold its Hong Kong based manufacturing subsidiary, Applica Durable Manufacturing Limited (“Applica Durable”), for $28.1 million.

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

     The decision to sell Applica Durable and outsource the manufacturing operations did not materially impact the operations and cash flows of Applica, except for certain contract manufacturing operations. For the nine-month period ended September 30, 2004, revenues and gross profit from our contract manufacturing operations in China were $14.2 million and $3.5 million, respectively. Revenues and gross profit for the comparable periods in 2003 were $23.1 million and $2.2 million, respectively.

     The sale of our Chinese manufacturing operations resulted in a loss of $0.8 million primarily from the realization of cumulative foreign currency translation adjustments associated with the sale. The loss was recorded in the third quarter of 2004.

Sale of Jerdon Hotel and Hospitality Division

     On October 29, 2004, Applica sold its Jerdon hotel and hospitality division. Jerdon was sold because it no longer fit in the long-term strategic plans of Applica. The sale is expected to result in a gain on sale of approximately $3.0 million to $4.0 million. The gain will be recorded in the fourth quarter of 2004.

     Revenues attributable to the Jerdon division for the three-month and nine-month periods ended September 30, 2004 were $2.7 million and $7.8 million, respectively. Revenues for the comparable periods in 2003 were $3.4 million and $8.3 million, respectively. Pre-tax earnings for the three-month and nine-month periods ended September 30, 2004 were $0.4 million and $0.2 million, respectively. Pre-tax earnings for the three-month period ended September 30, 2003 were $0.1 million and the pre-tax loss for the nine-month period ended September 30, 2003 was $0.2 million.

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

     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2003, in evaluating us and our business before making an investment decision regarding our securities:

•	Our business could be adversely affected by complications resulting from the transition of our manufacturing operations in China and our transition from primarily a manufacturer of products to a company that purchases most of its products from third parties.

•	We rely on manufacturing facilities of third parties to manufacture and assemble our products. An extended interruption in the operation of any facility or change in our relationship with a significant supplier could have an adverse impact on our operating results.

•	Our business could be adversely affected by complications resulting from our implementation of the new ERP system or other new computer technologies we install.

•	We depend on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our business.

•	Increases in cost and unavailability of raw materials and components will reduce our profitability.

•	Our business is very sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect our business.

•	Our business could be adversely affected by currency fluctuations in our international operations. Additionally, if the Chinese renminbi and Hong Kong dollar are allowed to float freely, it could result in significant fluctuations in our product costs.

•	Our business involves the potential for product recalls and product liability claims against us.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry could adversely affect our business.

•	We operate a significant portion of our business outside of the United States which subjects us to additional risks.

•	Our business could be adversely affected by changes in trade relations with China.

•	Our business could be adversely affected by retailer inventory management.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so or the start-up costs related to such products could be significant.

•	We are subject to several production-related risks which could jeopardize our ability to realize anticipated sales and profits.

•	The infringement or loss of our proprietary rights could have an adverse effect on our business.

•	Our operating results can be affected by seasonality.

•	We compete with other large companies that produce similar products.

•	Our debt agreements contain covenants that restrict our ability to take certain actions.

•	Government regulations could adversely impact our operations.

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

     We anticipate that sales for the fourth quarter of 2004 will be between $225.0 million and $235.0 million. The increased sales volume in the fourth quarter 2004 compared to 2003 is expected to result from:

•	sales in 2004 of the Home Café™ single-cup brewing system and the Tide™ Buzz™ ultrasonic stain removal system, both of which were co-developed with The Procter & Gamble Company;

•	the continued success of Lids Off™ Jar Openers and the Gizmo™ sub-brand of products; and

•	increases in sales of core Black & Decker® branded products.

     These increases will be partially offset by lower contract manufacturing sales as a result of the sale of our manufacturing operations in China in July 2004.

     We expect gross margins for the fourth quarter to improve as a result of:

•	sales of new products with higher margins; and

•	cost reductions resulting from the movement of the production of certain products from Mexico to third party suppliers in China.

     We believe the improvement in gross margins will be offset by expected higher costs of raw materials, such as copper, steel, aluminum and plastic in our Mexican manufacturing operations. We anticipate that gross margins will be approximately 34% in the fourth quarter of 2004. We are highly dependent on sales of our new products in meeting our expectations for higher sales and margins in the fourth quarter compared to the same period in 2003.

     We expect that selling, general and administrative operating expenses will increase to approximately 26% of sales compared to 24.5% in the same period in 2003. Variable cost categories will increase because of higher sales volume. Additionally, we plan to increase advertising and promotional spending. These expenses will be partially offset by lower amortization expense related to the Black & Decker® tradename.

     We expect depreciation and amortization will be approximately $4.1 million in the fourth quarter of 2004.

     We anticipate that interest expense will be approximately $2.8 million in the fourth quarter of 2004.

     We sold our executive office building in October 2004. The sale resulted in a gain of approximately $1.2 million. The gain will be recorded in the fourth quarter 2004.

     Capital expenditures in the fourth quarter of 2004 are planned to be approximately $5.3 million, driven by new products and our information technology initiative.

     We continue to rationalize our Mexican manufacturing operations. As part of such rationalization, we plan to sell the building housing our factory in Queretaro, Mexico, which we expect will result in a gain over the current book value. Additionally, we continue to reduce our Mexican manufacturing capacity to reflect only the volume needed for the Mexican marketplace. We believe the financial impact of the sale of the building and the planned downsizing of the operations will offset. We expect these events to occur within the next 12 to 15 months, however, not necessarily in the same quarter.

     We sold our Jerdon hotel and hospitality division in October 2004. We believe the sale will result in a gain on sale of approximately $3.0 to $4.0 million.

     We are still evaluating the impact to Applica from the recent enactment of the American Jobs Creation Act of 2004. This law provides for a temporary deduction on reinvested dividends from controlled foreign corporations to the U.S. Repatriation during the fourth quarter of 2004 may result in lower cash taxes as certain dividends are excluded from taxable income.

     Earnings per diluted share in the fourth quarter of 2004, excluding (a) the rationalization in Mexico, (b) the expected gain on the sale of Jerdon and (c) the impact of the American Job Creation Act, is expected to be between $0.40 and $0.50.

Results of Operations

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

     Net Sales. Sales for Applica increased by $14.2 million to $187.8 million, an increase of 8.2% over the third quarter of 2003. The increase was largely the result of growth in sales of core Black & Decker® branded products and sales of several new products. For the third quarter of 2004:

•	sales of Black & Decker® branded products increased $25.0 million to $141.4 million; and

•	total sales of Littermaid® and Belson® (personal care) branded products increased $3.9 million to $26.5 million.

     These increases were partially offset by:

•	decreases in sales of Windmere, Weitech (pest control) and other branded products of $7.3 million to $18.6 million; and

•	decreases in contract manufacturing sales of $7.4 million to $1.2 million.

     Starting in the second quarter of 2004, the majority of the pest products were marketed under the Black & Decker® brand name.

     We expect sales of Black & Decker® branded products to continue to increase for the remainder of 2004 as the result of sales of several new products, including the Home Café™ single-cup brewing system and the Tide™ Buzz™ ultrasonic stain removal system (both of which were co-developed with The Procter & Gamble Company) and the continued success of Lids Off™ Jar Openers. Additionally, we expect increased sales of recently introduced new items under the Gizmo™ sub brand.

     Gross Profit. Applica’s gross profit margin increased to 29.8% for the three months ended September 30, 2004 as compared to 29.1% for the same period in 2003. The gross profit margin increase was primarily attributed to:

•	sales of new products with higher margins; and

•	the movement of production of core products from our manufacturing facility in Mexico to third parties in China.

     The increase was partially offset by higher raw material costs in our Mexican manufacturing operations.

     We have experienced significant increases in prices for raw materials, including plastic, steel, aluminum and copper in our Mexican manufacturing operations, as well as in inbound freight costs in the third quarter of 2004. We expect these trends to continue in the fourth quarter of 2004 and to continue to adversely impact gross profit margins.

     Selling, General and Administrative Expenses.

            Operating Expenses. Operating expenses decreased slightly for the three months ended September 30, 2004 to $52.8 million compared to $53.4 million in 2003. As a percentage of sales, operating expenses decreased to 28.1% in the third quarter of 2004 compared to 30.8% in the 2003 period primarily as the result of higher sales volume in 2004 leveraging fixed costs. In addition, the following factors contributed to the decrease in operating expenses in the third quarter of 2004 compared to 2003:

•	lower amortization of intangible assets of $1.9 million related to the write-off of the unamortized book value of an intangible asset related to the Black & Decker® tradename in the fourth quarter of 2003;

•	lower legal fees of $2.2 million as a litigation matter was settled in April 2004;

•	lower advertising and promotional expenses of $1.3 million; and

•	lower bad debt expense of $0.9 million.

     These decreases in operating expenses as a percentage of sales were partially offset by:

•	increases of $3.7 million in freight and distribution expenses; and

•	increases of $2.6 million in royalty expenses, primarily related to the Black & Decker® trademark.

     Management expects variable cost categories will continue to increase because of higher sales volume in the fourth quarter of 2004. Additionally, we plan to increase advertising and promotional spending in the fourth quarter.

            Termination Benefits. In the third quarter of 2004, we incurred termination costs of approximately $9.2 million related to the resignation of Applica’s Chairman of the Board and certain other employment and consulting agreements and relationships.

            Loss on Sale of Subsidiary. In the third quarter of 2004, we sold Applica Durable Manufacturing Limited, our Hong Kong based manufacturing operations, and recorded a loss on the sale of approximately $0.8 million, primarily from the realization of cumulative foreign currency translation adjustments.

     Vendor Consideration. Applica’s supplier of vacuum packaging products has agreed to reimburse us $4.0 million for a portion of the costs of litigating a patent infringement matter with Tilia International, Inc. The reimbursement is evidenced by a note receivable bearing interest at 6% per annum and is payable over five years in equal quarterly installments of $200,000, plus interest. As the reimbursement is coming from a vendor and the payment thereof is indirectly associated with future purchases from the vendor, the amount to be received has been offset by a related deferred credit to be recognized over the five-year period as a reduction of future product costs.

     Interest Expense. Interest expense decreased by $1.2 million, or 34.4%, to $2.4 million for the three months ended September 30, 2004, as compared to $3.6 million for the third quarter of 2003, as the result of lower debt levels.

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

     In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which was being held in escrow as of September 30, 2004. Payment of $10.0 million of the amount held in escrow is contingent on the performance of a negotiated matter and no portion thereof has been reflected in the net earnings of Anasazi. At September 30, 2004, Applica’s interest in Anasazi represented its share of a portion of the escrow funds, which is in addition to the escrow contingency discussed above.

     The funds held in escrow are to be released to the sellers, including Anasazi, at 18 and 24 months from date of closing, subject to any adjustments to the escrowed funds for breaches of representations and warranties and disputes related to the contingent consideration. Management of Anasazi believes that Anasazi is entitled to receive additional amounts with respect to the contingent negotiated matter. Upon agreement with the purchaser of ZonePerfect, or release of the related funds from escrow, Applica expects to record additional earnings of up to approximately $3.7 million.

     In July 2003, the general partner of Anasazi Partners L.P. began the process of dissolving the partnership by distributing the remaining individual investments to the partners, which was completed in June 2004. In the first quarter of 2004, Applica received total cash distributions of $1.2 million in connection with the planned liquidation of Anasazi. The partnership was dissolved in the third quarter of 2004.

     Taxes. Applica’s tax provision is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the third quarter of 2004, Applica had an effective tax rate of 34% before an additional valuation allowance on deferred tax assets. The effective tax rate for the third quarter of 2003 was 40%.

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

     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at September 30, 2004, Applica concluded that it was appropriate to record an additional valuation allowance of $3.9 million in the third quarter. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $10.7 million as of September 30, 2004, primarily from the repatriation of current and previously undistributed foreign earnings.

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

     Income tax provision (benefit) consists of the following (dollars in millions):

	Earnings (Loss)	Tax Provision
	Before Taxes	(Benefit)	Tax Rate
Loss	$(9.2)	$(3.1)	34%
Valuation allowance	—	3.9

Total	$(9.2)	$0.8

     Earnings Per Share. Weighted average basic shares for the three-month periods ended September 30, 2004 and 2003 were 24,068,730 and 23,631,586, respectively. All common stock equivalents have been excluded from the diluted per share calculations in the three-month period ended September 30, 2004 because their inclusion would have been anti-dilutive. Included in diluted shares for the three-month period ended September 30, 2003 are common stock equivalents relating to options of 678,441.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

     Net Sales. Sales for Applica increased by $47.6 million to $479.2 million, an increase of 11.0% over the comparable period in 2003. The increase was largely the result of growth in sales of Black & Decker® branded products and sales of several new products. For the first nine months of 2004:

•	sales of Black & Decker® branded products increased $72.3 million to $351.0 million; and

•	total sales of Littermaid and Belson® (personal care) branded products increased $9.1 million to $66.5 million.

     These increases were partially offset by:

•	decreases in sales of Windmere, Weitech (pest control) and other branded products of $25.6 million to $46.2 million; and

•	decreases in contract manufacturing sales of $8.3 million to $15.5 million.

     Starting in the second quarter of 2004, the majority of our pest products were marketed under the Black & Decker® brand name.

     We expect sales of Black & Decker® branded products to continue to increase for the remainder of 2004 as the result of sales of several new products, including the Home Café™ single-cup brewing system and the Tide™ Buzz™ ultrasonic stain removal system, both of which were co-developed with The Procter & Gamble Company and the continued success of Lids Off™ Jar Openers. Additionally, we introduced new items under the Gizmo™ sub brand.

     Gross Profit. Applica’s gross profit margin increased slightly to 29.6% for the first nine months of 2004 as compared to 29.1% for the same period in 2003. The gross profit margin increase is primarily attributed to:

•	sales of new products with higher margins;

•	the movement of production of core products from our manufacturing facility in Mexico to third parties in China; and

•	lower unabsorbed costs at our manufacturing facilities, primarily in the first half of 2004, due to higher production levels compared to the same period in 2003.

     The increase in margins was partially offset by:

•	manufacturing retrenchment costs, which relate to expenses that did not qualify for accrual at December 31, 2003;

•	higher inbound freight costs, higher raw material costs; and

•	start-up costs related to the Home Café™ single-cup brewing system.

     We continue to experience significant increases in prices for raw materials, including plastic, steel, aluminum and copper in our Mexican manufacturing operations, as well as in inbound freight costs. We expect this trend to continue for the remainder of 2004 and to continue to adversely impact gross profit margins.

     Selling, General and Administrative Expenses.

            Operating Expenses. Operating expenses increased $14.5 million, or 11.0%, for the first nine months of 2004 to $146.7 million as compared to the comparable period in 2003. These expenses remained flat as a percentage of sales at 30.6% in 2004 compared to the 2003 period. The increase in operating expenses is primarily the result of:

•	increases of $9.7 million in freight and distribution expenses;

•	increases of $7.5 million in royalty expenses, primarily Black & Decker®; and

•	increases of $2.9 million in advertising and promotions.

     The increase in freight and distribution expenses was primarily the result of late product deliveries from our factories and suppliers, predominantly in the second quarter of 2004 that resulted in the need to expedite orders directly to our customers nationwide at a significant premium. Additionally, increases in volume and fuel costs contributed to the increase.

     These increases in operating expenses were partially offset by lower amortization of intangible assets of $5.3 million, primarily related to the write-off of the unamortized book value of an intangible asset related to the Black & Decker® tradename in the fourth quarter of 2003.

     Management expects variable cost categories will increase because of higher sales volume in the fourth quarter of 2004. Additionally, we plan to increase advertising and promotional spending in the fourth quarter.

            Termination Benefits. In the third quarter of 2004, we incurred termination costs of approximately $9.2 million related to the resignation of Applica’s Chairman of the Board and certain other employment and consulting agreements and relationships.

            Loss on Sale of Subsidiary. In the third quarter of 2004, we sold Applica Durable Manufacturing Limited, our Hong Kong based manufacturing operations, and recorded a loss on the sale of approximately $0.8 million, primarily from the realization of cumulative foreign currency translation adjustments.

            Repositioning and Other Charges. In the first quarter of 2004, we settled an outstanding litigation matter for $125,000 and reversed the remaining accrual of $563,000 related to such litigation.

            Impairment of Goodwill. As of June 30, 2004, we performed our annual fair value assessment of goodwill, with the assistance of an independent third party valuation group, and determined that the implied value of Applica’s goodwill was zero, resulting in a non-cash adjustment in the carrying value of goodwill of $62.8 million ($46.4 million after taxes). The impairment charge was included as a component of selling, general and administrative expenses in the consolidated statement of operations for the first nine months of 2004.

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

     The fair value of the individual assets is the amount at which an asset could be bought or sold in a current transaction not involving a forced or liquidating sale. The fair value of the individual liabilities is the amount at which a liability could be incurred or settled in a current transaction not involving a forced or liquidating sale.

     In our process of allocating the fair value to Applica’s tangible assets, primarily accounts receivable, inventory and manufacturing property, plant and equipment in Mexico, and identifiable intangible assets (i.e., customer relationships and tradenames) and liabilities, we determined that the implied value of goodwill (the residual) was zero.

     Interest Expense. Interest expense decreased by $4.7 million, or 41.2%, to $6.7 million for the first nine months of 2004, as compared to $11.4 million for the comparable period in 2003, as the result of lower debt levels.

     Loss On Early Extinguishment of Debt. In February 2004, Applica redeemed $4.25 million of its 10% Senior Subordinated Notes due 2008. The notes were redeemed at prices between 103.25% and 103.33% of the principal amount, plus accrued interest. The cost of the redemption included $187,000 in prepayment premiums and the pro-rata write-off of deferred financing costs related to the redemption. In July 2003, Applica redeemed $30 million of the notes. The notes were redeemed at 105% of the principal amount, plus accrued interest. The cost of the 2003 redemption included $1.5 million in prepayment premiums and the pro-rata write-off off of $406,000 of deferred financing costs.

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

     In July 2003, ZonePerfect was sold for approximately $160.0 million in cash, $20.0 million of which was being held in escrow as of September 30, 2004. Payment of $10.0 million of the amount held in escrow is contingent on the performance of a negotiated matter and no portion thereof has been reflected in the net earnings of Anasazi. At September 30, 2004, Applica’s interest in Anasazi represented its share of a portion of the escrow funds, which is in addition to the escrow contingency discussed above.

     The funds held in escrow are to be released to the sellers, including Anasazi, at 18 and 24 months from date of closing, subject to any adjustments to the escrowed funds for breaches of representations and warranties or disputes related to the contingent negotiated matter. Management of Anasazi believes that Anasazi is entitled to receive additional amounts with respect to the contingent negotiated matter. Upon agreement with the purchaser of ZonePerfect, or release of the related funds from escrow, Applica expects to record additional earnings of up to $3.7 million.

     In July 2003, the general partner of Anasazi Partners L.P. began the process of dissolving the partnership by distributing the remaining individual investments to the partners, which was completed in June 2004. In the first quarter of 2004, Applica received total cash distributions of $1.2 million in connection with the planned liquidation of Anasazi. The partnership was dissolved in the third quarter of 2004.

     Vendor Consideration. Applica’s supplier of vacuum packaging products has agreed to reimburse us $4.0 million for a portion of the costs of litigating a patent infringement matter with Tilia International, Inc. The reimbursement is evidenced by a note receivable bearing interest at a rate of 6% per annum and is payable over five years in equal quarterly installments of $200,000, plus interest. As the reimbursement is coming from a vendor and the payment thereof is indirectly associated with future purchases from the vendor, the amount to be received has been offset by a related deferred credit to be recognized over the five-year period as a reduction of future product costs.

     Taxes. Applica’s tax provision is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the first nine months of 2004, Applica had an effective tax rate of 38% before considering the impact on impairment of goodwill, providing for previously untaxed foreign earnings, and additional valuation allowances on deferred tax assets. The effective tax rate for the first nine months of 2003 was 40%.

     In the second quarter of 2004, Applica changed its position regarding the permanent investment of certain foreign undistributed earnings primarily as a result of its decision to exit its Chinese manufacturing operations. Applica intends to repatriate approximately $85.5 million of these previously untaxed earnings and recorded a related tax expense of $24.0 million in the second quarter. Additionally, Applica recognized a tax benefit of $16.4 million on its impairment of goodwill.

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

     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at September 30, 2004, Applica concluded that it was appropriate to record additional valuation allowances of $51.4 million and $3.9 million in the second and third quarters of 2004, respectively. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $10.7 million as of September 30, 2004, primarily from the repatriation of current and previously undistributed foreign earnings.

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

     Income tax provision (benefit) consists of the following (dollars in millions):

	Earnings (Loss)	Tax Provision
	Before Taxes	(Benefit)	Tax Rate
Loss (excluding goodwill impairment)	$(20.1)	$(7.6)	38%
Impairment of goodwill	(62.8)	(16.4)	26%
Previously untaxed foreign earnings of $85.5 million	—	24.0	28%
Valuation allowance	—	55.3

Total	$(82.9)	$55.3

     Earnings Per Share. Weighted average basic shares for the first nine months of 2004 and 2003 were 23,935,873 and 23,544,311, respectively. Included in diluted shares for the nine-month period ended September 30, 2003 were common stock equivalents relating to options of 390,096. All common stock equivalents have been excluded from the diluted per share calculations in the nine-month period ended September 30, 2004 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the nine-month period ended September 30, 2004 and 2003 were options to purchase 2,138,567 and 1,378,138 shares of common stock, respectively, with exercise prices ranging from $3.63 to $31.69 and $8.51 to $31.69, respectively.

Liquidity and Capital Resources

Liquidity

     Applica’s financial condition and liquidity remained adequate as of September 30, 2004. Cash and cash equivalents were approximately $5.1 million and $7.0 million at September 30, 2004 and September 30, 2003, respectively. Any excess cash in the United States is typically used to pay down Applica’s borrowings under its domestic credit facility on the next business day.

     Operating Activities. Net cash used in operating activities was $83.1 million for the nine months ended September 30, 2004, as compared to net cash used of $6.1 million in the comparable period in 2003. The cash used in the first nine months of 2004 is primarily the result of increases in inventory.

     Investing Activities. For the nine months ended September 30, 2004, investing activities provided cash of $19.7 million, compared to cash provided of $42.4 million in the 2003 period. Cash provided by investing activities in the first nine months of 2004 was primarily due to proceeds from the sale of Applica Durable of $28.1 million and cash proceeds of $1.2 million received from Anasazi Partners L.P., a 50% joint venture, partially offset by capital expenditures of $9.7 million.

     Applica makes capital expenditures primarily for new product development and maintenance of its manufacturing facilities. In addition, Applica is undergoing a major upgrade of its information technology infrastructure, including the installation of a new enterprise resource planning system. Capital expenditures for the fourth quarter of 2004 are expected to be approximately $5.3 million. We plan to fund our capital expenditures from cash flow from operations and, if necessary, borrowings under our credit facilities.

     Financing Activities. Net cash provided by financing activities was $54.7 million for the nine months period ended September 30, 2004, compared to cash used of $38.4 million in the 2003 period. The cash provided by financing activities reflects the proceeds from borrowings of $56.9 million under our credit facility and exercise of stock options of $2.2 million, offset by redemption of $4.25 million of our 10% notes at a redemption price of $4.4 million.

     We expect to continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest and to service debt.

     Management continues to review its opportunities to repurchase additional 10% notes depending on several factors, including availability under Applica’s credit facility, the market price of the 10% notes and projected cash flow.

Capital Resources

     Applica’s primary sources of short-term capital are its cash flow from operations and borrowings under its credit facilities. Applica’s current domestic credit facility is a $205 million asset-based senior secured revolving credit facility maturing December 28, 2005. As of November 4, 2004, Applica was borrowing approximately $101.6 million under the facility and had approximately $56.6 million available for future cash borrowings, based on Applica’s collateral value. Pursuant to the provisions of the credit facilities, Applica is prohibited from having availability of less than $20 million. Advances under the facility are primarily based upon percentages of outstanding eligible accounts receivable and inventories. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit, with approximately $1.5 million outstanding under the limit as of November 4, 2004.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s leverage ratio and set at 2.25% at September 30, 2004 and 2.25% at November 4, 2004), which was 4.18% at September 30, 2004 and 4.3% at November 4, 2004; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s leverage ratio and was zero percent at September 30, 2004 and November 4, 2004), which was 4.75% at September 30, 2004 and at November 4, 2004.

     Management expects its borrowing margins to increase to 2.5% for the remainder of 2004.

     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based on Applica’s leverage ratio and was zero percent at September 30, 2004 and at November 4, 2004), which was 4.75% at September 30, 2004 and at November 4, 2004.

     Applica is in the process of negotiating an amendment to its existing credit facility to extend the maturity date to 2009 and reduce the facility to $175 million.

     Certain of Applica’s foreign subsidiaries have approximately $1.3 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property and a guarantee by the parent company, Applica Incorporated. As of September 30, 2004, there was $0.3 million outstanding under the working capital lines and zero outstanding under the letter of credit lines. As of November 4, 2004, there was $1.2 million outstanding under the working capital lines and zero under the letter of credit lines.

     In addition, Applica has senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and maturing on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, at various redemption prices. During 2003, we repurchased $65.0 million of these notes. In February 2004, we repurchased an additional $4.25 million of 10% notes. As of September 30, 2004, the outstanding principal balance was $60.8 million.

     In 2002, Applica entered into credit approved receivables purchasing agreements with CIT Group/ Commercial Services, Inc. The agreements allow Applica to transfer to CIT, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. These arrangements are strictly for the purpose of insuring selected receivables. At September 30, 2004 and 2003, $17.4 million and $19.2 million, respectively, of accounts receivable were insured under this arrangement. The agreement expires on December 31, 2004 and Applica is in the process of negotiating a new credit insurance agreement.

     In April 2002, Applica Consumer Products, Inc. entered into a five-year $6.0 million mortgage loan on Applica’s executive offices located in Miami Lakes, Florida. The loan was secured by a mortgage on the property and the building located thereon. In the fourth quarter of 2003, Applica entered into an agreement to sell its executive offices located in Miami Lakes for $9.3 million, resulting in an estimated gain of approximately $1.2 million. The sale closed in October 2004. Approximately $5.7 million of proceeds was used to repay the outstanding mortgage on the property and the remainder was used to paydown our credit facility. In March 2004, Applica entered into a ten-year operating lease for new corporate office space in South Florida. The lease contains provisions for annual rental escalations of 2% beginning in October 2005.

     At September 30, 2004, debt as a percent of total capitalization increased to 64.2%, as compared to 39.3% at September 30, 2003, primarily as the result of the impact on total shareholders’ equity of the impairment of goodwill and the valuation allowance on deferred tax assets, offset by a decrease of $41.6 million in debt year-over-year.

     Applica’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, and marketing expenses will depend on its future performance. Based upon the current level of operations and anticipated margin improvements and revenue growth, we believe that cash flow from operations and available cash, together with available borrowings under ours credit facility and other facilities, will be adequate to meet our future liquidity needs for the next several years. However, business may not generate sufficient cash flow from operations, our anticipated revenue growth and operating improvements may not be realized and future borrowings may not be available under the credit facility in an amount sufficient to enable us to service our indebtedness, including the outstanding 10% notes, or to fund our other liquidity needs. In addition, we may not be able to effect any needed refinancing on commercially reasonable terms or at all.

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

     Income Taxes. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. At September 30, 2004 and 2003, Applica had deferred tax assets in excess of deferred tax liabilities of $73.4 million and $67.9 million, respectively. Applica determined that it was more likely than not that $10.7 million and $57.7 million of such assets will be realized, resulting in a valuation allowance of $62.7 million and $10.2 million as of September 30, 2004 and 2003, respectively. Applica evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.

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

     Outstanding as of September 30, 2004 were interest rate management contracts on approximately $80.0 million notional principal amount with a fair value of approximately $0.4 million. The market value represents the amount Applica would receive upon exiting the contracts at September 30, 2004 and was determined based on quotes obtained from Applica’s financial institutions. The market value related to the fair value of interest rate risk management contract is included as prepaid asset and an increase the bonds. The market value related to the cash flow interest rate risk management contracts is included as an offset to prepaid asset and other comprehensive income. Applica does not intend to exit these contracts at this time.

     Significant interest rate risk management instruments held by Applica as of September 30, 2004 included pay-fixed and pay-floating swaps. The pay-fixed swaps effectively convert floating rate obligations to fixed-rate instruments. The pay-floating swap effectively converts medium term fixed-rate obligations to LIBOR-rate indexed variable-rate instruments. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. For the period ending September 30, 2004, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

     The impact of interest rate risk management activities on pre-tax income during the quarter ended September 30, 2004 was not material.

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

     Outstanding as of September 30, 2004 were $19.8 million notional of contracts to purchase and/or sell foreign currency forward with a negative fair market value of approximately $0.9 million. The market value represents the amount Applica would pay upon exiting the contracts at September 30, 2004 and was determined based on quotes obtained from Applica’s financial institutions. This amount is included in long-term liabilities and other comprehensive income as of September 30, 2004. Applica does not intend to exit these contracts at this time.

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

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Applica has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, such officers have concluded that, as of September 30, 2004, Applica’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by Applica in such reports is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

     These potential issues have been discussed in detail among management, the Audit Committee and Grant Thornton LLP, our independent accountants. Management has assigned the highest priority to completion of the resolution of these matters. As part of our ongoing efforts, many of our procedures have already been formalized and documented. Additionally, we are addressing IT access issues and have formalized and enhanced a number of our mitigating controls.

     We are continuing to devote significant resources, both internal and external, to update, formalize and standardize our internal controls. We are in the process of implementing a new enterprise resource planning system that includes financial applications. As a result of the steps we have taken and will continue to take to improve our systems and controls, changes in internal controls were undertaken in the first nine months of 2004 and will be ongoing throughout the remainder of the year. Despite the issues identified above, management believes that our financial statements and related disclosures as filed to date present fairly, in all material respects, our financial condition and results of operations for the respective periods.

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

PART II. OTHER INFORMATION

Item 5. Other Information

     Applica entered into a termination and release agreement with Belvin Friedson on November 1, 2004. Pursuant to such agreement, Mr. Friedson’s consulting agreement was terminated and Applica agreed to pay him $900,000 in three installments over the next five months.

     Lai Kin, a director of Applica Incorporated since 1989, resigned effective October 25, 2004. In connection with his resignation, Applica entered into a termination and release agreement with Mr. Lai on November 1, 2004. Pursuant to such agreement, Mr. Lai’s consulting agreement was terminated and Applica agreed to pay him $781,000 over the next 18 months.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Termination and Release Agreement dated November 1, 2004 between Applica Incorporated and Belvin Freidson

10.2	Termination and Release Agreement dated November 1, 2004 between Applica Incorporated, Durable Manufacturing Limited and Lai Kin

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K:

Form 8-K dated August 27, 2004 reporting under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” that David M. Friedson resigned his positions as Chairman of the Board and a director of Applica and that Applica and Mr. Friedson entered into a severance agreement.

Form 8-K dated September 28, 2004 reporting under “Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” that Ware H. Grove was appointed a director of Applica. Mr. Grove was also appointed to serve on the Audit Committee as its financial expert.

Form 8-K dated October 4, 2004 reporting under “8.01 Other Events” that Applica issued a press release announcing that it had extended its trademark license agreement with The Black & Decker Corporation through December 2010.

Form 8-K dated October 12, 2004 reporting under “Item 1.01. Entry into a Material Definitive Agreement” that Applica entered into a new employment agreement with Harry D. Schulman, the President and Chief Executive Officer.

Form 8-K dated November 4, 2004 reporting under “Item 2.02 Results of Operations and Financial Condition” that Applica issued a press release describing its results of operations for the quarter ended September 30, 2004 and attaching such press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)
November 8, 2004	By:	/s/ Harry D. Schulman
Harry D. Schulman
President and Chief Executive Officer

November 8, 2004	By:	/s/ Terry L. Polistina
Terry L. Polistina
Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)