Form 10-Q/A
period 2004-09-30
APPLICA INC
filed 2004-11-12
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A NO. 1

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

SEPARATION AGREEMENT
SECTION 302 CHIEF EXECUTIVE OFFICER CERTIFICATION
SECTION 302 CHIEF FINANCIAL OFFICER CERTIFICATION
SECTION 906 CHIEF EXECUTIVE OFFICER CERTIFICATION
SECTION 906 CHIEF FINANCIAL OFFICER CERTIFICATION

APPLICA INCORPORATED

INDEX

Page
PART II. OTHER INFORMATION	3
Item 6. Exhibits and Reports on Form 8-K.	3

2

PART I. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Termination and Release Agreement dated November 1, 2004 between Applica Incorporated and Belvin Freidson (Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.2	Termination and Release Agreement dated November 1, 2004 between Applica Incorporated, Durable Manufacturing Limited and Lai Kin (Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.3	Separation Agreement dated August 26, 2004 between Applica Incorporated and David M. Friedson

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K:

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

3

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)
November 11, 2004	By:	/s/ Harry D. Schulman
Harry D. Schulman
President and Chief Executive Officer

November 11, 2004	By:	/s/ Terry L. Polistina
Terry L. Polistina
Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

4