Form 10-K/A
period 2003-12-31
APPLICA INC
filed 2005-03-16
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10177

APPLICA INCORPORATED

(Exact name of Registrant as specified in its charter)

Florida	59-1028301

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3633 Flamingo Road, Miramar, Florida	33027

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 883-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.10 par value	New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

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

EXPLANATORY NOTE

     Applica Incorporated (“Applica”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, originally filed March 15, 2004, in order to comply with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” (“EITF 95-22”). This amendment to the original Form 10-K amends and restates the original Form 10-K, but does not reflect events occurring after the original filing of the Form 10-K. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. Additionally, Applica is revising its Business Segment and Geographic Area Information footnote to present three reportable segments: Household Products, Professional Personal Care Products and Manufacturing, as the result of comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of Applica’s filings. Based on the fact that Applica was in the process of filing an amendment to its Form 10-K for 2003, Applica decided to present the segment disclosure footnote in its amended 10-K for 2003. This Form 10-K/A contains no changes to the Consolidated Statements of Operations, Stockholders’ Equity, or Cash Flows as previously reported, although this Form 10-K/A does include changes in the Consolidated Balance Sheets and the additional disclosures as described below:

     Part II—Item 6. Selected Financial Information — Balance Sheet Data:

•	a decrease in working capital in the amounts of $62.7 million at December 31, 2003; $55.1 million at December 31, 2002; and $90.7 million at December 31, 2001;

•	a decrease in long-term debt and other liabilities at each of such dates in an equivalent amount; and

•	a decrease in the current ratio from 2.7 to 1.7 at December 31, 2003, from 2.8 to 1.8 at December 31, 2002, and from 3.0 to 1.7 at December 31, 2001.

     Part II—Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations — Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 – Net Sales – Revised disclosure to include discussion of sales by reportable segments: Household Products, Professional Personal Care and Manufacturing.

     Part II—Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Capital Resources — Added disclosure concerning the reclassification of Applica’s revolving credit facility pursuant to EITF 95-22.

     Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Added disclosure concerning the reclassification of Applica’s revolving credit facility pursuant to EITF 95-22.

     Part II—Item 8. Consolidated Financial Statements — Consolidated Balance Sheets — Liabilities and Stockholders’ Equity — Total current liabilities and long-term debt, less current maturities at December 31, 2003 and 2002 have been restated from amounts originally reported as follows (note: caption “Short-term debt” was added):

Liabilities and Shareholders’ Equity

	December 31, 2003		December 31, 2002
		Originally		Originally
	Restated	Reported	Restated	Reported
	(In thousands)
Current Liabilities:
Accounts payable	$39,273	$39,273	$31,446	$31,446
Accrued expenses	61,362	61,362	74,686	74,686
Short-term debt	62,703	—	55,070	—
Current maturities of long-term debt	151	151	144	144
Current taxes payable	2,172	2,172	518	518
Deferred rent	301	301	372	372

Total current liabilities	165,962	103,259	162,236	107,166
Other Long-Term Liabilities	1,327	1,327	1,533	1,533
Long-Term Debt, Less Current Maturities	73,934	136,637	138,768	193,838

     Part II—Item 8. Consolidated Financial Statements — Notes to Consolidated Financial Statement —Note G – Short-Term Debt — Added footnote disclosure to reflect the borrowings under the credit facility of $62.7 million at December 31, 2003 and $55.1 million at December 31, 2002, respectively, as current liabilities in accordance with EITF 95-22.

EXPLANATORY NOTE (continued)

     Part II—Item 8. Consolidated Financial Statements — Notes to Consolidated Financial Statement —Note H – Long-Term Debt — Reflected a decrease of $62.7 million at December 31, 2003 and $55.1 million at December 31, 2002, respectively, as the result of the reclass to current liabilities the borrowings under the credit facility in accordance in accordance with EITF 95-22.

     Part II—Item 8. Consolidated Financial Statements — Notes to Consolidated Financial Statement —Note M – Business Segment and Geographic Area Information—Added disclosure regarding presentation of three reportable segment: Household Products, Professional Personal Care Products and Manufacturing.

     Part II—Item 8. Consolidated Financial Statements — Notes to Consolidated Financial Statement — NOTE Q – Condensed Consolidating Financial Information — Reflected the reclassification between long-term debt and short-term debt in accordance with EITF 95-22 (note: caption “Short-term debt” was added).

     Part II – Item 9A – Controls and Procedures — Added disclosure regarding the existence of a significant deficiency in internal control over financial reporting as of December 31, 2003 related to the presentation on its balance sheet of the borrowings under its credit facility and determination that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because Applica corrected its presentation of long-term and short-term debt in the fourth quarter of 2004, Applica believes that it corrected this significant deficiency.

     Part II – Item 9A – Limitations on the Effectiveness of Controls — Added a statement that the disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

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

	2003		2002		2001		2000		1999
	(Dollars in thousands, except per share data)
Statement of Operations:
Net sales	$640,639		$727,356		$727,044		$748,751		$718,309
Equity in net earnings (loss) of joint ventures	$55,570	(1)	$(1,498)		$(128)		$(777)		$(12,894)
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	$25,370	(1)	$9,878		$(24,292)		$(22,758)		$21,020
Income tax expense (benefit)	$10,147		$4,826		$4,146		$(1,542)		$4,177
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	—		$(78,829)		—		—		—
Effective tax rate	40.0%		48.9%		(17.1)%		6.8%		19.9%
Net earnings (loss)	$15,223	(2)(3)	$(73,777	)(3)	$(28,438	)(4)	$(21,216	)(5)	$16,843	(6)

Balance Sheet:
Working capital (as restated)	$115,767		$137,706		$137,415		$276,981		$263,315

Current ratio (as restated)	1.7		1.8		1.7		3.3		3.1
Property, plant and equipment, net	$70,389		$76,963		$82,337		$78,200		$75,983
Total assets	$478,836		$521,665		$633,684		$707,935		$714,310
Long-term debt and other long term liabilities (as restated)	$75,261		$140,301		$135,017		$260,147		$243,807
Shareholders’ equity	$237,613		$219,128		$293,939		$324,474		$343,397

Per Share Data:
Earnings (loss) per common share – basic	$0.65	(1)(2)	($3.15	)(3)	$(1.23	)(4)	$(0.92	)(5)	$0.75	(6)
Earnings (loss) per common share – diluted	$0.63	(1)(2)	($3.10	)(3)	$(1.23	)(4)	$(0.92	)(5)	$0.72	(6)
Cash dividends paid	—		—		—		—		—
Book value at year end	$10.03		$9.33		$12.61		$14.06		$15.17
Return on average equity	6.70%		(28.8)%		(9.2)%		(6.4)%		5.1%

(1)	During 2003, Applica recorded equity in net earnings of its joint venture in which Applica owns a 50% interest of $55.6 million ($33.4 million, net of tax).

(2)	Also during 2003, Applica recorded:

•	an impairment charge of $7.2 million ($4.3 million, net of tax) in connection with an intangible asset related to the Black & Decker® trademark;

•	expenses of $6.9 million ($4.1 million, net of tax) related to the retrenchment of the Mexican and Chinese manufacturing facilities;

•	repositioning and other charges of $4.7 million ($2.8 million, net of tax) related to accrued rental expenses at the Shelton, Connecticut facility, which was closed in the third quarter of 2002;

•	expenses in an aggregate amount of $3.9 million ($2.3 million, net of tax) related to the early extinguishment of $65.0 million of the 10% notes; and

•	a reversal of $4.1 million ($2.5 million, net of tax) in product recall related expenses recorded in cost of sales.

(3)	In January 2002, Applica applied the provisions of SFAS 142 “Goodwill and Other Intangible Assets”. Based on its impairment tests, Applica recognized an adjustment of $121.3 million ($78.8 million, or $3.31 per share, net of tax on a full year and fully diluted basis) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value. In addition, repositioning expenses of $10.6 million relating to the infrastructure consolidation were incurred. These expenses did not qualify for accrual at December 31, 2001.

(4)	In the fourth quarter of 2001, Applica took charges relating to several events in the aggregate amount of $28.2 million. These charges included:

•	$13.4 million related to a product recall;

•	$6.8 million related to its infrastructure consolidation;

•	$5.2 million of such charges related to Applica’s execution of a new four-year senior secured revolving credit facility and the write-off of fees and expenses associated with the terminated credit facility; and

•	$1.5 million related to the devaluation of the Argentinean peso and $1.0 million related to the settlement of the shareholder class action litigation.

(5)	Includes primarily non-cash charges totaling $37.7 million ($32.6 million, or $1.42 per share, net of tax). Such charges include:

•	a repositioning charge of $34.1 million, of which $30.1 million was included in cost of goods sold and $4.0 million was included in selling, general and administrative expenses; and

•	a loss on asset held for sale of $3.6 million.

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

     Sales for the Household Product segment for the year ended December 31, 2003 decreased from $578.9 million to $543.3 million. For the year ended December 31, 2003:

•	total sales of Windmere®, White Westinghouse®, Weitech (pest control) and other branded products decreased $29.6 million to $60.9 million;

•	sales of Black & Decker® branded products decreased by $4.5 million to $448.4 million; and

•	sales of Littermaid® products decreased by $1.5 million to $34.0 million.

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

     Sales for the Professional Personal Care segment for the year ended December 31, 2003 increased slightly from $68.6 million to $69.0 million over the 2002 period.

     Sales for the Manufacturing segment for the year ended December 31, 2003 decreased from $383.4 million to $291.5 million over the 2002 period. In 2003, the intersegment sales decreased from $303.5 million to $263.1 million. In 2003, contract manufacturing decreased from $79.2 million to $28.2 million as the result of a planned de-emphasis on production of products for customers that would be in direct competition with products produced for sale under our brand names.

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

     For additional information regarding taxes, see Note J of the Notes to Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K.

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

     For additional information regarding taxes, see Note J of the Notes to Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K.

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

     Applica has classified the borrowings under the credit facility as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Despite such classification, Applica has the ability and the intent to maintain these obligations for longer than one year.

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

     In addition, Applica has senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and mature on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, on or after July 31, 2003 at various redemption prices. During 2003, we repurchased $65.0 million of these notes. As of December 31, 2003, the outstanding balance was $65.0 million. In February 2004, we repurchased an additional $4.25 million of 10% notes. See Note H of the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K for more detailed information regarding Applica’s borrowings.

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

     Additional information regarding our financial commitments as of December 31, 2003 is provided in Note K to the Consolidated Financial Statements included in Schedule J to this Annual Report on Form 10-K. For information regarding related party transactions, see Note O to the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K.

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

	At December 31, 2003
	Expected Maturity Date
							There-		Fair
	2004	2005		2006	2007	2008	after	Total	Value(5)
	(Dollars in thousands)
Liabilities:
Long-Term Debt and Revolving Credit Facility:
Fixed Rate (6):	$151	$3,166		$178	$5,272	$65,318	—	$74,085	$74,085

Average Interest Rate	7.25%	6.07	%(1)	7.25%	7.25%	10.00%	—
Variable Rate	—	62,703	(7)	—	—	—	—	$62,703	$62,703
Average Interest Rate	—	(2)		—	—	—	—

Interest Rate Contracts:
Interest Rate Swaps:
Pay Fixed (3):	$50,000	—		—	—	—	—	$50,000	$97
Average Pay Rate	1.20%	—		—	—	—	—
Average Receive Rate	1.30%
Pay Floating (4):	—	—		—	—	$30,000		$30,000	$318
Average Pay Rate	7.20%	8.78%		9.66%	10.25%	10.62%
Average Receive Rate	10.00%	10.00%		10.00%	10.00%	10.00%

(1)	Calculated as the weighted average of 6% on the $3.0 million notes payable relating to the Weitech, Inc. acquisition and 7.25% on the mortgage loan on the property located in Miami Lakes, Florida.

(2)	The variable rate revolving credit facility is set depending upon the interest period elected by Applica (one, two, three or six months) at a rate equivalent to the LIBOR rate plus an applicable margin based upon Applica’s leverage ratio (2.00% as of December 31, 2003) or at a rate equivalent to the Prime Rate plus an applicable margin based upon Applica’s leverage ratio (0.00% as of December 31, 2003).

(3)	At December 31, 2003, Applica had two interest rate swap contracts to pay a fixed-rate of interest (1.19% and 1.21%) and receive a variable-rate of interest of three-month LIBOR that mature on December 15, 2004. The LIBOR used to calculate the Average Receive Rate is based upon the forward yield curve as of December 31, 2003.

(4)	At December 31, 2003, Applica had an interest rate swap contract to pay a variable-rate of interest of six- month LIBOR in arrears plus 5.45% and receive a fixed-rate of interest of 10.0% that matures on July 31, 2008. The LIBOR used to calculate the Average Pay Rate is based upon the forward yield curve as of December 31, 2003.

(5)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

(6)	Includes $318,000 that represents the positive fair value of an underlying hedge as of December 31, 2003 related to FAS 133.

(7)	Although the credit facility expires in December 2005, Applica has classified the borrowings thereunder as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”, although Applica has the ability and the intent to maintain these obligations for longer than one year.

	At December 31, 2002
	Expected Maturity Date
							There-		Fair
	2003	2004	2005		2006	2007	after	Total	Value(5)
	(Dollars in thousands)
Liabilities:
Long-Term Debt and Revolving Credit Facility:
Fixed Rate	$143	$153	$3,166		$178	$5,272	$130,000	$138,912	$138,262
Average Interest Rate	7.25%	7.25%	6.07	%(1)	7.25%	7.25%	10.0%
Variable Rate	—	—	55,070	(6)	—	—	—	$55,070	$55,070
Average Interest Rate	—	—	(2)		—	—	--

Interest Rate Contracts:
Interest Rate Swaps:
Pay Fixed (3):	$15,000	—	—		—	—	—	$15,000	$(328)
Average Pay Rate	4.8%	—	—		—	—	—
Average Receive Rate	5.0%	—	—		—	—	—
Pay Floating (4):	—	—	—		—	$5,939	—	$5,939	$481
Average Pay Rate	1.8%	1.4%	2.5%		3.5%	4.1%
Average Receive Rate	4.9%	4.9%	4.9%		4.9%	4.9%

(1)	Calculated as the weighted average of 6% on the $3.0 million notes payable relating to the Weitech, Inc. acquisition and 7.25% on the mortgage loan on the property located in Miami Lakes, Florida.

(2)	The variable rate revolving credit facility is set depending upon the interest period elected by Applica (one, two, three or six months) at a rate equivalent to the LIBOR rate plus an applicable margin based upon Applica’s leverage ratio (2.35% as of December 31, 2002) or at a rate equivalent to the Prime Rate plus an applicable margin based upon Applica’s leverage ratio (0.35% as of December 31, 2002).

(3)	At December 31, 2002, Applica had an interest rate swap contract to pay a fixed-rate of interest of 5.045% and received a variable-rate of interest of one-month LIBOR that matured on July 31, 2003. The LIBOR used to calculate the Average Receive Rate was based upon the forward yield curve as of December 31, 2002.

(4)	At December 31, 2002, Applica had an interest rate swap contract to pay a variable-rate of interest of one-month LIBOR and receive a fixed-rate of interest of 4.9% that matures on May 1, 2007. The LIBOR used to calculate the Average Pay Rate is based upon the forward yield curve as of December 31, 2002.

(5)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

(6)	Although the credit facility expires in December 2005, Applica has classified the borrowings thereunder as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”, although Applica has the ability and the intent to maintain these obligations for longer than one year.

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

     It is our policy to enter into foreign currency and interest rate transactions and other financial instruments only to the extent considered necessary to meet our objectives as stated above. We do not enter into these transactions for speculative purposes. See Note P of the Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K for more information regarding Applica’s financial instruments.

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

     On February 11, 2005, Applica announced that it was restating its consolidated balance sheets for fiscal years 2003 and 2002 and for the first three quarters of 2004 to reclassify as short-term debt the borrowings under its senior credit facility with Bank of America, N.A., which had previously been classified as long-term debt in order to comply with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. In the fourth quarter of 2004, the Company corrected the presentation of the borrowings under the credit facility on its consolidated balance sheets. Applica has reflected such reclassification in its restated consolidated balance sheets at December 31, 2003 and 2002 presented in this amended Form 10-K/A.

     The restatement to reclassify the outstanding balance on the credit facility from long-term debt to short-term did not affect total assets or total debt, and there was no impact on, or change in, Applica’s reported results of operations or statements of cash flows. Moreover, the reclassification had no impact on Applica’s liquidity or the maturity date of the senior credit facility. Furthermore, the reclassification did not impact any of the covenants under the credit facility nor did it trigger any accelerated clauses under the 10% Senior Subordinated Notes.

     As a result of the restatement of its consolidated balance sheets, Applica determined that there was a significant deficiency in its internal control over financial reporting as of December 31, 2003 related to the presentation on its balance sheet of the borrowings under its credit facility. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because Applica corrected its presentation of long-term and short-term debt in the fourth quarter of 2004, Applica believes that it corrected this significant deficiency.

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

     Limitations on the Effectiveness of Controls. Applica’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Despite these limitations, however, the Chief Executive Officer and Chief Financial Officer have concluded that Applica’s disclosure controls and procedures (1) are designed to provide reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of Applica Incorporated and its subsidiaries are included in Schedule I attached hereto:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2003 and 2002

•	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

•	Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

•	Supplement Disclosures of Cash Flow Information

•	Notes to Consolidated Financial Statements

     (a)(2) Financial Statements Schedules

     The Valuation and Qualifying Accounts — Years ended December 31, 2003, 2002 and 2001 is included in Schedule II attached hereto.

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

     (c) Exhibits

See Item 15(a)(3) above.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLICA INCORPORATED
(Registrant)

By:	/s/ Harry D. Schulman
Harry D. Schulman, President and
Chief Executive Officer
Date: March 11, 2005

SCHEDULE I

Applica Incorporated and Subsidiaries
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Applica Incorporated

     We have audited the accompanying consolidated balance sheets of Applica Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applica Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     As discussed in Note D to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

     As discussed in Note G to the consolidated financial statements, the Company has restated the balance sheet to reclassify its revolving credit facility to a current liability as of December 31, 2003 and 2002.

/s/ Grant Thornton LLP

Miami, Florida
February 12, 2004 (except for the last paragraph of Note G,
as to which the date is February 11, 2005)

Applica Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,
	2003	2002
	Restated
Assets
Current Assets:
Cash and cash equivalents	$12,735	$7,683
Accounts and other receivables, less allowances of $12,543 in 2003 and $15,830 in 2002	131,021	146,567
Note receivable — officer	1,615	2,060
Inventories	106,326	111,453
Prepaid expenses and other	13,593	11,862
Refundable income taxes	4,823	1,663
Future income tax benefits	11,616	18,654

Total current assets	281,729	299,942
Investment in Joint Ventures	5,389	1,249
Property, Plant and Equipment - at cost, less accumulated depreciation of $103,894 in 2003 and $109,949 in 2002	70,389	76,963
Future Income Tax Benefits, Non-Current	49,695	54,378
Goodwill	62,812	62,812
Other Intangibles, net	6,146	20,860
Other Assets	2,676	5,461

Total Assets	$478,836	$521,665

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$39,273	$31,446
Accrued expenses	61,362	74,686
Short-term debt	62,703	55,070
Current maturities of long-term debt	151	144
Current taxes payable	2,172	518
Deferred rent	301	372

Total current liabilities	165,962	162,236
Other Long-Term Liabilities	1,327	1,533
Long-Term Debt, Less Current Maturities	73,934	138,768
Shareholders’ Equity:
Common stock — authorized: 75,000 shares of $0.10 par value; issued and outstanding: 23,687 in 2003 and 23,497 in 2002	2,369	2,350
Paid-in capital	156,604	155,395
Retained earnings	86,474	71,251
Note receivable — officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(6,338)	(8,372)

Total shareholders’ equity	237,613	219,128

Total liabilities and shareholders’ equity	$478,836	$521,665

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net sales	$640,639	$727,356	$727,044
Cost of sales:
Cost of goods sold	459,443	498,934	520,672
Product recall expenses (credit)	(4,125)	—	13,418

	455,318	498,934	534,090

Gross profit	185,321	228,422	192,954

Selling, general and administrative expenses:
Operating expenses	186,601	191,170	181,771
Repositioning and other charges	4,681	10,643	14,817
Impairment of intangible asset	7,152	—	—

	198,434	201,813	196,588

Operating earnings (loss)	(13,113)	26,609	(3,634)

Other (income) expense:
Interest expense	13,964	17,581	22,536
Interest and other income	(817)	(1,791)	(2,006)
Loss on early extinguishment of debt	3,940	—	—
Gain on litigation settlement	—	(557)	—

	17,087	15,233	20,530

Earnings (loss) before equity in net earnings (loss) of joint ventures and income taxes	(30,200)	11,376	(24,164)

Equity in net earnings (loss) of joint ventures	55,570	(1,498)	(128)

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	25,370	9,878	(24,292)
Income tax expense	10,147	4,826	4,146

Earnings (loss) before cumulative effect of change in accounting principle	15,223	5,052	(28,438)
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	—	(78,829)	—

Net earnings (loss)	$15,223	$(73,777)	$(28,438)

Earnings (loss) per common share — basic:
Earnings (loss) before cumulative effect of change in accounting principle	$0.65	$0.22	$(1.23)
Cumulative effect of change in accounting principle, net of tax benefit	—	(3.37)	—

Earnings (loss) per common share — basic	$0.65	$(3.15)	$(1.23)

Earnings (loss) per common share — diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.63	$0.21	$(1.23)
Cumulative effect of change in accounting principle, net of tax benefit	—	(3.31)	—

Earnings (loss) per common share — diluted	$0.63	$(3.10)	$(1.23)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
				Note	Other
	Common		Retained	Receivable -	Comprehensive
	Stock	Paid-in Capital	Earnings	Officer	Earnings(Loss)	Total
	(In thousands)
Balance at December 31, 2000	$2,308	$152,591	$173,466	$(1,496)	$(2,395)	$324,474
Comprehensive earnings (loss)
Net loss	—	—	(28,438)	—	—	(28,438)
Foreign currency translation adjustment, net of tax	—	—	—	—	(2,723)	(2,723)
Change in unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(856)	(856)

Total comprehensive earnings(loss)						(32,017)
Exercise of stock options and issuance of common stock under employee stock purchase plan	24	1,232	—	—	—	1,256
Tax benefit resulting from exercise of stock options	—	176	—	—	—	176
Fair value of options to non-employees	—	50	—	—	—	50

Balance at December 31, 2001	2,332	154,049	145,028	(1,496)	(5,974)	293,939
Comprehensive earnings (loss):
Net loss	—	—	(73,777)	—	—	(73,777)
Foreign currency translation adjustment, net of tax	—	—	—	—	(1,677)	(1,677)
Change in unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(721)	(721)

Total comprehensive earnings(loss)						(76,175)
Exercise of stock options and issuance of common stock under employee stock purchase plan	18	1,201	—	—	—	1,219
Tax benefit resulting from exercise of stock options	—	41	—	—	—	41
Fair value of options to non-employees	—	104	—	—	—	104

Balance at December 31, 2002	2,350	155,395	71,251	(1,496)	(8,372)	219,128
Comprehensive earnings (loss):
Net earnings	—	—	15,223			15,223
Foreign currency translation adjustment, net of tax	—	—	—	—	1,270	1,270
Change in unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	764	764

Total comprehensive earnings(loss)	—	—	—	—	—	17,257
Exercise of stock options and issuance of common stock under employee stock purchase plan	19	1,152	—	—	—	1,171
Tax benefit resulting from exercise of stock options	—	47	—	—	—	47
Fair value of options to non-employees	—	10	—	—	—	10

Balance at December 31, 2003	$2,369	$156,604	$86,474	$(1,496)	$(6,338)	$237,613

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$15,223	$(73,777)	$(28,438)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	21,439	21,339	19,123
Disposal of property, plant and equipment	3,661	3,628	—
Provision for doubtful accounts	2,228	10,618	4,002
Amortization of intangible and other assets	9,272	9,081	19,941
Impairment of intangible asset	7,152	—	—
Loss on early extinguishment of debt	3,940	—	—
Gain on litigation settlement	—	(557)	—
Cumulative effect of change in accounting principle, net of tax	—	78,829	—
Deferred taxes	11,721	1,119	(10,969)
Repositioning, recall and other charges	556	10,643	28,235
Other non-cash changes in equity items	57	145	226
Equity in net (earnings) loss of joint ventures	(55,570)	1,498	128
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	13,318	28,148	808
Inventories	2,848	(6,796)	54,184
Prepaid expenses and other	(1,731)	38	4,073
Other assets	1,944	(6,196)	(4,287)
Accounts payable and accrued expenses	(6,800)	(8,287)	(6,404)
Current income taxes	(1,506)	(7,649)	6,385
Other liabilities	(277)	(9,784)	(71)

Net cash provided by (used in) operating activities	27,475	52,040	86,936

Cash flows from investing activities:
Purchase of Weitech, Inc., net of cash acquired	—	(17,002)	—
Additions to property, plant and equipment	(18,526)	(19,313)	(23,260)
Distributions from (investments in) joint ventures — net	51,430	(163)	(15)
Receivables from officer	486	2,122	72
Net cash received from litigation settlement	—	2,900	—

Net cash (used in) provided by investing activities	33,390	(31,456)	(23,203)

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

   Stock Based Compensation

     At December 31, 2003, Applica had four active stock-based compensation plans, which are described more fully in Note L — Shareholders’ Equity. Applica accounts for employee stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of Applica’s common stock at the date of grant over the exercise price of the options. Applica’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123 “Accounting for Stock Based Compensation”:

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

     Accrued liabilities relating to the 2001 repositioning, recall and other charges were as follows:

	Amount				Amount
	Accrued at	2003			Accrued at
	Dec. 31,	Provisions		2003	Dec. 31,
	2002	(Write-offs)		Payments	2003
	(In thousands)
Product recall	$4,763	$(4,125	)*	$638	$—
Back-office consolidation	5,956	4,681		5,084	5,553
Shareholder litigation	450	—		450	—

	$11,169	$556		$6,172	$5,553

	Amount			Amount
	Accrued at			Accrued at
	Dec. 31,	2002	2002	Dec. 31,
	2001	Provisions	Payments	2002
	(In thousands)
Product recall	$13,417	$—	$8,654	$4,763
Back-office consolidation	5,179	10,643	9,866	5,956
Shareholder litigation	1,000	—	550	450

	$19,596	$10,643	$19,070	$11,169

*Represents write-off. There were no provisions for the recall recorded in 2003.

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

NOTE B — INVESTMENT IN JOINT VENTURES

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

     For the years ended December 31, 2003, 2002 and 2001, Applica’s equity in the net earnings (loss) of Anasazi was $55.6 million, zero and a loss of $128,000, respectively. In August 2003, Applica received a cash distribution from Anasazi of $51.4 million resulting from the sale of ZonePerfect, which reduced Applica’s investment in Anasazi. The funds held in escrow are to be released to the sellers, including Anasazi, at 18 and 24 months from date of closing, subject to any adjustments to the escrowed funds for breaches of representations and warranties. Management of Anasazi believes that Anasazi is entitled to receive additional amounts with respect to the contingent negotiated matter. Upon agreement with the purchaser of ZonePerfect, or release of the related funds from escrow, Applica expects to record additional earnings of approximately $3.7 million.

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	At December 31,
	2003	2002
	(In thousands)
Balance Sheet:
Total assets	$8,703	$43,132
Total liabilities	$33	$—
Partners’ capital	$8,670	$43,132

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Income Statement:
Investment income	$31	$156	$14
Realized/unrealized gain on investments	$49,133	$31,338	$4,466
Net earnings	$43,109	$31,487	$4,437

     As of December 31, 2002, the difference between the carrying value of Applica’s investment in Anasazi and 50% of the net equity of Anasazi was due to the valuation reserve that Applica applied to its investment. As of December 31, 2003, the difference between the carrying value of Applica’s investment in Anasazi and 50% of the net equity of Anasazi was due to the disproportionate share of remaining distributions from Anasazi to be received by Applica pursuant to an agreement between Applica and the other 50% partner of Anasazi entered.

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

NOTE C — ACQUISITIONS

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

4,730
Plus: Fair value of liabilities assumed:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands)
Accounts payable and accrued expenses	1,550
Deferred tax liability	43

1,593
Less:
Fair value of non-compete agreements (1)	3,271
Fair value of tradename (1)	270

Excess of cost over fair value of net assets acquired; goodwill	$13,324

(1)	Identifiable intangible assets subject to amortization.

     The results of operations of Weitech, Inc. were included in the accompanying consolidated statement of operations since the date of the acquisition.

NOTE D — GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The carrying amount of goodwill is as follows:

(In thousands)
Goodwill, net of accumulated amortization, at December 31, 2001	$170,764
Impairment adjustment at adoption of SFAS 142	(121,276)
Addition resulting from Weitech acquisition	13,324

Balance at December 31, 2003 and 2002	$62,812

     The components of Applica’s intangible assets subject to amortization are as follows:

		December 31, 2003		December 31, 2002
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization
	(Years)	(In thousands)
Licenses	2.0	$2,000	$(333)	$49,200	$(32,786)
Contract-based	3.3	6,988	(2,509)	5,968	(1,522)

		$8,988	$(2,842)	$55,168	$(34,308)

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

     The following table discloses the effect on earnings (loss) and earnings (loss) per share of the adoption of SFAS 142 for the years ended December 31, 2003, 2002 and 2001:

	At December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net earnings (loss):
Reported net earnings (loss)	$15,223	$(73,777)	$(28,438)
Add: Goodwill amortization, net of tax	—	—	3,410

Adjusted net earnings (loss)	15,223	(73,777)	(25,028)
Add: Cumulative effect of change in accounting principle, net of tax	—	78,829	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$15,223	$5,052	$(25,028)

Basic earnings (loss) per share:
Basic reported net earnings (loss)	$0.65	$(3.15)	$(1.23)
Add: Goodwill amortization, net of tax	—	—	0.15

Adjusted net earnings (loss)	0.65	(3.15)	(1.08)
Add: Cumulative effect of change in accounting principle	—	3.37	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$0.65	$0.22	$(1.08)

Diluted earnings (loss) per share:
Basic reported net earnings (loss)	$0.63	$(3.10)	$(1.23)
Add: Goodwill amortization, net of tax	—	—	0.15

Adjusted net earnings (loss)	0.63	(3.10)	(1.08)
Add: Cumulative effect of change in accounting principle	—	3.31	—

Adjusted net earnings (loss) before cumulative effect of change in accounting principle	$0.63	$0.21	$(1.08)

NOTE E — PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

		At December 31,
	Useful Lives	2003	2002
	(Dollars in thousands)
Building.	15 — 50 years	$15,963	$15,257
Building improvements	8 — 31 years	4,884	4,708
Computer equipment	3 — 5 years	26,495	20,022
Equipment and other	3 — 8 years	111,579	129,725
Leasehold improvements*	8 years	11,600	13,471
Land and land improvements**	15-31 years	3,762	3,729

Total		174,283	186,912
Less accumulated depreciation		103,894	109,949

		$70,389	$76,963

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

*	Shorter of remaining term of lease or useful life

**	Only improvements are depreciated

     Included in computer equipment is $3.4 million of in-process software development for internal use that was not placed in service as of December 31, 2003. There were no in-process items as of December 31, 2002.

NOTE F — ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

	For the Year ended December 31,
	2003	2002
	(In thousands)
Product recall	$—	$4,763
Salaries and bonuses	7,384	12,686
Promotions and advertising allowances	9,435	11,863
Warranty	6,084	5,698
Back-office consolidation	5,553	5,956
Co-op advertising and volume rebates	5,892	4,938
Other	27,014	28,782

	$61,362	$74,686

NOTE G — SHORT-TERM DEBT

     Applica’s short-term debt, including interest rate swaps designated as hedges, is summarized below:

		Stated	Interest Rate Swaps (1)		Effective	Swap
	Balance	Interest Rate	Pay Float	Pay Fixed	Interest Rate (2)	Maturities
	(Dollars in thousands)
At December 31, 2003:
Revolving Credit Facility	$62,703	3.1%	$—	$50,000	3.2%	December 2004

At December 31, 2002:
Revolving Credit Facility	$55,070	3.7%	$—	$15,000	4.7%	July 2003

(1)	Amounts represent notional values of interest rate swaps.

(2)	The effective interest rate is the weighted average interest rate after taking into consideration the effect of interest rate swaps outstanding as of year-end entered into with respect to certain of those borrowings as indicated in the “Pay Float” and “Pay Fixed” columns.

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

          Applica has restated its consolidated balance sheets as of December 31, 2003 and 2002 to properly classify the credit facility as a current liability in accordance with EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). This restatement has no impact on the Applica’s results of operations or cash flows for the years ended December 31, 2003 and 2002. Although it expires in December 2005, the credit facility is classified as a current liability in accordance with EITF 95-22 because the credit facility agreement contains a subjective acceleration clause and contractual provisions that require the cash receipts of Applica be used to repay amounts outstanding under the credit facility.

NOTE H — LONG-TERM DEBT

          Applica’s long-term debt, including interest rate swaps designated as hedges, is summarized below:

		Stated	Interest Rate Swaps (2)		Effective	Swap
	Balance	Interest Rate (1)	Pay Float	Pay Fixed	Interest Rate (3)	Maturities
			(Dollars in thousands)
At December 31, 2003:
Mortgage Loan	$5,767	7.3%	—	—	7.3%
Notes Payable	3,000	6.0%	—	—	6.0%
10% Notes (4)	65,318	10.0%	30,000	—	8.4%	July 2008

Total	74,085		30,000	50,000
Less current maturities	151		—	—

Total long-term debt	$73,934		$30,000	$50,000

At December 31, 2002:
Mortgage Loan	$5,912	7.3%	5,939	—	3.1%	May 2007
Notes Payable	3,000	6.0%	—	—	6.0%
10% Notes	130,000	10.0%	—	—	10.0%

Total	138,912		5,939	15,000
Less current maturities	144		—	—

Total long-term debt	$138,768		$5,939	$15,000

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

(1)	The stated interest rate represents the coupon rate for the 10% notes and mortgage loan for the executive offices located in Miami Lakes, Florida. For floating rate borrowings, interest rates are based upon the rates at December 31, 2003 and 2002; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate swaps.

(3)	The effective interest rate is the weighted average interest rate after taking into consideration the effect of interest rate swaps outstanding as of year-end entered into with respect to certain of those borrowings as indicated in the “Pay Float” and “Pay Fixed” columns.

(4)	Includes $318,000 that represents the positive fair value of an underlying hedge as of December 31, 2003 as required pursuant to FAS 133.

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

NOTE I — EMPLOYEE BENEFIT PLANS

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

not provide any health or other benefits to retirees, except for executive life insurance provided to Mr. Belvin Freidson, the founder of Applica.

NOTE J — INCOME TAXES

          Income tax expense (benefit) consists of the following:

	At December 31,
	2003	2002	2001
		(In thousands)
Current:
Federal	$(174)	$—	$—
Foreign	(279)	3,449	12,754
State	—	—	—
	(453)	3,449	12,754

Deferred	10,600	1,377	(8,608)

	$10,147	$4,826	$4,146

          The United States and foreign components of earnings (loss) before income taxes are as follows:

	For the Year ended December 31,
	2003	2002	2001
		(In thousands)
United States	$11,441	$(4,757)	$(46,484)
Foreign	13,929	14,635	22,192

	$25,370	$9,878	$(24,292)

          The differences between the statutory rates and the tax rates computed on pre-tax profits are as follows:

	For the Year ended December 31,
	2003	2002	2001
Statutory rate	35.0%	35.0%	35.0%
Permanent differences	7.1 *	14.1 *	(2.3)
State income tax	(1.0)	(1.4)	4.1
Net tax rate differential on undistributed earnings and change in estimated tax provision	(3.1)	1.7	(11.4)
Foreign earnings distributed to, or taxable in, the U.S.	2.5	2.7	(41.6)
Other	(0.5)	(3.2)	(0.9)

	40.0%	48.9%	(17.1)%

*	Permanent differences are primarily the result of foreign exchange translation losses.

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

          At December 31, 2003, Applica had net operating loss carryforwards (“NOLs”) of approximately $30.4 million for domestic federal income tax purposes and $9.7 million for foreign income tax purposes. The domestic operating losses and foreign losses expire as follows:

Year of Expiration	Operating Losses	Foreign Losses
2005	$—	$1,338
2006	—	110
2007	—	2,946
2009	—	1,242
2019	11,298	—
2020	18,134	—
2021	400	—
2022	520	—
Indefinite	—	4,018

	$30,352	$9,654

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

NOTE K — COMMITMENTS AND CONTINGENCIES

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

NOTE L — SHAREHOLDERS’ EQUITY

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

          Information with respect to stock option activity is as follows:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares(000)	Price	Shares(000)	Price	Shares(000)	Price
Outstanding at beginning of year	3,382	$7.50	4,216	$12.67	4,343	$12.46
Granted	172	$7.21	603	$5.16	177	$7.76
Exercised	(130)	$7.00	(123)	$7.16	(128)	$6.27
Forfeited	(581)	$11.99	(1,314)	$23.00	(176)	$7.50

Outstanding at end of year	2,843	$6.65	3,382	$7.50	4,216	$12.67

Options exercisable at end of year	2,270		2,483		3,546
Weighted-average fair value of options granted during the year	$6.84		$3.62		$5.44

     The following information applies to options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares(000)	Life	Price	Shares(000)	Price
$3.17 - $6.33	1,267	3.3	$4.28	875	$3.97
$6.34 - $9.50	1,237	3.1	$7.31	1,074	$7.31
$9.51 - $12.67	220	1.7	$11.27	206	$11.31
$12.68 - $15.84	99	3.9	$14.02	97	$14.02
$16.25	5	2.3	$16.25	3	$16.25
$31.69	15	4.4	$31.69	15	$31.69

	2,843			2,270

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

NOTE M — BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about business segments in annual financial statements. It also established standards for related disclosures about products and services, major customers and geographic areas. Business segments are defined as components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     Applica currently manages its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing.

•	The Household Products segment is a leading distributor and marketer of small household appliances, primarily cooking, garment care, food preparation, beverage products, pet products and pest products, marketed under the licensed brand name, such as Black & Decker®, as well as owned brand names, such as Applica®, Gizmo®, Littermaid®, Weitech and Windmere®. The Household Products segment sales are handled primarily through in house sales representatives to mass merchandisers, specialty retailers and appliance distributors in North America, Latin America and the Caribbean.

•	The Professional Personal Care segment is a distributor and marketer of a broad range of personal care products under the Belson® and Jerdon® brands. The Professional Personal Care segment sales are handled primarily through independent sales representatives to specialty retailers and some mass merchandisers in North America.

•	The Manufacturing segment constitutes Applica’s manufacturing operations in Hong Kong and Mexico.

     The profitability measure employed by Applica for making decisions about allocating resources to segments and evaluating segment performance is operating (loss) earnings. Generally, segments follow the same accounting policies as those described in Note A of Applica’s consolidated financial statements.

     Segment information for the years ended 2003, 2002 and 2001 was as follows:

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
		(In thousands)
Year Ended 2003:
Net sales	$543,256	$68,993	$291,509	$903,758
Intersegment sales	—	—	263,119	263,119
Operating earnings	11,366	7,448	5,304	24,118
Depreciation and amortization	1,447	15	16,212	17,674
Total assets	182,391	32,310	176,943	391,644
Year Ended 2002:
Net sales	$578,919	$68,570	$383,385	$1,030,874
Intersegment sales	—	—	303,518	303,518
Operating earnings	33,115	6,773	24,241	64,129
Depreciation and amortization	1,240	20	15,939	17,199
Total assets	229,082	29,657	171,977	430,716
Year Ended 2001:
Net sales	$600,676	$65,254	$374,041	$1,039,971
Intersegment sales	—	—	312,927	312,927
Operating earnings	20,515	6,642	22,309	49,466
Depreciation and amortization	644	30	14,593	15,267

     The following table sets forth the reconciliation to consolidated amounts for net sales, operating earnings (loss) and total assets:

	2003	2002	2001
	(In thousands)
Net Sales:
Total net sales for reportable segments	$903,758	$1,030,874	$1,039,971
Eliminations of intersegment sales	(263,119)	(303,518)	(312,927)

Consolidated net sales	$640,639	$727,356	$727,044

Operating (loss) earnings:
Total operating earnings from reportable segments	$24,118	$64,129	$49,466
Unallocated amounts:
Restructuring and other credit (charges)	(4,681)	(10,643)	(14,817)
Impairment of intangible asset	(7,152)	—	—
Shared services and all other	(25,398)	(26,877)	(38,283)

Consolidated operating (loss) earnings	$(13,113)	$26,609	$(3,634)

Total assets:
Total assets from reportable segments	$391,644	$430,716
All other	87,192	90,949

Consolidated total assets	$478,836	$521,665

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

     Applica’s international operations are conducted primarily in Hong Kong and Mexico, with lesser activities in Canada, the Caribbean and South and Central America. Other than the United States, Applica does not have sales to customers located in any country which exceed 10% of consolidated sales. The following table sets forth the composition of Applica’s sales between those in the United States and those in other locations for each year:

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE N — CONCENTRATION OF CREDIT AND OTHER RISKS

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

          Applica’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management is believed to be set in an amount sufficient to respond to normal business conditions. Management sets specific allowances for customers in bankruptcy, if any, and an additional allowance for the remaining customers. Should business conditions deteriorate or any major credit customer default on its obligations to Applica, this allowance may need to be increased which may have an adverse impact upon Applica’s earnings. As of December 31, 2003 and 2002, the allowance for bad debt was $12.5 million and $15.8 million, respectively.

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

          Applica Manufacturing, S. de R.L. de C.V., Applica’s Mexican manufacturing facility, is incorporated in Mexico. The Mexican government exercises significant influence over many aspects of the Mexican economy. Accordingly, the actions of the Mexican government concerning the economy could have a significant effect on private sector entities in general and Applica in particular. In addition, during the 1980s and 1990s, Mexico experienced periods of slow or negative growth, high inflation, significant devaluations of the peso and limited availability of foreign exchange. As a result of Applica’s reliance upon manufacturing facilities in Mexico, economic conditions in Mexico could adversely affect Applica’s business, financial condition and results of operations.

NOTE O — RELATED PARTY TRANSACTIONS

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

NOTE P — FINANCIAL INSTRUMENTS

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

	2003		2002
	Carrying		Carrying
	Amount/Notional		Amount/Notional
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Borrowings(1)	$136,788	$136,788	$193,982	$193,332
Risk management contracts(2):
Foreign exchange forwards(3)	$7,425	$(144)	$7,000	$48
Foreign exchange options(3)	$21,100	$(330)	$34,049	$(1,734)
Interest rate swaps(4)	$80,000	$415	$20,939	$153

(1)	The fair value of borrowings was approximated at carrying value, except for the 10% Senior Subordinated Notes, which were valued at 100.0% and 99.5% at December 31, 2003 and 2002, respectively, based upon quoted market prices.

(2)	The fair value of risk management contracts was based upon quotes from outside parties. Fair value amounts change with market conditions and will be substantially offset by changes in the value of the related hedged transaction. A positive fair value represents the amount Applica would receive upon exiting the contracts and a negative fair value represents the amount Applica would pay upon exiting the contracts. Applica intends to hold all contracts to maturity, at which time the fair value will be zero.

(3)	Fair values are included in other long term liabilities in the consolidated balance sheet.

(4)	Fair values are included in prepaid expenses and other in the consolidated balance sheet.

     Credit Concentrations

          Applica continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. Applica would not have realized a material loss as of December 31, 2003 or 2002 in the event of nonperformance by any one

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

counterparty. Applica enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, Applica limits the amount of investment credit exposure with any one institution.

NOTE Q — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

			Year Ended December 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Statement of Operations:
Net sales	$—	$504,941	$398,817	$(263,119)	$640,639
Cost of sales	—	361,061	361,501	(263,119)	459,443
Product recall expenses (credit)	—	(1,900)	(2,225)	—	(4,125)

Gross profit	—	145,780	39,541	—	185,321
Operating (income) expenses	6	162,277	24,318	—	186,601
Repositioning and other charges	—	4,681	—	—	4,681
Impairment of intangible asset	—	7,152	—	—	7,152

Operating earnings (loss)	(6)	(28,330)	15,223	—	(13,113)
Other (income) expense, net	(86)	15,751	(2,518)	—	13,147
Loss on early extinguishment of debt	—	3,940	—	—	3,940

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	80	(48,021)	17,741	—	(30,200)
Equity in net earnings (loss) of joint venture	55,570	—	—	—	55,570
Equity in net earnings (loss) of subsidiaries	(18,199)	—	—	18,199	—
Income tax expense (benefit)	22,228	(11,530)	(551)	—	10,147

Net earnings (loss)	$15,223	$(36,491)	$18,292	$18,199	$15,223

Balance Sheet: (as restated)
Cash and cash equivalents	$—	$1,124	$11,611	$—	$12,735
Accounts and other receivables, net	—	99,449	31,572	—	131,021
Receivables from affiliates	(383,226)	73,091	66,283	245,467	1,615
Inventories	—	74,147	32,179	—	106,326
Future income tax benefits	—	13,723	(2,107)	—	11,616
Other current assets	—	4,857	13,559	—	18,416

Total current assets	(383,226)	266,391	153,097	245,467	281,729
Investment in joint venture	5,389	—	—	—	5,389
Investment in subsidiaries	678,645	113,502	70,430	(862,577)	—
Property, plant and equipment, net	—	19,357	51,032	—	70,389
Long-term future income tax benefits	—	46,619	3,076	—	49,695
Other assets	2,072	100,173	11,381	(41,992)	71,634

Total assets	$302,880	$546,042	$289,016	$(659,102)	$478,836

Accounts payable and accrued expenses	$—	$60,569	$40,066	$—	$100,635
Short-term debt	62,703	—	—	—	62,703
Current maturities of long-term debt	151	—	—	—	151
Deferred rent	—	301	—	—	301
Current taxes payable	—	447	1,725	—	2,172

Total current liabilities	62,854	61,317	41,791	—	165,962
Long-term debt	73,934	39,310	13,142	(52,452)	73,934
Future income tax liabilities	—	10	(10)	—	—
Other long-term liabilities	474	853	—	—	1,327

Total liabilities	137,262	101,490	54,923	(52,452)	241,223
Shareholders’ equity	165,618	444,552	234,093	(606,650)	237,613

Total liabilities and shareholders’ equity	$302,880	$546,042	$289,016	$(659,102)	$478,836

Cash Flow Information:
Net cash provided by (used in) operating activities	$(5,411)	$4,923	$55,118	$(27,155)	$27,475
Net cash provided by (used in) investing activities	33,379	(54,499)	(37,043)	91,553	33,390
Net cash provided by (used in) financing activities	(30,994)	47,091	(10,538)	(64,398)	(58,839)
Effect of exchange rate changes on cash	3,026	—	—	—	3,026
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	$—	$1,124	$11,611	$—	$12,735

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

		Year Ended December 31, 2002
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
			(In thousands)
Statement of Operations:
Net sales	$—	$544,493	$486,381	$(303,518)	$727,356
Cost of sales	—	363,916	438,536	(303,518)	498,934

Gross profit	—	180,577	47,845	—	228,422

Operating (income) expenses	(1,063)	157,952	34,281	—	191,170
Repositioning charge	—	10,643	—	—	10,643

Operating earnings (loss)	1,063	11,982	13,564	—	26,609
Other (income) expense, net	(103)	(4,813)	20,706	—	15,790
Gain on litigation settlement	—	(1,070)	513	—	(557)

Earnings (loss) before equity in net earnings (loss) of joint ventures and subsidiaries, and income taxes	1,166	17,865	(7,655)	—	11,376
Equity in net earnings (loss) of joint ventures	(1,498)	—	—	—	(1,498)
Equity in net earnings (loss) of subsidiaries	(73,445)	—	—	73,445	—
Income tax expense (benefit)	—	2,807	2,019	—	4,826

Earnings (loss) before cumulative effect of change in accounting principle	(73,777)	15,058	(9,674)	73,445	5,052
Cumulative effect of change in accounting principle	—	(78,829)	—	—	(78,829)

Net earnings (loss)	$(73,777)	$(63,771)	$(9,674)	$73,445	$(73,777)

Balance Sheet: (as restated)
Cash and cash equivalents	$—	$3,609	$4,074	$—	$7,683
Accounts and other receivables, net	—	104,739	41,828	—	146,567
Receivables from affiliates	(350,886)	24,515	38,202	290,229	2,060
Inventories	—	80,584	30,869	—	111,453
Future income tax benefits	—	18,654	—	—	18,654
Other current assets	—	2,593	10,932	—	13,525

Total current assets	(350,886)	234,694	125,905	290,229	299,942
Investment in joint venture	1,249	—	—	—	1,249
Investment in subsidiaries	651,430	113,482	70,430	(835,342)	—
Property, plant and equipment, net	—	18,363	58,600	—	76,963
Long-term future income tax benefits	—	52,404	1,974	—	54,378
Other assets	2,473	117,280	26,478	(57,098)	89,133

Total assets	$304,266	$536,223	$283,387	$(602,211)	$521,665

Accounts payable and accrued expenses	$2	$62,854	$43,276	$—	$106,132
Short-term debt	55,070	—	—	—	55,070
Current maturities of long-term debt	—	144	—	—	144
Deferred rent	—	372	—	—	372
Current taxes payable	—	1,034	(516)	—	518

Total current liabilities	55,072	64,404	42,760	—	162,236
Long-term debt	138,768	40,463	20,706	(61,169)	138,768
Future income tax liabilities	—	(1,146)	1,146	—	—
Other long term liabilities	1,686	(153)	—	—	1,533

Total liabilities	195,526	103,568	64,612	(61,169)	302,537
Shareholders’ equity	108,740	432,655	218,775	(541,042)	219,128

Total liabilities and shareholders’ equity	$304,266	$536,223	$283,387	$(602,211)	$521,665

Cash Flow Information:
Net cash provided by (used in) operating activities	$701	$(47,465)	$18,659	$80,145	$52,040
Net cash provided by (used in) investing activities	22,908	22,907	(17,642)	(59,629)	(31,456)
Net cash provided by (used in) financing activities	(25,548)	27,411	(11,930)	(20,516)	(30,583)
Effect of exchange rate changes on cash	1,939	—	—	—	1,939
Cash at beginning	—	756	14,987	—	15,743
Cash at end	$—	$3,609	$4,074	$—	$7,683

SUPPLEMENTAL FINANCIAL DATA

Quarterly Financial Data (Unaudited)

          The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2003 and 2002 are set forth in the following table:

					Basic		Diluted
			Net		Earnings		Earnings
		Gross	Earnings		(Loss Per		(Loss) Per
	Sales	Profit	(Loss)		Share)		Share
	(In thousands, except per share data)
2003
First quarter	$121,239	$37,022	$19,621	(1)	$0.84		$0.83
Second quarter	136,847	38,106	(2,785	)(1)	(0.12)		(0.12)
Third quarter	173,512	50,508	4,855	(1)(2)	0.21		0.20
Fourth quarter	209,041	59,685	(6,468	)(1)(3)	(0.27)		(0.27)

Total	$640,639	$185,321	$15,223		$0.65	(4)(5)	$0.63	(5)

2002
First quarter	$143,058	$40,614	$(82,010)		$(3.51	)(4)	$(3.51	)(4)
Second quarter	168,039	52,168	(2,057)		(0.09)		(0.09)
Third quarter	194,851	63,938	5,214		0.22		0.22
Fourth quarter	221,408	71,702	5,076		0.22		0.21

Total	$727,356	$228,422	$(73,777)		$(3.15	)(5)	$(3.10	)(5)

(1)	In the first quarter of 2003, Applica recorded equity in net earnings of its joint venture of $37.5 million. In addition, Applica recorded equity in net earnings of its joint venture for $1.5 million, $16.2 million and $371,000 for the second, third and fourth quarters, respectively.

(2)	In the third quarter of 2003, Applica recorded charges of $1.9 million ($1.1 million, net of tax) related to the early extinguishment of $30.0 million of the 10% notes.

(3)	In the fourth quarter of 2003, Applica recorded:

•	an impairment charge of $7.2 million ($4.3 million, net of tax) related to an intangible asset acquired as part of the acquisition of the Black & Decker household products group;

•	expenses of $6.9 million ($4.1 million, net of tax) related to the retrenchment of the Mexican and Chinese manufacturing facilities;

•	repositioning and other charges of $4.7 million ($2.8 million, net of tax) related to accrued rental expenses at the Shelton, Connecticut facility, which was closed in the third quarter of 2002; and

•	charges of $2.0 million ($1.2 million, net of tax) related to the early extinguishment of an additional $35.0 million of the 10% notes.

(4)	In January 2002, Applica applied the provisions of SFAS 142 “Goodwill and Other Intangible Assets”. Based on its impairment test, Applica recognized an adjustment of $121.3 million ($78.8 million or $3.31 per share, net of tax on a full year and fully diluted basis) in the first quarter of 2002 to reduce the carrying value of goodwill to its implied fair value.

(5)	The sum of the quarters differs from the total due to exclusion of anti-dilutive effect of stock options in earnings per share calculation in periods with losses.

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