Form 10-K
period 2004-12-31
APPLICA INC
filed 2005-03-16
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10177

APPLICA INCORPORATED

(Exact name of Registrant as specified in its charter)

Florida	59-1028301

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3633 Flamingo Road, Miramar, Florida	33027

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 883-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.10 par value	New York Stock Exchange

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

     As of June 30, 2004, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $8.90) held by non-affiliates of the Registrant was approximately $210.5 million (based on reported ownership of all directors and executive officers of the Registrant). This determination does not, however, constitute an admission of affiliated status for any of these individual shareholders.

     As of March 15, 2005, there were 24,136,591 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

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

PART I

Item 1. Business

Overview

     Applica is a marketer and distributor of a broad range of branded small household appliances. Applica markets and distributes kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, and its own brand names, such as Windmere®, LitterMaid®, Belson® and Applica®. Applica’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. Applica operates a manufacturing facility in Mexico.

     Since 2003, we have been making changes to our infrastructure by addressing the fixed costs in our business. We believe that these changes will help offset the margin pressures resulting from the combination of the inflation in raw materials prices and the deflationary pricing pressures from the retail environment. In addition, we are focusing on more innovative products with higher margins, we are rationalizing our manufacturing and sourcing strategy and we are attempting to improve our pricing with our customers. We have previously indicated our desire to reduce our manufacturing base and expand and improve our sourcing competency. These actions have reduced our risk profile by changing significant costs from fixed to variable. This has also improved our ability to react to a rapidly changing global marketplace. As part of this process, in July 2004, Applica sold its Hong Kong-based manufacturing subsidiary, Applica Durable Manufacturing Limited (“Applica Durable”).

     As the result of the sale of Applica Durable, we now outsource most of our production to third-party suppliers located primarily in the Far East. In 2004 and 2003, approximately 35% and 63%, respectively, of the products sold by Applica were manufactured at our facilities. We expect this percentage to decrease to approximately 17% in 2005. Applica has experience in managing production relationships with third-party suppliers. We work with our suppliers to obtain the lowest possible product costs for our customers, without compromising quality, while maintaining reasonable gross margins for us.

     In October 2004, Applica sold its Jerdon hotel and hospitality division. Jerdon was sold because it no longer fit in the long-term strategic plans of Applica. The sale resulted in a gain on sale of approximately $3.4 million. The gain was recorded in the fourth quarter of 2004. Sales of Jerdon® products totaled $8.6 million in 2004, $13.3 million in 2003 and $13.4 million in 2002.

     Applica’s distribution, sales, and marketing operations are primarily handled through our U.S. operating subsidiary, Applica Consumer Products, Inc. Applica also has separate entities or branch offices providing distribution, sales and marketing operations in Canada, Puerto Rico, Costa Rica, Mexico, Chile, Argentina, Venezuela, Peru and Colombia.

     Applica Incorporated is a Florida corporation, which was incorporated in 1963.

Business Segments

     Applica manages its business through three business segments: Household Products, Professional Personal Care and Manufacturing. For additional information, see Note P “Business Segment and Geographic Area Information” to the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K.

Business Strategy

     We have combined top brand names with a reputation for quality, durability and innovation. We expect to increase profitability by pursuing the following strategies:

     Introduce new products and further develop our brands. New products allow us to generate higher margins based on their uniqueness and desirability in the marketplace. We believe that the enhancement and extension of our existing products and the development of new products are necessary for our continued success and growth. We intend to drive revenues through innovation within our core appliance categories, using new applications of existing technologies and new marketing platforms. We also intend to create new categories or grow categories in which there are smaller and more fragmented competitors through distinctive products and brand development.

     Product development is being driven by the application of existing technologies and investment in strategic development alliances. We design the style, features and functionality of our products to meet customer requirements for quality, performance, product mix and pricing. We work closely with both retail customers and suppliers to identify consumer needs and preferences and to generate new product ideas. We evaluate new ideas and seek to develop and acquire new products and improve existing products to satisfy industry requirements and changing consumer preferences. Brand development takes its form in integrated packaging and communication materials, as well as national advertising that is intended to generate direct sales while also creating increased consumer demand for our products at retail. Advertising investments in new products and brands drive both broader distribution and higher sales at our retail customers.

     Additionally, when available, we employ a consumables strategy that allows us to gain recurring revenue through sales of a consumable component to be used with our appliance. This strategy is best represented through initiatives such as Littermaid® branded clumping litter and waste receptacles for the Littermaid® Self-Cleaning Litter Box and replacement vacuum food storage bags for the Freshguard™ Vacuum Sealer. Each of these consumables provides a recurring revenue stream and an ongoing connection with the consumer.

     As part of our focus on new products introductions and brand development, we also search for other growth opportunities within and beyond our existing businesses. We believe that the markets and industry in which we compete may provide growth opportunities through strategic acquisitions or mergers. We review these prospects for strategic transactions as they become available.

     Create long-term cost and quality advantages for our customers. We maintain a value chain for our customers that meets their cost and quality objectives by leveraging our growing competency in strategic sourcing. We accomplish this by developing strategic alliances with suppliers in China who can timely deliver good quality products at a reasonable cost. These relationships allow us to fully capitalize on our combined strengths, provide a foundation for new product development, deliver quality products consistent with the reputation of our brands and deliver at costs that are competitive in our industry.

     Optimize our supply chain. We recognize that our retail customers are our most critical link to the consumer. We continue to refine our supply chain management, improving our operations across all key functional areas. Our goal is to continue to be a preferred supplier to our retail customers. We also continue to upgrade our consumer service capabilities and improve our relationship with the consumer.

Products

     Applica primarily distributes five categories of products: kitchen products, home products, personal care products, pet products and pest control products. Applica is also engaged in contract manufacturing for other companies (although primarily through our Hong Kong manufacturing operations, which were sold in July 2004).

     The following table sets forth the approximate amounts and percentages of Applica’s consolidated net sales by product category during the periods shown:

	2004		2003		2002
	(Dollars in thousands)
	Net Sales	%	Net Sales	%	Net Sales	%
Kitchen Products	$446,290	61%	$352,783	55%	$353,271	49%
Home Products	138,912	19%	135,718	21%	161,178	22%
Personal Care Products (1)	64,918	9%	68,993	11%	68,570	9%
Pet Products	38,171	5%	34,289	5%	35,855	5%
Pest Control Products	15,087	3%	17,095	3%	15,869	2%
Contract Manufacturing (2)	17,653	2%	28,246	4%	79,242	11%
Other Products	5,702	1%	3,515	1%	13,371	2%

(1)	Includes sales of products by the Jerdon hotel and hospitality division, which was sold in October 2004. Such sales totaled $8.6 million in 2004, $13.3 million in 2003 and $13.4 million in 2002.

(2)	Includes contract manufacturing sales from our Hong Kong manufacturing operations, which were sold in July 2004. Such sales totaled $14.2 million in 2004, $24.6 million in 2003 and $76.2 million in 2002.

     The kitchen products group includes cooking, beverage and food preparation products and constitutes our largest product category. Applica provides customers with a broad product line in the small kitchen appliances market, primarily at mid-tier price points. Our products in this category include toaster ovens, toasters, blenders, can openers, coffee grinders, coffee makers, electric knives, jar openers, skillets, bag sealers, deep fryers, food choppers, food processors, hand mixers, rice cookers and steamers and other similar products. This category also includes the new Black & Decker® single cup coffee maker that is a part of the Home Café™ brewing system developed with The Procter & Gamble Company, which was launched in the second quarter of 2004. We believe that Black & Decker® branded toaster ovens and coffee makers are market leaders in this category.

     The home products group includes garment care products, such as hand-held irons, and home environment products, such as fans and heaters. Under Applica, Black & Decker® branded irons continue to be a leader in the category through design innovations. Additionally, in the second quarter of 2004, Applica launched the new Tide™ Buzz™ Ultrasonic Stain Remover, which features a combination of a specially formulated Tide™ Buzz™ Ultrasonic Cleaning Fluid and a Black & Decker® branded stain removal appliance. This stain removal system was developed with The Procter & Gamble Company. The home products group also includes a full array of fans, ceramic heaters, heater fans and utility fans under the Black & Decker® brand. We will continue to focus our home environment products on the mid-price point market by expanding the Black & Decker® brand into additional areas of the home environment category. We also distribute vacuum cleaners under the Black & Decker® brand in Latin America.

     The personal care group focuses mainly on professional product lines marketed under the Belson® brand and other private label brands, and includes hair dryers, curling irons, curling brushes, hairsetters, combs and brushes and shears. The products are sold primarily to beauty distributors and beauty supply stores, which in turn sell the products to beauty salons and professional hair stylists.

     The pet products group features the LitterMaid® patented self-cleaning cat litter box. This innovative product is supported throughout the U.S. marketplace at retailers like Wal-Mart, Target and PetsMart. LitterMaid® is driven by a national TV advertising campaign and has recently undergone a major packaging update in order to better communicate the lifestyle benefits of the product. In 2004, we also launched the Littermaid® Litter Center™ Litter Box & Organizer, which includes an attached storage bin for litter. The LitterMaid® product line delivers a recurring revenue stream from consumable accessories, including waste receptacles, charcoal filters and LitterMaid® branded litter.

     Applica’s pest control products group includes pest control and repelling devices that use ultra-sonic or sub-sonic sound waves and chemical lures or repellants to control insects and rodents, primarily in homes. The core of the business is its ultrasonic direct plug-in pest repellers, a result of the Weitech, Inc. acquisition in May 2002. In 2004, the majority of the pest products were marketed under the Black & Decker® brand name.

     In the first half of 2004, our Hong Kong manufacturing operations also served as a contract manufacturer for a range of small appliances, including air cleaners, oral care products and pool cleaners, which it sold to small appliance companies primarily in the United States. In July 2004, we sold these facilities. Our Mexican manufacturing facilities currently engage in a small amount of contract manufacturing. In 2005, we expect contract manufacturing sales to total less than 1% of our sales.

Product Development

     As part of our ongoing strategy to deliver new, innovative and relevant products to the consumer marketplace, we adhere to a well-defined product development process focused on quality, design, appropriate performance characteristics and speed-to-market. We have a product development team dedicated to creating innovative products in and outside of our core categories. This internal process also helps us manage the improvement of quality, performance and cost of existing products.

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

     New products are those that require a new mold, have a new feature or benefit, or those that have not been in our product line in the previous 12 months. Adding features or providing a “fresh” look to existing products, either through design upgrades or creative packaging, is a necessity for maintaining consumer preferences, protecting existing retailer shelf space and maintaining acceptable price points. Applica launched over 140 new products in 2004, over 120 in 2003 and 110 new products in 2002, most of which were refreshes. Some of the new products launched in 2004 include the new Black & Decker® single cup coffee maker that is a part of the Home Café brewing system, the Tide™ Buzz™ Ultrasonic Stain Remover, the Gizmo™ Twist Mixer™ and the Gizmo™ Steam ‘N Crease™ Iron. New consumer products constituted 24.3% of our sales in 2004, 18.2% of the sales in 2003 and 13.9% in 2002.

Brands

     Applica licenses the Black & Decker brand for use in marketing small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. In addition, Applica owns certain sub-brands, including Toast R Oven, ProFinish and Quick N’ Easy, and licenses Spacemaker for under the cabinet kitchen appliances. Applica continues to develop new sub-brands for product differentiation at the retail level, including Gizmo™, Freshguard™, SmartBrew™, Digital Advantage™, Prestige™, Chill Buster™ and Silent Force™. Further, Applica has licenses from The Procter & Gamble Company to use the Tide® brand in all countries in the Western Hemisphere for the specially formulated Tide™ Buzz™ Ultrasonic Cleaning Fluid and the Home Cafe™ brand worldwide for the Black & Decker® single cup brewing machine.

     The major portion of Applica’s revenue is generated through the sale of Black & Decker® branded products, which represented approximately 77% of Applica’s total consolidated revenue in 2004, 70% in 2003 and 62% in 2002. The Black & Decker® brand has significant market share in the toaster oven, coffee maker and iron categories, as well as in can openers, food steamers, and food choppers.

     The personal care category is targeted specifically at the salon segment under the Belson® brand and other private label programs. Applica also manufactures and markets several pet products and accessories under the LitterMaid® brand.

     Applica also has, and from time to time will enter into, licenses and other agreements that grant it the right to use other trademarks and trade names.

Strategic Alliances

     Applica continues to pursue strategic alliances to further differentiate our products and to create growth opportunities. Such alliances may include brand development and product development alliances. Our current alliance with The Black & Decker Corporation encompasses brand development. Applica has worked closely with The Black & Decker Corporation to ensure that the Black & Decker® brand representation is seamless to the consumer. An example of this relationship is the joint development of new consumer communications for the Black

& Decker® brand. This project involves the creation of packaging and advertising materials that will be similar for all Black & Decker® branded products, including household appliances and power tools.

     Additionally, Applica has entered into a joint product development relationship with The Procter & Gamble Company to develop, market, manufacture and distribute new products. In 2004, we introduced two products: the Tide™ Buzz™ Ultrasonic Stain Remover and the Home Café™ single-cup coffee maker. We are in the process of reviewing other opportunities for joint product development with Procter & Gamble in household appliance categories. This relationship has initially been targeted to the Black & Decker® brand, but may be expanded to new brands and wider categories.

     Both of the products developed with Procter & Gamble provide the opportunity for recurring revenues through a consumable component. For the Tide™ Buzz™ system, Applica pays a license fee to Procter & Gamble for the use of the TideTM brand name and records all revenues related to the sale of the Tide™ Buzz™ Ultrasonic Cleaning Fluid. For Home Café™ coffee maker, Applica has the opportunity to share in revenues received by Procter & Gamble from the sale of the beverage pods if certain targets for household penetration are met by the Home Café™ platform. Applica does not expect that such targets will be met in 2005. If such targets are not met by 2009, Applica will not receive any revenue related to the sale of beverage pods.

Suppliers

     Applica purchased approximately 65% of its finished products from outside suppliers in 2004, 37% in 2003 and 24% in 2002. In July 2004, as part of the sale of our Hong Kong manufacturing operations, Applica entered into a long-term supply agreement with Elec-Tech International (H.K.) Company, Ltd. The supply agreement provides for rebates during the first five years if Applica meets certain levels of product purchases. Additionally, the supply agreement provides a right of first refusal with respect to manufacturing or purchasing products, as applicable, for each party. The agreement also provides indemnification to Applica for product liability claims and recalls related to products purchased from Elec-Tech. We intend to use Elec-Tech as a significant source of product supply, however, we maintain the flexibility to purchase products from our affiliate and from third parties in a number of circumstances, including Elec-Tech’s inability to meet our price, quality and delivery criteria.

     As the result of the sale of our Hong Kong manufacturing operations, we expect purchases from outside suppliers to be approximately 83% in 2005. We maintain long-term supply contracts with many of the third party suppliers, which include standard terms for production, delivery, quality and indemnification for product liability claims. Specific production amounts are ordered by separate purchase orders.

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

     We license the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. In October 2004, Applica and The Black & Decker Corporation extended the trademark license agreement through December 2010. Under the agreement as extended, Applica agreed to continue to pay The Black & Decker Corporation royalties based on a percentage of sales, with minimum annual royalty payments of $12.5 million. Renewals of the license agreement, if mutually agreed upon, will be for five-year periods. If Black & Decker does not agree to renew the license agreement, Applica has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. The Black & Decker Corporation has agreed not to compete in the four core product categories for a period of five years after the termination of the license agreement.

     Upon request, Black & Decker may elect to extend the license to use the Black & Decker® brand to certain additional products. In 2000 and 2001, Black & Decker extended the license to heaters, fans, humidifiers, dehumidifiers, air purifiers, deep fryers and bag sealers. In 2002, Black & Decker agreed to extend the license to ice cream makers and mixers. In 2003, the license was further extended to certain electronic pest and insect control products, the TideTM BuzzTM ultrasonic stain removing appliance and vacuum bag sealers. In 2004, the license was extended to bug zappers.

     Further, Applica has licenses from The Procter & Gamble Company to use the Tide® brand in all countries in the Western Hemisphere for the specially formulated Tide™ BuzzTM Ultrasonic Cleaning Fluid and the Home Cafe™ brand worldwide for the Black & Decker® single cup brewing machine.

     Applica owns the Littermaid® trademark for self-cleaning litter boxes and has extended the trademark for accessories such as litter, a litterbox privacy tent and waste receptacles. Applica owns two patents and has exclusive licenses to three other patents covering the Littermaid® litter box. The license agreements are for the life of the applicable patent and do not require minimum royalty payments. The patents have been issued in the United States and a number of foreign countries.

     In April 2004, Applica entered into a license and settlement agreement with Tilia, Inc. and Tilia International, Inc. to resolve patent infringement litigation involving the Black & Decker® Freshguard Vacuum Sealer and bags. As part of the license and settlement agreement, Applica agreed to pay Tilia royalties for using its vacuum sealing technology. In addition, Applica agreed to not contest the validity of Tilia’s previously disputed patents and to settle any future disputes over product infringement by arbitration.

     Additional important brand names that we own include Windmere®, Belson® and Applica®. The Windmere® brand is targeted to electric kitchen appliances, primarily in Latin America. Belson® is targeted to the personal care market. In addition, we acquired certain sub-brands used with our Black & Decker® products, including Toast R Oven, ProFinish and Quick N’ Easy and licenses Spacemaker for under the cabinet kitchen appliances.

Manufacturing

     Mexico. Applica Manufacturing, S. de R.L. de C.V., is Applica’s wholly owned Mexican manufacturing subsidiary located in Queretaro, Mexico, which is approximately 150 miles northwest of Mexico City. The factory constitutes approximately 290,000 square feet and manufactures Black & Decker® branded products for distribution primarily to the Mexican market. The Mexican facility is certified under ISO 9001 standards. This location primarily manufactures toaster ovens, blenders, irons and coffee makers.

     We continue to rationalize our Mexican manufacturing operations. In 2004, we shifted a significant amount of production from Mexico to third parties in China. As part of the rationalization, we also plan to sell the building housing our factory in Mexico. In 2004, we began to reduce our Mexican manufacturing capacity to reflect only the volume needed for the Mexican marketplace, which will continue into 2005.

     China. Applica Durable Manufacturing Limited was Applica’s wholly owned Hong Kong manufacturing subsidiary. Applica Durable operated manufacturing facilities in China through several processing arrangements with local governmental corporations in mainland China. Last year, management made the decision to exit our Hong Kong manufacturing operations and, in July 2004, Applica sold all of the shares of stock of Applica Durable for $28.1 million. We currently have no manufacturing operations in China.

Customers

     Applica markets its products primarily through mass merchandisers, but also distributes to home improvement warehouses, specialty retailers, warehouse clubs, drug and grocery stores, department stores, television shopping channels, pet supply retailers, beauty supply stores, catalogers, independent distributors and military post exchange outlets, as well as through e-commerce websites. In 2004, Applica’s top three customers were Wal-Mart Stores, Inc., Target Corporation and Sally Beauty Supply. These customers accounted for approximately 50% of consolidated net sales in 2004. In 2003 and 2002, Applica’s top three customers were Wal-Mart Stores, Inc., Target Corporation and Kmart Corporation. These customers accounted for approximately 44% and 39% of consolidated net sales in 2003 and 2002, respectively. Wal-Mart accounted for approximately 35% of our consolidated net sales in 2004, 30% in 2003 and 25% in 2002. Target Corporation accounted for approximately 11% of our consolidated net sales in 2004, 9% in 2003 and 8% in 2002. No other customer has accounted for more than 10% of consolidated net sales in each such year.

     In January 2002, Kmart Corporation and certain of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Kmart was one of Applica’s top three customers in 2003 and 2002. Kmart emerged from Chapter 11 in May 2003. In 2004, 2003 and 2002, Applica had sales of $30.1 million, $30.2 million and $43.5 million, respectively, to Kmart Corporation.

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

Sales, Marketing and Distribution

     Applica’s products are sold principally by an internal sales staff. The sales teams for Wal-Mart Stores Inc. and Target Corporation are located in Bentonville, Arkansas and Minneapolis, Minnesota, respectively, to provide full sales operational support to our two biggest customers. We also have a regional sales office in Chicago, Illinois that manages a national network of sales management and account executives focused on all other key U.S. retailers. Each sales manager has primary coverage responsibility for certain retail accounts. We also use independent sales representatives, primarily in Central America and the Caribbean. Additionally, we use outside sales representatives for the professional personal care business. This strategy allows us to keep our costs variable, while giving us access to sales people that are knowledgeable about the categories. In addition to directing our marketing efforts toward retailers, we sell certain of our products directly to consumers through infomercials and our internet website.

     Our internal marketing organization is comprised of three groups:

•	kitchen products;

•	home products (which includes pet products and pest control products); and

•	personal care products.

Each marketing group is responsible for product and category analysis, pricing strategy, promotions, key cooperative partnerships and overall category development. The marketing groups develop products with all Applica markets in mind. The Canadian and Latin American marketplaces are able to take advantage of these key initiatives when appropriate and are staffed to provide both products and programs unique to their consumer base. We use media advertising, cooperative advertising and other promotional materials to promote our products and develop brand awareness. Applica enhances the equity of key brands through design, promotion, quality initiatives and product functionality based on consumer feedback. The level of promotional effort targeted toward sales velocity and brand building is determined by the profitability of the category, the strategic importance of the brand and retailer plans.

     We distribute most of our products to retailers, including mass merchandisers, department stores, home improvement stores, warehouse clubs, drug chains, catalog stores and discount and variety stores. We market our professional personal care appliances and hair care accessories to beauticians, barbers and stylists primarily through distributors in the United States and through professional beauty and barber retail stores in the U.S.

     Our policy is to maintain an inventory base to service the rapid delivery requirements of our customers. Because of manufacturing lead times and our seasonal sales, it is necessary that we purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel.

Backlog

     Applica’s backlog consists of commitments to order and orders for our products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptances of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of December 31, 2004, Applica had a backlog of approximately $22.3 million compared to $39.4 million as of December 31, 2003. The decrease in the backlog from 2003 to 2004 is primarily attributable to the sale of our Hong Kong manufacturing operations and related loss of contract manufacturing, which involved longer lead-times for product orders. As of March 7, 2005, Applica had a backlog of approximately $29.1 million. We do not believe that the amount of backlog orders is a significant predictor of our business.

Seasonality

     Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third and fourth quarters of the fiscal year, primarily due to increased demand by customers in late summer for “back-to-school” sales and in the fall for the holiday season. The majority of our sales occur from August through November.

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

Regulation

     As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In March 2005, Applica, in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 500,000 Black & Decker® BL 5000, BL 5900 and BL 6000 blenders. Costs and expenses related to this recall are being reimbursed by the supplier who manufactured the blenders.

     Throughout the world, most federal, state, provincial and local authorities require safety regulation certification prior to marketing electrical appliances in those jurisdictions. Within the United States, Underwriters Laboratory, Inc. is the most widely recognized certification body for electrical appliances. UL is an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards. We also use the ETL SEMKO division of Intertek for certification and testing of compliance with UL standards, as well as other nation- and industry-specific standards. We endeavor to have our products designed to meet the certification requirements of, and to be certified in, each of the jurisdictions in which they are sold.

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

Employees

     As of March 1, 2005, Applica had approximately 500 full-time employees in North America, approximately 70 full-time employees in Hong Kong, approximately 900 full-time employees in Mexico and approximately 76 full-time employees in South America and the Caribbean. From time to time, Applica also uses the services of seasonal employees.

     In connection with the acquisition of the Black & Decker Household Products Group, Applica Manufacturing, S. de R.L. de C.V., Applica’s Mexican manufacturing subsidiary, assumed the obligations of Black & Decker, S.A. de C.V. under a collective bargaining agreement with the Single Workers Union of Black & Decker of the State of Queretaro, C.T.M. covering certain employees at our manufacturing plant in Queretaro, Mexico. The wage provisions of this collective bargaining agreement were renegotiated in the first quarter of 2005. To date, the union has not engaged in strikes or work stoppages against Applica. We believe that our relationship with both union and non-union employees continues to be satisfactory.

     In the second half of 2004, Applica sold its Hong Kong-based manufacturing operations which managed approximately 11,000 workers. Additionally, during the fourth quarter of 2004, Applica downsized its Mexican manufacturing operations which resulted in a reduction of approximately 1,500 employees.

Other Matters

     Applica’s Annual Reports on Form 10-K, including this Form 10-K, as well as the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are filed electronically with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

     Additionally, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are available from the Investor Relations link on our website. The website address is www.applicainc.com. All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission. As required by the New York Stock Exchange, copies of the following documents are also available on our website:

•	the charters of the Audit, Compensation and Corporate Governance and Nominating Committees of our Board of Directors;

•	the Corporate Governance Guidelines of our Board of Directors; and

•	our Conflict of Interest and Business Ethics and Code of Conduct policies.

     In May 2004, Applica submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Risk Factors

     You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K for the year ended December 31, 2004, in evaluating us and our business before making an investment decision regarding our securities. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. The risks listed below are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.

Our Business Could Be Adversely Affected By Complications Resulting From Our Implementation Of The New ERP System Or Other New Computer Technologies We Install.

     We are in the process of implementing a significant enterprise resource planning system, or ERP system, along with other new technology, and complications from the project could cause considerable disruptions to our business. While significant testing will take place and the rollout will occur in stages, the period of change from the old system to the new system will involve risk. Application program bugs, system conflict crashes, user error, data integrity issues, customer data conflicts and integration issues among our legacy systems all pose potential risks. Implementing data standards such as UCCnet and RFID, which our largest customers are requiring that we use, all involve significant effort across the entire organization. We expect this implementation to be completed in the second quarter of 2005. However, any delays of this implementation could impact our ability to do business and could result in higher implementation costs and reallocation of human resources.

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

We Purchase A Large Number of Products From One Supplier. Transition Issues And Production-Related Risks With This Supplier Could Jeopardize Our Ability To Realize Anticipated Sales And Profits.

     In July 2004, we sold our Hong Kong-based manufacturing operations. As part of this transaction, Applica entered into a long-term supply agreement with an affiliate of the purchaser, Elec-Tech International (H.K.) Company, Ltd. We purchase a significant number of our products from Elec-Tech. Our business could be adversely affected by complications resulting from the transition of our manufacturing operations in China and our transition from primarily a manufacturer of products to a company that purchases most of its products from third parties.

     To allow us to realize sales and operating profits at anticipated levels, Elec-Tech must deliver high quality products in a timely manner. Among others, the following factors could have a negative effect on our ability to realize sales and profits:

•	substandard product quality; and

•	production schedule realization.

We Depend On Third Party Suppliers For The Manufacturing Of Most Of Our Products Which Subjects Us To Additional Risks.

     Any inability of our suppliers to timely deliver products or any unanticipated changes in our suppliers could be disruptive and costly to us. Our ability to select reliable suppliers who provide timely deliveries of quality products will impact our success in meeting customer demand. Any significant failure by us to obtain products on a timely basis at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on us.

     Most of the products we sell are manufactured by unaffiliated third party suppliers in the Far East, primarily China. International operations are subject to risks including, among others:

•	labor unrest;

•	political instability;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	restrictions on transfers of funds;

•	currency fluctuations;

•	import and export duties and quotas;

•	changes in domestic and international customs and tariffs;

•	unexpected changes in regulatory environments;

•	difficulty in complying with a variety of foreign laws;

•	difficulty in obtaining distribution and support; and

•	potentially adverse tax consequences.

     The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, our financial condition or the results of our operations.

The Failure Of Our Business Strategy Could Have A Material Adverse Effect On Our Business.

     As part of our business strategy, we plan to:

•	introduce new products and further develop our brands;

•	create long-term cost and quality advantages for our customers; and

•	optimize our supply chain.

     Our strategic objectives may not be realized or, if realized, may not result in increased revenue, profitability or market presence. Executing our strategy may also place a strain on our production, information technology systems and other resources. To manage growth effectively, we must maintain a high level of quality, properly manage our third party suppliers, continue to enhance our operational, financial and management systems, including our database management, inventory control and distribution systems, and expand, train and manage our employee base. We may not be able to effectively manage our growth in any one or more of these areas.

We Depend On Purchases From Several Large Customers And Any Significant Decline In These Purchases Or Pressure From These Customers To Reduce Prices Could Have A Negative Effect On Our Business.

     Due to the consolidation of the retail industry, our customer base has become relatively concentrated. Wal-Mart Stores, Inc., our largest single customer, accounted for approximately 35% of our 2004 consolidated net sales, 30% of our 2003 consolidated net sales and 25% of our 2002 consolidated net sales. Our top three customers accounted for approximately 50%, 44% and 39% of consolidated net sales in 2004, 2003 and 2002, respectively. Although we have long-established relationships with many of our customers, we do not have any long-term supply contracts and purchases are generally made using individual purchase orders. Additionally, certain of our larger customers are using their own private label brands on household appliances that compete with our products.

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

Increases In Costs Of Products Will Reduce Our Profitability.

     Factors that are largely beyond our control, such as movements in commodity prices for the specific materials our products are made of, may affect the future cost of our products. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. Recently, we have experienced increases in prices of petroleum, as well as steel, aluminum and copper.

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

Our Business Could Be Adversely Affected By Currency Fluctuations In Our International Operations.

     While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as Mexican pesos and Hong Kong dollars. In addition, while a small portion of our revenues are collected in foreign currencies, such as Canadian dollars, Argentine pesos, Colombian pesos, Chilean pesos and Venezuelan bolivars, a significant portion of the related cost of goods sold are denominated in U.S. dollars. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Our Future Success Requires Us To Develop New And Innovative Products On A Consistent Basis In Order To Increase Revenues And We May Not Be Able To Do So.

     We believe that our future success is heavily dependent upon our ability to continue to make innovations in our existing products and to develop, manufacture and market new products, which generally carry higher margins. We may not be successful in the introduction, marketing and manufacture of any new products or product innovations and we may not be able to develop and introduce in a timely manner innovations to our existing products that satisfy customer needs or achieve market acceptance.

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

Our Business Could Be Adversely Affected By Retailer Inventory Management.

     Changes in retailer inventory management strategies could make inventory management more difficult for us. Because of our significant reliance on unaffiliated third party suppliers in the Far East, our production lead times are relatively long. Therefore, we generally commit to production in advance of customer orders. If retailers significantly change their inventory management strategies or if they or we fail to forecast customer or consumer demand accurately, we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Distribution difficulties may have an adverse effect on our business by increasing the amount of inventory and the cost of warehousing inventory. Any of these results could have a material adverse effect on us.

If We Are Unable To Renew The Black & Decker® Trademark License Agreement, Our Business Could Be Adversely Affected.

     We license the Black & Decker brand for use in marketing small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. Sales of Black & Decker® branded products represented approximately 77% of our total revenue in 2004, 70% in 2003 and 62% in 2002. In October 2004, Applica and The Black & Decker Corporation extended the license agreement through December 2010. Renewals, if mutually agreed upon, will be for five-year periods and will require the payment of minimum annual royalties, which are currently $12.5 million.

Our Business Could Be Adversely Affected By Changes In Trade Relations With China.

     A substantial number of our products are imported from The Peoples’ Republic of China. China gained Permanent Normal Trade Relations with the United States when it acceded to the World Trade Organization, effective January 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States which would adversely impact our sales.

The Infringement Or Loss Of Our Proprietary Rights Could Have An Adverse Effect On Our Business.

     We believe that our rights in owned and licensed names are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks. The breadth or degree of protection that these trademarks afford us may be insufficient, or we may be unable to successfully leverage our trademarks in the future. The costs associated with protecting our intellectual property rights, including litigation costs, may be material. We may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged. Any such inability, particularly with respect to names in which we have made significant capital investments, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on us. In addition, because our business strategy is heavily dependent upon the use of brand names, adverse publicity with respect to products that are not sold by us, but bear the same brand names, could have a material adverse effect on us.

     We also rely on unpatented proprietary manufacturing methodologies and others may independently develop the same or similar technology or otherwise obtain access to our technology. If we are unable to maintain the proprietary nature of our technologies, our business, financial condition and results of operations could be materially adversely affected. Additionally, we distribute products with features for which we have filed or obtained licenses for patents and design registrations in the United States and in several foreign countries. Our patent applications may not ever be obtained. If obtained, they may not afford us commercially significant protection of our technologies.

Our Operating Results Are Affected By Seasonality.

     Our business is highly seasonal with operating results varying from quarter to quarter. We experience higher revenues in the third and fourth quarters of each fiscal year primarily due to increased demand by customers for our products in the late summer for “back-to-school” sales and in the fall for the holiday season. This seasonality has also resulted in additional interest expense to us during the third and fourth quarters of each fiscal year due to an increased need to borrow funds to maintain sufficient working capital to support such increased demand.

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

Government Regulations Could Adversely Impact Our Operations.

     Throughout the world, most federal, state, provincial and local authorities require Underwriters Laboratory, Inc. or other safety regulation certification prior to marketing electrical appliances in those jurisdictions. Most of our products have such certifications. However, our products may not continue to meet such specifications. Many foreign, federal, state and local governments also have enacted laws and regulations that govern the labeling and packaging of products and limit the sale of product containing certain materials deemed to be environmentally sensitive. A determination that we are not in compliance with such rules and regulations could result in the imposition of fines or an award of damages to private litigants.

     Additionally, many of our pest control products are subject to laws and regulations by state and federal environmental agencies. A determination that we are not in compliance with such rules and regulations could result in the prohibition of sales of our products and the imposition of fines.

Item 2. Properties

     The following table sets forth the principal operating facilities of Applica:

Location	Description	Area (Sq. Feet)
Miramar, Florida	Headquarters, general administration, sales office, engineering offices	110,000 Leased(1)

Queretaro, Mexico	Manufacturing, warehouse and office	290,000 Owned

Little Rock, Arkansas	Warehouse and distribution	562,000 Leased

Little Rock, Arkansas Memphis, Tennessee	Warehouse and distribution Warehouse and distribution	245,000 Leased 325,000(2)

Toronto, Canada	Sales office, warehouse and distribution	114,000 Leased

(1)	In October 2004, Applica sold its executive offices located in Miami Lakes, Florida and relocated to a leased facility in Miramar, Florida.

(2)	These facilities are managed by a third party distribution provider.

     We lease additional warehouse and office space in the United States, Hong Kong, Canada and Latin America pursuant to long and short-term contracts. We also contract with third party distribution providers that provide full service warehousing and shipping services. Applica has such arrangements in Miami, Tennessee, California, Puerto Rico, Mexico, Colombia, Venezuela, Chile, Peru, Argentina and Central America. Service contracts are typically short-term in nature, with fixed pricing, and provide for specific performance requirements related to customer service.

     We believe our current facilities are adequate to meet our needs in the foreseeable future. If necessary, we may, from time to time, acquire, sell or downsize current facilities or lease additional facilities for warehousing and/or other activities.

     Applica closed its Shelton, Connecticut office in the third quarter of 2002 and continues to pursue sublease arrangements for the 100,000 square feet of office space located there. Additionally, in the first quarter of 2003, Applica consolidated its sales office and warehouse space in Toronto, Canada. In the third quarter of 2004, Applica sold its Hong Kong-based manufacturing operations and transferred control of the related manufacturing facilities.

Item 3. Legal Proceedings

     Applica is subject to legal proceedings, products liability claims and other claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of Applica. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Applica’s security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     Applica’s common stock, $0.10 par value, is listed for trading on the New York Stock Exchange under the symbol “APN.” The following tables set forth, for the periods indicated, the range of high and low closing prices for the common stock as reported on the New York Stock Exchange:

	Closing Price
	High	Low
2003
First quarter	$5.43	$4.26
Second quarter	$8.66	$4.85
Third quarter	$9.74	$6.05
Fourth quarter	$8.50	$6.42

2004
First quarter	$11.24	$7.29
Second quarter	$14.26	$8.50
Third quarter	$8.91	$3.65
Fourth quarter	$6.05	$3.95

     At March 15, 2005, there were approximately 850 holders of record of our common stock. The number of holders of record of the common stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders.

     Dividends. We are prohibited from declaring or paying cash dividends on our capital stock under the terms of our debt agreements. We did not pay any common stock dividends in 2004 or 2003, and we do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings to finance the expansion of our operations and for general corporate purposes.

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

	2004		2003		2002		2001		2000
	(Dollars in thousands, except per share data)
Statement of Operations:
Net sales	$726,733		$640,639		$727,356		$727,044		$748,751
Equity in net earnings (loss) of joint ventures	$—		$55,570	(2)	$(1,498)		$(128)		$(777)
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	$(73,503)		$25,370		$9,878		$(24,292)		$(22,758)
Income tax expense (benefit)	$59,451		$10,147		$4,826		$4,146		$(1,542)
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	—		—		$(78,829)		—		—
Effective tax rate	(80.9)%		40.0%		48.9%		(17.1)%		6.8%
Net earnings (loss)	$(132,954	)(1)	$15,223	(2)(3)	$(73,777	)(4)	$(28,438	)(5)	$(21,216	)(6)

Balance Sheet:
Working capital	$116,390		$115,767		$137,706		$137,415		$276,981
Current ratio	1.6		1.7		1.8		1.7		3.3
Property, plant and equipment, net	$38,327		$70,389		$76,963		$82,337		$78,200
Total assets	$375,937		$478,836		$521,665		$633,684		$707,935
Long-term debt and other long term liabilities	$62,012		$75,261		$140,301		$135,017		$260,147
Shareholders’ equity	$110,970		$237,613		$219,128		$293,939		$324,474

Per Share Data:
Earnings (loss) per common share – basic	$(5.55	)(1)	$0.65	(2)(3)	($3.15	)(4)	$(1.23	)(5)	$(0.92	)(6)
Earnings (loss) per common share – diluted	$(5.55	)(1)	$0.63	(2)(3)	($3.10	)(4)	$(1.23	)(5)	$(0.92	)(6)
Cash dividends paid	—		—		—		—		—
Book value at year end	$4.60		$10.03		$9.33		$12.61		$14.06
Return on average equity	(76.3)%		6.70%		(28.8)%		(9.2)%		(6.4)%

(1)	During 2004, Applica recorded:

•	an impairment charge of $62.8 million as the result of its annual fair value assessment as of June 30, 2004 of goodwill in accordance with SFAS 142;

•	income tax expense of $57.8 million primarily related to an increase in valuation allowances against net deferred tax assets;

•	restructuring charges of $9.2 million, primarily in connection with the downsizing of our Mexican manufacturing facility;

•	termination benefits of $9.2 million related to resignation of Applica’s Chairman of the Board and the termination of certain other employment and consulting agreements and relationships; and

•	a net gain on the sales of a subsidiary, a division and certain property of $3.9 million.

(2)	During 2003, Applica recorded equity in net earnings of its joint venture in which Applica owns a 50% interest of $55.6 million.

(3)	Also during 2003, Applica recorded:

•	an impairment charge of $7.2 million in connection with an intangible asset related to the Black & Decker® trademark;

•	expenses of $7.0 million related to the restructuring of the Mexican and Chinese manufacturing facilities;

•	restructuring and other charges of $4.7 million related to accrued rental expenses at the Shelton, Connecticut facility, which was closed in the third quarter of 2002;

•	a reversal of $4.1 million in product recall related expenses recorded in cost of sales; and

•	expenses in an aggregate amount of $3.9 million related to the early extinguishment of $65.0 million of our 10% notes.

(4)	In 2002, Applica recorded:

•	an adjustment of $121.3 million ($78.8 million, or $3.31 per share, net of tax on a full year and fully diluted basis) to reduce the carrying value of goodwill to its implied fair value, which was recorded pursuant to the provisions of SFAS 142 “Goodwill and Other Intangible Assets”; and

•	restructuring expenses of $10.6 million relating to the infrastructure consolidation.

(5)	In 2001, Applica took charges relating to several events in the aggregate amount of $28.2 million. These charges included:

•	$13.4 million related to a product recall;

•	$6.8 million related to infrastructure consolidation;

•	$5.2 million of such charges related to Applica’s execution of a new four-year senior secured revolving credit facility and the write-off of fees and expenses associated with the terminated credit facility; and

•	$1.5 million related to the devaluation of the Argentinean peso and $1.0 million related to the settlement of the shareholder class action litigation.

(6)	Includes primarily non-cash charges totaling $37.7 million in 2000. Such charges included:

•	a repositioning charge of $34.1 million, of which $30.1 million was included in cost of goods sold and $4.0 million was included in selling, general and administrative expenses; and

•	a loss on asset held for sale of $3.6 million.

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

     Applica is a marketer and distributor of a broad range of branded small household appliances. Applica markets and distributes kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, and its own brand names, such as Windmere®, LitterMaid®, Belson® and Applica®. Applica’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. Applica also operates a manufacturing facility in Mexico.

     The small electric consumer goods sector of the household appliance industry is a mature industry characterized by intense competition based on price, quality, retail shelf space, product design, trade names, new product introduction, marketing and distribution approaches. Applica competes with both domestic and international distributors and manufacturers primarily at mid-tier price points.

     We continuously have to balance the cost of our products, without compromising quality, with the price constraints from our customers. The prices of raw materials such as copper, steel and plastics have significantly increased in recent years and are expected to continue to be high in the foreseeable future. This has negatively impacted our gross margins by increasing the price we pay for our products and is expected to continue to negatively impact our margins in 2005.

     We have been focused on making changes to combat the margin pressures resulting from the combination of the inflation of raw materials prices and the deflationary pressures from the retail environment. The most significant steps taken recently were the downsizing and ultimate sale of our manufacturing operations in Hong Kong, the downsizing of our manufacturing operations in Mexico, the establishment of strategic sourcing partners and joint product development relationships. We are also continuing to focus on innovative products with proprietary technologies, design and higher margins.

     We continue to rationalize our Mexican manufacturing operations. In 2004, we shifted a significant amount of production from Mexico to third parties in China. As part of the rationalization, we also plan to sell the building housing our factory in Mexico. In 2004, we began to reduce our Mexican manufacturing capacity to reflect only the volume needed for the Mexican marketplace, which will continue into 2005.

     Additionally, in late 2004, we initiated an annual product and customer profitability review. Through this process, management identifies products sold to customers that do not meet Applica’s product profitability threshold. Once those products are identified, management either requests a price increase from the applicable customer or cost reductions from the applicable supplier. If the combination of price increases and cost reductions does not increase the product’s profitability to meet the threshold, Applica will not offer such product to the customer. This initiative will significantly reduce the number of products we offer in 2005 and beyond. As a result, we expect our sales volume to decrease in 2005; however, this process is expected to result in higher gross margin percentages.

Outlook

     This section contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including the specific factors set forth in “Risk Factors” in Item 1. Business above. You should carefully consider these risk factors, together with the other information contained in this annual report on Form 10-K for the year ended December 31, 2004, in evaluating us and our business before making an investment decision regarding our securities.

     We intend to update this “Outlook” section in our Quarterly Reports on Form 10-Q subsequently filed with the SEC; however, Applica disclaims any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     Management anticipates that net sales for the year ended December 31, 2005 will be between $630 million and $650 million. The decrease in sales will primarily result from:

•	the elimination of sales of certain products identified in our product and customer profitability review that did not meet our profitability threshold;

•	the loss of a significant portion of our contract manufacturing sales as the result of the sale of our Hong Kong-based manufacturing operations in July 2004 (which sales totaled $14.2 million in 2004); and

•	the sale of the Jerdon hotel and hospitality division in October 2004 (which had sales of $8.6 million in 2004).

     Earnings for 2005 are expected to be between $0.35 and $0.45 per diluted share.

     Management anticipates that gross margins will be approximately 31.5% in 2005. Management expects gross margins to increase in 2005 as the result of:

•	the product and customer profitability review initiated for 2005; and

•	the continued shift of the manufacture of products from Mexico to China.

     The gross margin guidance includes continued Mexican manufacturing restructuring costs of up to $7.0 million. See additional information on the Mexican restructuring below.

     Management expects that selling, general and administrative operating expenses will decrease to approximately 28% of sales as the result of:

•	improvements in freight and warehousing resulting from lower sales and lower average inventory, as well as improved product flow as we complete our manufacturing-to-sourcing transition;

•	a planned decrease in national advertising; and

•	lower legal and consulting fees.

     Management expects to record earnings of approximately $3.0 to $4.0 million relating to the receipt of escrowed funds from the sale of an investment by a joint venture, which was 50% owned by Applica and which has been liquidated.

     Management anticipates having depreciation expense of approximately $11.0 million in 2005 and amortization expense of approximately $2.3 million.

     Management anticipates that interest expense will increase to approximately $10.5 million for 2005 as the result of higher interest rates.

     Management anticipates that the effective tax rate for 2005 will be 30%.

     Capital expenditures are planned to be approximately $13.0 million, driven by new products and the final stages of our information technology/ERP initiative. Management expects that capital expenditures for our Mexican manufacturing operations will decrease in 2005 as we continue to downsize our manufacturing operations in Mexico.

     For the quarter ended March 31, 2005, we believe that sales will be between $120 million and $125 million and there will be a loss per share of $0.20 to $0.25.

     Mexico Restructuring. We continue to rationalize our Mexican manufacturing operations. Management will continue to downsize the Mexican manufacturing facilities and expects to incur up to an additional $7.0 million in restructuring costs in 2005, of which up to $3.0 million could be cash severance costs. As part of such rationalization, we plan to sell the building housing our factory in Mexico, which we expect will result in a gain over the current book value. The expected restructuring costs set forth above do not reflect the expected gain on the sale of the building.

     As part of our continued downsizing efforts in Mexico, we will be producing the next generation of the Home Café coffee maker at a third party supplier in China. As part of the transition, we pre-built all of the first generation Home Café coffee maker needed in 2005 in the first two months of 2005. As a result, in the first quarter, we incurred a portion of the $7.0 million in restructuring cost, which was related to the Home Café production and which did not qualify for accrual at year end. The machinery and equipment related to the Home Café production in Mexico and excess raw materials inventory were reduced to their fair value as of December 31, 2004 and a corresponding impairment charge was recorded in the fourth quarter of 2004.

     American Jobs Creation Act. We are still evaluating the impact to Applica from the recent enactment of the American Jobs Creation Act of 2004. This law provides for a temporary dividends received deduction on reinvested dividends from controlled foreign corporations to the U.S. Applica repatriated $78.4 million during the fourth quarter of 2004. Certain of these dividends may be excluded from taxable income pursuant to the Act and may result in future tax benefits.

     Blender Recall. In March 2005, Applica, in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 500,000 Black & Decker® branded BL 5000, BL 5900 and BL 6000 blenders. Costs and expenses related to this recall are being reimbursed by the supplier who manufactured the blenders.

Use of Estimates and Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes included in Schedule I to this Annual Report on Form 10-K. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Applica believes that of its critical accounting policies, the following had a significant effect on the operations for 2004 and 2003:

     Income Taxes. Applica is subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in Applica’s financial statements and tax returns. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. Applica evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

     Applica records a valuation allowance to reduce its deferred tax assets to the amount that Applica believes will more likely than not be realized. While Applica has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to tax expense in the period such determination is made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

     Collectibility of Accounts Receivable. Applica records allowances for estimated losses resulting from the inability of our customers to make required payments on their balances. We assess the credit worthiness of our customers based on multiple sources of information and analyze factors including:

•	our historical bad debt experiences;

•	publicly available information regarding our customers and the inherent credit risk related to them;

•	information from subscription-based credit reporting companies;

•	trade association data and reports;

•	current economic trends; and

•	changes in customer payment terms or payment patterns.

     This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at December 31, 2004, resulting in a charge to income in the period such determination is made. Conversely, if the financial condition of our customers were to improve or our judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination is made.

     Inventory. Applica values inventory at the lower of cost or market, using the first-in, first-out (FIFO) method, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, Applica writes down the related inventory to the estimated net realizable value. Applica regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the saleability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on Applica’s result of operations and the valuation of its inventory, resulting in a charge to income in the period such determination is made.

     Product Liability Claims and Litigation. Applica is subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. We maintain accruals for such costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate. With respect to product liability claims, Applica estimates the amount of ultimate liability in excess of applicable insurance coverage based on historical claims experience and current claim estimates, as well as other available facts and circumstances.

     We believe that the amount of ultimate liability of our current claims and litigation matters, if any, is not likely to have a material effect on our business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, unfavorable significant changes in the estimated exposures could occur resulting in a charge to income in the period such determination is made. Conversely, if favorable changes in the estimated exposures occur, a reduction in the accruals may be required resulting in an increase in income in the period such determination is made.

     Goodwill. On an annual basis, management assesses the composition of Applica’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. Applica selected June 30th as the annual impairment test date. Applica may also test earlier if facts and circumstances indicate that there may be a potential impairment. The test for impairment is based upon a number of factors, including operating results, business plans and projected future cash flows. Applica wrote off its remaining goodwill of $62.8 million in the second quarter of 2004.

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

     Other Estimates. Estimates in connection with specific events have a significant effect on accruals for, among others, the consolidation of operations, plant closings, reduction in employees and product recalls. Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Historically, changes to these estimates have not had a material impact on our financial condition but have significantly affected operations from time to time. However, circumstances could change which may alter future expectations.

Results of Operations

     The operating results of Applica expressed as a percentage of sales are set forth in the table below:

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods sold	69.7	70.6	68.6
Restructuring charges	1.3	1.1	—
Product recall	—	(0.6)	—

Gross profit	29.0	28.9	31.4
Selling, general and administrative expenses:
Operating expenses	28.6	29.1	26.3
Termination benefits	1.3	—	—
Gain on the sale of subsidiary, division and property, net	(0.5)	—	—
Restructuring and other (credits) charges	(0.1)	0.7	1.5
Impairment of goodwill	8.6	—	—
Impairment of intangible asset	—	1.1	—

Operating (loss) earnings	(8.9)	(2.0)	3.7
Other expense	1.2	2.7	2.1

(Loss) earnings before equity in net (loss) earnings of joint venture and income taxes	(10.1)	(4.7)	1.6
Equity in net earnings (loss) of joint ventures	—	8.7	(0.2)

(Loss) earnings before income taxes and cumulative effect of change in accounting principle	(10.1)	4.0	1.4
Income tax provision	8.2	1.6	0.7

(Loss) earnings before cumulative effect of change in accounting principle	(18.3)	2.4	0.7
Cumulative effect of change in accounting principle, net of tax	—	—	(10.8)

Net (loss) earnings	(18.3)%	2.4%	(10.1)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net Sales. Sales increased by $86.1 million to $726.7 million, an increase of 13.4% over 2003. Sales to Wal-Mart Stores, Inc., our largest customer, accounted for 34.7% and 29.8% of total sales for the 2004 and 2003 periods, respectively.

     Sales for the Household Product segment for the year ended December 31, 2004 increased from $543.3 million to $645.3 million. For the year ended December 31, 2004:

•	sales of Black & Decker branded products increased by $108.2 million to $556.6 million; and

•	sales of Littermaid® branded products increased by $3.6 million to $37.6 million.

In 2004, sales of Black & Decker branded products increased as the result of (1) the introduction of several new products; including the Home Café™ single-cup brewing system, which was co-developed with The Procter & Gamble Company, and (2) the success of Lids Off™ Jar Opener and new items introduced under the Gizmo™ sub brand. Additionally, starting in the second quarter of 2004, the majority of our pest products were marketed under the Black & Decker® brand. These increases were offset by decreases in sales of Windmere®, Weitech (pest control) and other branded products of $9.8 million to $51.1 million.

     Sales for the Professional Personal Care segment for the year ended December 31, 2004 decreased from $69.0 million to $64.9 million over the 2003 period. This decrease was primarily the result of the sale of the Jerdon hotel and hospitality business in October 2004. Sales of products by the Jerdon division totaled $8.6 million in 2004 and $13.3 million in 2003.

     Sales for the Manufacturing segment for the year ended December 31, 2004 decreased from $291.5 million to $191.4 million over the 2003 period. In 2004, the intersegment sales decreased from $263.1 million to $174.9 million. In 2004, contract manufacturing decreased from $28.2 million to $17.7 million, primarily as the result of the sale of our Hong Kong-based manufacturing operations in July 2004. Contract manufacturing sales from our Hong Kong manufacturing operations were $14.2 million in 2004 and $24.6 million in 2003.

     Restructuring Charges. In 2004, Applica incurred restructuring charges of $9.2 million, primarily relating to the continued downsizing of its Mexican manufacturing operations. We continue to rationalize our Mexican manufacturing operations. Management will continue to downsize the Mexican manufacturing facilities and expects to incur up to an additional $7.0 million in restructuring costs in 2005. As part of such rationalization, we plan to sell the building housing our factory in Queretaro, Mexico, which we expect will result in a gain over the current book value. Additionally, we continue to reduce our Mexican manufacturing capacity to reflect only the volume needed for the Mexican marketplace. We expect these events to occur within the next 12 months, however, not necessarily in the same quarter.

     In 2003, Applica incurred restructuring charges relating to its reduction of fixed costs and capacity at its Chinese and Mexican manufacturing operations. We reduced the labor force in our Chinese facilities and closed one factory, which resulted in restructuring costs of approximately $3.7 million. Additionally, Applica incurred approximately $3.3 million in restructuring costs associated with its downsizing of its Mexican manufacturing operations related to the movement of production of irons and toaster ovens to lower cost suppliers in the Far East.

     Product Recall Expenses. In February 2002, Applica voluntarily recalled approximately 2.1 million Black & Decker® branded T1200 and T1400 toasters. In 2001, Applica took a charge to cost of sales of $13.4 million relating to the estimated expenses of such recalls. In 2003 and 2002, $638,000 and $8.7 million were charged against the accrual, respectively. During 2003, recall claims continued to diminish considerably. In the fourth quarter of 2003, management determined that an accrual related to the product recall was no longer required and $4.1 million of such accrual was reversed and was included as a reduction of cost of sales.

     In March 2005, Applica, in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 500,000 Black & Decker® branded BL 5000, BL 5900 and BL 6000 blenders. Costs and expenses related to this recall are being reimbursed by the supplier who manufactured the blenders.

     Gross Profit. Applica’s gross profit increased by $25.5 million to $210.8 million in 2004 as the result of higher sales volume. Applica’s gross profit margin as a percentage of sales increased slightly to 29.0% for the year ended December 31, 2004 as compared to 28.9% for 2003. The gross profit margin increase was primarily attributed to:

•	the movement of production of core products from our manufacturing facility in Mexico to third parties in China;

•	a better overall product mix; and

•	lower unabsorbed costs at our manufacturing facilities, primarily in the first half of 2004, due to higher production levels compared to the same period in 2003.

     The increase was offset primarily by:

•	restructuring charges of $9.2 million incurred in 2004, primarily relating to our downsizing of our Mexican and Chinese manufacturing operations; and

•	higher prices for raw materials.

     Selling, General and Administrative Expenses.

     Operating Expenses. Operating expenses for Applica increased $21.5 million, or 11.5%, for the year ended December 31, 2004 to $208.1 million as compared to 2003. The following factors contributed to the increase in operating expenses in 2004 compared to 2003:

•	increases of $14.2 million in freight and distribution expenses;

•	increases of $10.8 million in royalty expenses, primarily related to Black & Decker® royalties; and

•	increases of $4.7 million in advertising and promotional expenses.

     The increase in freight and distribution expenses was primarily the result of late product deliveries from our factories and suppliers which resulted in the need to expedite orders directly to our customers nationwide at a significant premium. Additionally, increases in sales volume and fuel costs contributed to the increase.

     These increases were partially offset by:

•	lower amortization of intangible assets of $7.1 million, primarily related to the write-off of the unamortized book value of an intangible asset related to the Black & Decker® tradename in the fourth quarter of 2003; and

•	a decrease in legal expenses of $3.2 million, primarily as the result of the significant legal expenses related to the Tilia litigation , which was settled in 2004.

     Operating expenses decreased as a percentage of sales to 28.6% in 2004 from 29.1% in the 2003 period primarily as the result of higher sales volume in 2004 leveraging fixed costs.

     Termination Benefits. In the third quarter of 2004, Applica incurred termination costs of approximately $9.2 million related to the resignation of Applica’s Chairman of the Board and the termination of certain other employment and consulting agreements and relationships.

     Gain on the Sale of Subsidiary, Division and Property. In the third quarter of 2004, we sold Applica Durable Manufacturing Limited, our Hong Kong manufacturing subsidiary, and recorded a loss on the sale of approximately $0.8 million, primarily from the realization of cumulative foreign currency translation adjustments. In the fourth quarter of 2004, we sold the Jerdon hotel and hospitality division and recorded a gain on sale of approximately $3.4 million. Also in the fourth quarter, we sold our executive offices located in Miami Lakes, Florida, which resulted in a gain of approximately $1.3 million.

     Restructuring and Other (Credits) Charges. In the first quarter of 2004, we settled an outstanding litigation matter for $125,000 and reversed the remaining accrual of $563,000 related to such litigation. In 2003, Applica incurred additional expenses of $4.7 million relating to its previous decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida. Applica was unable to rent a majority of the facility for the remainder of its lease as originally planned.

     Impairment of Goodwill. As of June 30, 2004, we performed our annual fair value assessment of goodwill, with the assistance of an independent third party valuation group, and determined that the implied value of Applica’s goodwill was zero, resulting in a non-cash adjustment in the carrying value of goodwill of $62.8 million. The impairment charge was included as a component of selling, general and administrative expenses in the consolidated statement of operations of 2004.

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

     The impairment of goodwill was primarily due to lower than expected cash flows, resulting from lower-than-anticipated gross profit margins attributable to increased costs of raw materials and higher transportation costs, which are expected to continue for the foreseeable future. The implied fair value of goodwill was estimated using a combination of market multiples, comparable transactions and discounted cash flow methodologies.

     The implied fair value of goodwill was determined by allocating Applica’s fair value to all of Applica’s assets and liabilities. Any excess of fair value over the amount allocated represented implied fair value of goodwill. The allocation process was performed solely for purposes of testing goodwill for impairment. Thus, the carrying amounts of assets and liabilities, other than goodwill, were not affected.

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

     Impairment of Intangible Asset. In June 1998, Applica acquired the household products group of The Black & Decker Corporation for $319.8 million in cash and assumed certain related liabilities. As part of the acquisition, Applica acquired the right to use the Black & Decker® trademark in four product categories: garment care, cooking, food preparation and beverage. Applica has the right to sell products under this license agreement in North America, Central America, and South America, excluding Brazil. The excess of the purchase price over the estimated fair value of the acquired net assets was $228.8 million, of which $47.2 million was allocated to an intangible asset related to the Black & Decker® trademark and the remaining $181.6 million was allocated to goodwill. The $47.2 million assigned to the fair value of the intangible asset was based on a valuation analysis performed by Applica as of June 1998. For the first five years (through June 30, 2003), the license was on a royalty free basis for the core product categories. Mutually agreed upon renewals were to be at the stated royalty rate, along with specified minimum royalty payments. The agreement provided for an initial period of five years, with a subsequent five-year extended term and up to three additional five-year extensions.

     Beginning in 2002, sales of Black & Decker® branded products under the original four product categories began to decrease significantly, which decrease continued through December 31, 2003. Sales of Black & Decker® branded products under the original four product categories for 2003, 2002, and 2001 were $399 million, $429 million and $446 million, respectively. As a result of the continuation of the lower sales of Black & Decker® branded products in the four core product categories in the third and fourth quarter of 2003 (which are Applica’s busiest quarters due to the seasonality of our business), management determined that a triggering event had occurred in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, Applica performed a valuation analysis by calculating the expected effective royalty rate in 2004 through 2006, taking into account the minimum royalties, as well as the projected sales of Black & Decker® branded products under the original four categories. Based on the valuation analysis, management believed that there was no remaining value in the initial intangible asset as of December 31, 2003. Accordingly, Applica recorded an impairment charge of approximately $7.2 million to write off the unamortized book value of the intangible asset. The impairment charge was reflected in the fourth quarter of 2003 because the decreased fourth quarter sales provided further confirmation of an impairment. Pursuant to the requirements of SFAS 144 and as a result of Applica’s valuation analysis, the impairment charge was classified as a component of income from operations.

     Interest Expense. Interest expense decreased by $4.2 million, or 30.0%, to $9.8 million in 2004 as compared to $14.0 million in 2003 as the result of lower debt levels and lower average interest rates. The lower debt levels resulted from the redemption of $65.0 million of our 10% Senior Subordinated Notes due 2008 during the second half of 2003 and the redemption of $4.25 million in February 2004.

     Loss On Early Extinguishment of Debt. In February 2004, Applica redeemed $4.25 million of our 10% notes. The notes were redeemed at prices between 103.25% and 103.33% of the principal amount, plus accrued interest. The cost of the redemption included $187,000 in prepayment premiums and the pro-rata write-off of deferred financing costs related to the redemption. In July, October and November 2003, Applica redeemed a total of $65 million of the notes. The notes were redeemed at prices between 103% and 105% of the principal amount, plus accrued interest. The cost of the 2003 redemption included $2.8 million in prepayment premiums and $1.1 million related to the pro-rata write-off of deferred financing costs.

     Equity in Net Earnings of Joint Venture. In July 2003, ZonePerfect Nutrition Company, an investment held by a partnership that was 50% owned by Applica, was sold for approximately $160.0 million. Such sale resulted in an increase in net earnings of joint ventures of $55.6 million in 2003.

     A portion of the sale price was being held in escrow as of December 31, 2004 and 2003, $8.4 million of which is owed to Applica. Half of this amount ($4.2 million) was recorded as part of the increase in net earnings of joint ventures in 2003. Management believed that the collection of the remaining $4.2 million was uncertain and, therefore, such amount was not recorded into income as of December 31, 2004.

     In July 2003, the general partner of the partnership began the process of dissolving the partnership by distributing the remaining individual investments to the partners. The partnership was dissolved in the third quarter of 2004.

     Vendor Consideration. Applica’s supplier of vacuum packaging products has agreed to reimburse us $4.0 million for a portion of the costs of litigating a patent infringement matter with Tilia International, Inc. The reimbursement is evidenced by an unsecured note receivable bearing interest at 6% per annum and is payable in equal quarterly installments of $200,000, plus interest, over five years. We believe that the ultimate collection of the note receivable is not assured and is dependent on Applica’s future purchases from the supplier. Therefore, the amount collected on the note receivable is recorded on the “cash basis” over the five-year period as a reduction of future product costs. Applica recorded $380,000 (principal plus interest) as a reduction of cost of goods sold for the year ended December 31, 2004.

     Taxes. Applica’s tax provision is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For 2004, Applica incurred a tax expense of $59.5 million, which included the impact of an impairment of goodwill, a provision for previously untaxed foreign earnings, and additional valuation allowances on deferred tax assets. For 2003, Applica incurred a tax expense of $10.1 million.

     In the second quarter of 2004, Applica changed its position regarding the permanent investment of certain foreign undistributed earnings, primarily as a result of its decision to exit its Hong Kong-based manufacturing operations. In the fourth quarter of 2004, Applica repatriated $78.4 million of the $85.5 million of the previously untaxed earnings for which a related tax expense of $24.0 million was recorded in the second quarter of 2004.

     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of its quarterly reviews, Applica concluded that it was appropriate to record additional valuation allowances of $75.2 million in 2004. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $11.2 million as of December 31, 2004, primarily from identified tax planning strategies.

     We expect to continue to maintain a valuation allowance on certain future tax benefits until an appropriate level of profitability is reached or we are able to develop tax strategies which would enable us to conclude that it is more likely than not that a portion of our net deferred tax assets would be realized.

     We are still evaluating the impact on Applica of the recent enactment of the American Jobs Creation Act of 2004. This law provides for a temporary dividends received deduction on reinvested dividends from controlled foreign corporations to the U.S. Applica repatriated $78.4 million during the fourth quarter of 2004. Certain of these dividends may be excluded from taxable income pursuant to the Act and may result in future tax benefits.

     For additional information regarding taxes, see Note L of the Notes to Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K.

     Earnings Per Share. Weighted average basic shares for the periods ended December 31, 2004 and 2003 were 23,974,664 and 23,572,857, respectively. Included in diluted shares is the dilutive effect of common stock equivalents relating to stock options of 424,703 for the year ended December 31, 2003. All common stock equivalents have been excluded from the diluted per share calculations in 2004 because their inclusion would have been anti-dilutive. Potential common stock equivalents at December 31, 2004 and 2003 were 2,755,207 and 1,494,685 with exercise prices ranging from $3.63 to $31.69 per share and $6.75 and $31.69 per share, respectively.

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

     Restructuring Charges. In 2003, Applica incurred restructuring charges relating to the reduction of fixed costs at its Hong Kong-based and Mexican manufacturing facilities. We reduced the labor force in the Chinese facilities managed by Applica Durable and closed one factory, which resulted in restructuring costs of approximately $3.7 million. Additionally, Applica incurred approximately $3.3 million in restructuring costs associated with its downsizing of its Mexican manufacturing operations to move production of certain items to China.

     Product Recall Expenses. In February 2002, Applica Consumer Products, Inc., in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 2.1 million Black & Decker® branded T1200 and T1400 toasters. In 2001, Applica took a charge to cost of sales of $13.4 million relating to the estimated expenses of such recalls. In 2003 and 2002, $638,000 and $8.7 million were charged against the accrual, respectively. During 2003, recall claims continued to diminish considerably. In the fourth quarter of 2003, management determined that an accrual related to the product recall was no longer required and $4.1 million of such accrual was reversed and was included as a reduction of cost of sales.

     Gross Profit. Applica’s gross profit decreased by $43.1 million to $185.3 million in 2003 as the result of lower sales volume and lower gross profit margins. Applica’s gross profit margin decreased to 28.9% for the year ended December 31, 2003 as compared to 31.4% for 2002. The gross profit margin decrease was primarily attributed to:

•	unabsorbed overhead at our factories related to lower production levels;

•	$7.0 million in manufacturing retrenchment costs incurred in the fourth quarter of 2003, and

•	a poor product mix.

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

     Restructuring and Other Charges. In 2003, Applica incurred additional expenses of $4.7 million relating to its previous decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida. Applica was unable to rent a majority of the facility for the remainder of its lease as originally planned. For the year ended December 31, 2002, Applica incurred expenses of $10.6 million relating to its decision to consolidate its Shelton, Connecticut office with the headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. Such consolidation was completed in the third quarter of 2002.

     Impairment of Intangible Asset. In June 1998, Applica acquired the household products group of The Black and Decker Corporation for $319.8 million in cash and assumed certain related liabilities. As part of the acquisition, Applica acquired the right to use the Black & Decker® trademark in four product categories: garment care, cooking, food preparation and beverage. Applica has the right to sell products under this license agreement in North America, Central America, and South America, excluding Brazil. The excess of the purchase price over the estimated fair value of the acquired net assets was $228.8 million, of which $47.2 million was allocated to an intangible asset related to the Black & Decker® trademark and the remaining $181.6 million was allocated to goodwill. The $47.2 million assigned to the fair value of the intangible asset was based on a benefit performed by Applica as of June 1998. For the first five years (through June 30, 2003), the license was on a royalty free basis for the core product categories. Mutually agreed upon renewals were to be at the stated royalty rate, along with specified minimum royalty payments. The agreement provided for an initial period of five years, with a subsequent five-year extended term and up to three additional five-year extensions.

     Beginning in 2002, sales of Black & Decker® branded products under the original four product categories started to decrease significantly and continued through December 31, 2003. Sales of Black & Decker® branded products under the original four product categories for 2003, 2002, and 2001 were $399 million, $429 million and $446 million, respectively. As a result of the continuation of the lower sales of Black & Decker® branded products in the four core product categories in the third and fourth quarter of 2003 (which are Applica’s busiest quarters due to the seasonality of our business), management determined that a triggering event had occurred in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, Applica performed a valuation analysis by calculating the expected effective royalty rate in 2004 through 2006, taking into account the minimum royalties as well as the projected sales of Black & Decker® branded products under the original four categories. Based on the valuation analysis, management believes that there is no remaining value in the initial intangible asset as of December 31, 2003. Accordingly, Applica recorded an impairment charge of approximately $7.2 million to write off the unamortized book value of the intangible asset. The impairment charge is reflected in the fourth quarter of 2003 because the decreased fourth quarter sales provided further confirmation of an impairment. Pursuant to the requirements of SFAS 144 and as a result of Applica’s benefit analysis, the impairment charge is classified as a component of income from operations.

     Interest Expense. Interest expense decreased by $3.6 million, or 20.5%, to $14.0 million for the twelve months ended December 31, 2003, as compared to $17.6 million for 2002, as the result of lower debt levels and lower average interest rates. The lower debt levels and lower interest rates resulted from the redemption of $65.0 million of the 10% notes.

     Loss On Early Extinguishment of Debt. In July, October and November 2003, Applica redeemed a total of $65.0 million of its $130.0 million 10% Senior Subordinated Notes due 2008. The notes were redeemed, primarily using the cash proceeds from the distribution of earnings by the Anasazi joint venture, at prices between 103% and 105% of the principal amount, plus accrued interest up to, but not including, the redemption date. The cost of the redemption of the notes included $2.8 million in prepayment premiums and approximately $1.1 million related to the write-off of deferred financing costs.

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

     Equity in Net Earnings (Loss) of Joint Ventures. The equity in net earnings (loss) of joint venture increased from a $1.5 million loss in 2002 to earnings of $55.6 million in 2003. The equity in net earnings resulted primarily from a gain in the fair value of an investment in ZonePerfect Nutrition Company held by Anasazi Partners L.P., a partnership that was owned 50% by Applica.

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

     For additional information regarding taxes, see Note L of the Notes to Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K.

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

     Earnings Per Share. Weighted average basic shares for the periods ended December 31, 2003 and 2002 were 23,572,857 and 23,415,186, respectively. Included in diluted shares are the dilutive effect of common stock equivalents relating to stock options of 424,703 for the year ended December 31, 2003 and 403,275 for the year ended December 31, 2002. Potential common stock equivalents at December 31, 2003 and 2002 were 1,494,685 and 642,964 with exercise prices ranging from $6.75 to $31.69 per share and $7.60 and $31.69 per share, respectively.

Financial Condition

Cash Requirements

     At December 31, 2004, our contractual obligations and commercial commitments were as follows:

	Payment due in:
			2006 to	2008 to	More than
Contractual Obligations	Total	2005	2007	2009	5 years
	(In thousands)
Debt Obligations	$153,463	$3,914	$—	$149,549	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	23,264	$5,432	7,122	4,379	6,331
Purchase Obligations	—	—	—	—	—
Licenses	76,350	12,650	25,300	25,300	13,100
Other Long-Term Liabilities Reflected on the Balance Sheet	1,004	1,004	—	—	—

	$254,081	23,000	$32,422	$179,228	$19,431

     Our material short-term cash requirements are the funds necessary to maintain current operations and achieve our business strategy, including purchasing inventory, financing accounts receivable and paying operating expenses, including Black and Decker® royalty payments, lease payments and interest costs. We expect our operating expenses to remain similar to historical percentages of sales. We expect our Black and Decker® royalty payments to increase as sales of Black & Decker® branded products increase. Our interest costs will fluctuate based upon interest rates, as well as our ability to generate cash flow to pay down debt. The table above provides a summary of other future expected cash obligations. In addition, we require funds for capital expenditures for tooling for new products, information technology improvements and other improvements. Beginning in 2005, capital expenditures are anticipated to be less than prior years, as a result of the sale of our Hong Kong-based manufacturing operations, the downsizing of our manufacturing operations in Mexico and the completion of the first phase of our ERP implementation.

     Additionally, in 2005, we will pay approximately $4.0 million in cash severance benefits to terminated executives and senior management. The cash severance to one former executive has been reduced by amounts due to

Applica. We paid approximately $2.2 million of such benefits during 2004. We also paid approximately $1.2 million in severance and other benefits to employees at our Mexican manufacturing facility as a result of the planned downsizing of the facility. We expect to pay an additional $3.0 million in severance during 2005, as we continue the restructuring of our Mexican manufacturing subsidiary.

     Historically, we have financed our short-term cash requirements primarily through cash flows from operations, borrowings under our domestic credit facility, other short-term borrowings, and the sale of certain assets. We expect to continue to do the same in the future.

     Our material long-term cash requirements consist mainly of the $60.8 million of our 10% notes, which are due in July 2008. In addition, our ongoing future cash requirements include future operating expenses, payments under our Black and Decker® trademark license, capital expenditures, interest expense and lease payments.

     We expect to have sufficient liquidity from cash flow from operations and borrowings under our credit facility to finance our long-term cash requirements. If necessary, we believe we will have access to the capital markets to fund any unexpected long-term cash requirements.

Sources and Uses of Cash

     Operating Activities. In 2004, Applica’s operations used $63.6 million in cash flow, compared with the generation of cash of $27.5 million in 2003. The decrease in operating cash flows from the prior year was principally due to higher working capital to support the higher sales recorded in 2004. We experienced higher sales mainly due to the growth in sales of Black and Decker® branded products. In addition, inventory was higher during 2004 as we built transitional inventory to support the sale of our Hong Kong manufacturing operations and the transition of production of certain products from Mexico to China. We expect 2005 working capital requirements to be lower, as we are anticipating lower level of sales as a result of our customer and product review process initiatives, as well as less transitional inventory.

     Our results of operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. In addition, Applica uses foreign exchange contracts, which usually mature within one year, to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases by our foreign commercial subsidiaries in Canada and Latin America.

     Investing Activities. For the year ended December 31, 2004, investing activities generated cash of $34.1 million compared to $33.4 million of cash generated in 2003. During 2004, we received approximately $47.4 million from the sale of assets, in addition to $1.2 million from joint venture distributions. During 2003, we received $51.4 million from joint venture distributions. Offsetting these receipts were capital expenditures of $14.6 million and $18.5 million in 2004 and 2003, respectively. Capital expenditures decreased in 2004 by approximately $4.0 million. In 2004, we sold our Hong Kong-based manufacturing operations and restructured our Mexican manufacturing operations, which resulted in approximately $12.4 million less in expenditures. The decrease was offset by a $8.4 million increase in capital spending on our new ERP implementation.

     Applica makes capital expenditures primarily for new product development and maintenance of its manufacturing facility. In addition, Applica is in the process of finishing a major upgrade of its information technology infrastructure, including the installation of a new ERP system. Capital expenditures for 2005 are expected to be approximately $13.0 million and are allocated as follows:

•	$7.0 million for new products;

•	$4.0 million for information technology (including $1.2 million for the ERP implementation, $1.1 million for information technology upgrades and $0.9 for the installation of radio frequency identification (RFID) capabilities in our warehouses); and

•	$2.0 million for other improvements.

     Applica plans to fund such capital expenditure from cash flow from operations and, if necessary, borrowings under its credit facility.

     Financing Activities. Net cash provided in financing activities was $26.5 million in 2004, compared to cash used of $58.8 million in 2003. Financing activities for 2004 included more borrowings under our lines of credit to fund the increase in working capital, partially offset by the payoff of the mortgage on the property located in Miami Lakes, Florida and $4.4 million for the redemption of $4.25 million of our 10% notes. During 2003, we used proceeds from joint venture distributions and cash flow to repurchase $65.0 million of our 10% notes.

     Management continues to review its opportunities to repurchase additional 10% notes depending on several factors, including availability under Applica’s credit facility, the market price of the 10% notes and projected cash flow.

Debt Instruments, Guarantees and Related Covenants

     Applica amended and restated its domestic credit facility in November 2004. The revised $175 million asset-based senior secured revolving credit facility matures in November 2009. The facility includes a $50 million accordion feature, which gives us the ability to increase the credit facility to $205 million, upon approval of our bank group. Advances under the facility are governed by Applica’s collateral value, which is based primarily on percentages of outstanding eligible accounts receivable and inventories. Other changes to the amended credit facility include the replacement of the minimum Ebitda requirement (as defined in the credit agreement) with a fixed charge ratio and the addition of seasonal advance rights of up to $10 million between September 1 and November 15, provided certain measurements are achieved.

     Under the amended agreement, if Applica does not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, Applica must maintain a minimum daily availability under its borrowing base of $20 million and a minimum average daily availability of $30 million. As of December 31, 2004 and March 1, 2005, Applica’s fixed charge coverage ratio was less than 1.0 to 1.0. If Applica maintains a fixed charge coverage ratio of greater than 1.0 to 1.0, but less than 2.0 to 1.0, there is no availability requirement, however there is an availability block of $10 million. If Applica maintains a fixed charge coverage ratio of greater than 2.0 to 1.0, there is no availability requirement and no availability block.

     As of December 31, 2004, Applica was borrowing approximately $88.5 million under the facility and had approximately $53.8 million available for future cash borrowings, based on Applica’s collateral value. As stated above, Applica must currently maintain a minimum daily availability under its borrowing base of $20 million and a minimum average daily availability of $30 million. As of March 8, 2005, Applica was borrowing approximately $67.5 million under the facility and had approximately $29.7 available for future cash borrowings.

     The credit facility includes a $10.0 million sub-limit for the issuance of letters of credit, with approximately $1.5 million outstanding under the limit as of December 31, 2004. At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s fixed charge coverage ratio and set at 2.00% on December 31, 2004 and 2.00% at March 8, 2005), which was 4.40% at December 31, 2004 and 4.76% at March 8, 2005; or

•	the Base Rate (Bank of America’s Prime Rate), plus a specified margin ( based upon Applica’s fixed charge coverage ratio, and was zero at December 31, 2004 and zero at March 8, 2005), which was 5.25% at December 31, 2004 and 5.50% at March 8, 2005.

     Management expects its borrowing margins to increase to 2.50% for LIBOR loans and 0.50% for based rate loans during March 2005 based on our fixed charge coverage ratio.

     At December 31, 2004, Applica was in compliance with all covenants under the credit facility. See Note I of the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K for more detailed information regarding Applica’s senior credit facility.

     Certain of Applica’s foreign subsidiaries have approximately $1.2 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and a guarantee by the parent company, Applica Incorporated. As of December 31, 2004, there was $0.9 million outstanding in trade finance lines, which was included in short-term debt, and zero under the letter of credit lines.

     In addition, Applica has senior subordinated notes bearing interest at a rate of 10%, payable semiannually, which mature in July 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, at various redemption prices. During 2003, we repurchased $65.0 million of these notes. In February 2004, we repurchased an additional $4.25 million of 10% notes. As of December 31, 2004, the outstanding balance was $60.8 million. See Note J of the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K for more detailed information regarding Applica’s long-term borrowings.

     In 2002, Applica entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. The agreements allowed Applica to transfer to CIT, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Applica remained the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. At December 31, 2004 and 2003, $17.4 million and $16.5 million, respectively, of accounts receivable were insured under this arrangement. In December 2004, Applica entered into new credit approved receivables purchasing agreement with FCIA Underwriters. The agreement allows Applica to transfer to FCIA, without recourse, up to 90% of approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers, up to a maximum aggregate amount of $10 million. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. No amounts were outstanding under the agreement with FCIA in 2004. These arrangements are strictly for the purpose of insuring selected receivables.

     In September 2004, Applica closed on the sale of the Miami Lakes facility and used $5.7 million of the proceeds to repay the outstanding mortgage on the property. Applica entered into a 10 year non-cancelable operating lease for its new corporate office space in Miramar, Florida.

     At December 31, 2004, debt as a percent of total capitalization was 58.0%, as compared to 36.5% at December 31, 2003. The increase was mainly due to a $126.6 million decrease in shareholders’ equity as a result of the loss for the year and a $16.7 million increase in debt.

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

Off-Balance Sheet Arrangements

     Applica does not have off-balance sheet financing, other than the letters of credit discussed above, or unconsolidated special purpose entities.

Effect of Inflation

     Our results of operations for the periods discussed have not been significantly affected by inflation.

Currency Matters

     While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our costs, such as payroll, rent and indirect operational costs, are denominated in other currencies, such as Hong Kong dollars and Mexican pesos. In addition, while a small portion of our revenues are collected in foreign currencies, such as Canadian dollars, Argentine pesos, Colombian pesos, Chilean pesos and Venezuelan bolivars, a significant portion of the related cost of goods sold are denominated in U.S. dollars. Changes in the relation of these and other currencies to the U.S. dollar will affect our cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. The dollar foreign exchange rates may not be stable in the future and fluctuations in financial markets may have a material adverse effect on our business, financial condition and results of operations.

     From time to time, Applica uses forward exchange and option contracts to reduce fluctuations in foreign currency cash flows related to finished goods and other operating purchases. The purpose of Applica’s foreign currency management activity is to reduce the risk that anticipated cash flows and earnings from foreign currency denominated transactions may be affected by changes in exchange rates.

     For additional information on exchange rate sensitivity, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk below.

Recent Accounting Pronouncements

     See Note A of the Notes to Consolidated Financial Statements included in Schedule I hereto for a discussion regarding the recently adopted accounting pronouncements, which include the following:

•	Financial Accounting Standards Board (“FASB”) Interpretation No. 46 and No. 46R, “Consolidation of Variable Interest Entities”;

•	Statement of Financial Accounting Standards (“SFAS”) No. 132R, , “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS 87, 88, and 106”;

•	SFAS No. 123R, “Accounting for Stock-Based Compensation”;

•	SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4”;

•	SFAS No. 153 “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”; and

•	FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Applica is exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies using a variety of financial instruments.

     Interest Rate Sensitivity. Our primary market risk exposure with respect to interest rates is changes in short- and long-term interest rates in the United States. Certain of Applica’s debt arrangements represent floating rate debt and accordingly, we are subject to interest rate risk. Applica uses interest rate risk management contracts to manage our fixed-to-floating ratio, which may reduce the impact of changes in interest rates on our floating rate debt. Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings. Applica maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy.

     The tables below provide information regarding Applica’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.

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

	At December 31, 2004
	Expected Maturity Date
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value(2)
	(Dollars in thousands)
Liabilities:
Debt:
Fixed Rate:	$3,000	—	—	$61,008 (1)	—	—	$64,008	$64,008
Average Interest Rate	6.00%	—	—	10.00%	—	—
Variable Rate:	$914	—	—	—	88,541	—	$89,445	$89,445
Average Interest Rate	(3)	—	—	—	(4)	—

Interest Rate Contracts:
Interest Rate Swaps:
Pay Floating (5) :	—	—	—	$30,000	—	—	$30,000	$258
Average Pay Rate	8.83%	9.03%	9.18%	10.62%	—	—
Average Receive Rate	10.00%	10.00%	10.00%	10.00%	—	—

(1)	Includes $258,000 that represents the positive fair value of an underlying hedge as of December 31, 2004 related to SFAS 133.

(2)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

(3)	The variable rate revolving foreign trade facility is set at a rate equivalent to the LIBOR rate plus 1.125%.

(4)	The variable rate revolving credit facility is set depending upon the interest period elected by Applica (one, two, three or six months) at a rate equivalent to the LIBOR rate plus an applicable margin based upon Applica’s leverage ratio (2.00% as of December 31, 2004) or at a rate equivalent to the Prime Rate plus an applicable margin based upon Applica’s leverage ratio (zero as of December 31, 2004).

(5)	At December 31, 2004, Applica had an interest rate swap contract to pay a variable rate of interest of six month LIBOR in arrears plus 5.45% and receive a fixed rate of interest at 10% that matures on July 31, 2008. The LIBOR used to calculate the average pay rate is based upon the forward yield curve as of December 31, 2004.

	At December 31, 2003
	Expected Maturity Date
								There-		Fair
	2004	2005		2006	2007	2008		after	Total	Value(2)
	(Dollars in thousands)
Liabilities:
Debt:
Fixed Rate:	$151	$3,166		$178	$5,272	$65,318	(1)	—	$74,085	$74,085
Average Interest Rate	7.25%	6.07	%(3)	7.25%	7.25%	10.00%		—
Variable Rate	—	62,703		—	—	—		—	$62,703	$62,703
Average Interest Rate	—	(4)		—	—	—		—

Interest Rate Contracts:
Interest Rate Swaps:
Pay Fixed (5):	$50,000	—		—	—	—		—	$50,000	$97
Average Pay Rate	1.20%	—		—	—	—		—
Average Receive Rate	1.30%

	At December 31, 2003
	Expected Maturity Date
						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value(2)
	(Dollars in thousands)
Pay Floating (6):	—	—	—	-- $	30,000		$30,000	$318
Average Pay Rate	7.20%	8.78%	9.66%	10.25%	10.62%
Average Receive Rate	10.00%	10.00%	10.00%	10.00%	10.00%

(1)	Includes $318,000 that represents the positive fair value of an underlying hedge as of December 31, 2003 related to SFAS 133.

(2)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

(3)	Calculated as the weighted average of 6% on the $3.0 million notes payable relating to the Weitech, Inc. acquisition and 7.25% on the mortgage loan on the property located in Miami Lakes, Florida.

(4)	The variable rate revolving credit facility is set depending upon the interest period elected by Applica (one, two, three or six months) at a rate equivalent to the LIBOR rate plus an applicable margin based upon Applica’s leverage ratio (2.00% as of December 31, 2003) or at a rate equivalent to the Prime Rate plus an applicable margin based upon Applica’s leverage ratio (zero as of December 31, 2003).

(5)	At December 31, 2003, Applica had two interest rate swap contracts to pay a fixed-rate of interest (1.19% and 1.21%) and receive a variable-rate of interest of three-month LIBOR that matured on December 15, 2004. The LIBOR used to calculate the Average Receive Rate is based upon the forward yield curve as of December 31, 2003.

(6)	At December 31, 2003, Applica had an interest rate swap contract to pay a variable-rate of interest of six- month LIBOR in arrears plus 5.45% and receive a fixed-rate of interest of 10.0% that matures on July 31, 2008. The LIBOR used to calculate the Average Pay Rate is based upon the forward yield curve as of December 31, 2003.

     Exchange Rate Sensitivity. Our primary market risk exposure with respect to exchange rates is to changes in U.S. dollar/Mexican peso, U.S. dollar/Hong Kong dollar and U.S. dollar/Canadian dollar exchange rates. In addition, we also have exposure to the Argentinean peso, Colombian peso, Chilean peso and Venezuelan bolivar. Certain forecasted transactions could expose Applica to foreign currency risk. We purchase currency forwards and options as cash flow hedges of foreign currency forecasted transactions related to the purchase of third party raw materials and other operating expenses. Our objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility in order to allow management to focus on core business issues and challenges. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of our existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. Applica uses option strategies and forward contracts that provide for the sale or purchase of foreign currencies to hedge probable, but not firmly committed expenditures. The principal currencies hedged are the Mexican peso, Hong Kong dollar and Canadian dollar. By policy, Applica maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures for periods not to exceed eighteen months. The gains and losses on these contracts offset changes in the value of the related exposures.

     As discussed above, we are exposed to market risks arising from changes in foreign exchange rates. As of December 31, 2004, Applica hedged a portion of its 2005 estimated foreign currency transactions using forward exchange contracts and purchased options. We use a sensitivity model to determine a potential change in the fair value of our foreign exchange financial instruments. The sensitivity model estimates the change in fair value based upon a favorable and unfavorable movement of 10% in the respective spot rate. The sensitivity model is a risk analysis tool and does not purport to represent actual losses or gains in fair value that will be incurred by Applica. It should also be noted that the change in value represents the estimated change in the fair market value of the derivative. Because the derivatives hedge an underlying exposure, there would be a comparable and opposite change in value of the underlying exposure. The estimated potential change in fair value, calculated using the sensitivity model, is as follows:

	At December 31, 2004
		Change in Fair Value Due To
	Notional Hedge	Favorable 10%	Unfavorable 10%
	Amount in US Dollars	Movement in Spot	Movement in Spot
	(Dollars in thousands)
Canadian Dollar	$7,651	$696	$(850)

     It is our policy to enter into foreign currency and interest rate transactions and other financial instruments only to the extent considered necessary to meet our objectives as stated above. We do not enter into these transactions for speculative purposes. See Note S of the Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K for more information regarding Applica’s financial instruments.

Item 8. Financial Statements and Supplementary Data.

     See Schedules I and II hereto.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Applica has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Applica’s CEO and CFO have concluded that, as of December 31, 2004, Applica’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Applica in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by Applica in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

     Management’s Annual Report on Internal Control Over Financial Reporting appears on page F-2 in Schedule I to this Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

     Changes in Internal Controls. Applica is committed to continuously improve and enhance its internal controls over financial reporting. Based on the evaluation performed in 2003, management determined and disclosed that certain matters could be considered deficiencies in its internal control systems as of December 31, 2003, including the following:

•	Many of the controls that were in place, including our policies and procedures, were informal and not standardized. As such, the reliability and effectiveness of these control processes were dependent on interpretation and execution by our employees.

•	Our legacy information technology systems were not fully integrated and did not provide for proper controls over access and change management.

•	Our independent registered public accounting firm, Grant Thornton LLP, advised management and the Audit Committee of a failure to perform timely reviews and evaluations of certain account balances.

•	In February 2005, Applica announced that it was restating its consolidated balance sheets for fiscal years 2003 and 2002 and for the first three quarters of 2004 to reclassify as short-term debt the borrowings under its senior credit facility with Bank of America, N.A., which had previously been classified as long-term debt, in order to comply with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

     These deficiencies were discussed in detail among management, the Audit Committee and Grant Thornton. In order to ensure that we corrected the deficiencies identified above, Applica undertook significant efforts and used significant resources during 2004 to improve our processes and procedures, including the following:

•	Applica formalized and standardized all policies and procedures as they relate to internal control over financial reporting. Additionally, mandatory informational sessions were held to communicate to all personnel the importance of adhering to the aforementioned policies and procedures.

•	Applica modified the access controls over its legacy information system to ensure that only personnel with corresponding job duties have access to the respective functions in the system. Additionally, we formalized and standardized our change management process by instituting policies and procedures and approvals of all senior management in our information technology department. Stricter controls were added throughout the process of change management, such as the date stamp and time stamp of binaries. Furthermore, we are in the final stages of implementing our new enterprise resource planning system that includes financial applications. This will further enhance access and change management controls.

•	Applica developed a monthly closing checklist to ensure that reviews and evaluations of account balances are performed on a timely basis. The reviews are evidenced by the preparer and reviewer. Additionally, we have reiterated to key accounting personnel the importance performing the aforementioned reviews and evaluations.

•	Applica corrected the presentation of the borrowings under the credit facility on its consolidated balance sheets. The restatement to reclassify the outstanding balance on the credit facility from long-term debt to short-term did not affect total assets or total debt, and there was no impact on, or change in, Applica’s reported results of operations or statements of cash flows. Moreover, the reclassification had no impact on Applica’s liquidity or the maturity date of the senior credit facility. Furthermore, the reclassification did not impact any of the covenants under the credit facility, nor did it trigger any accelerated clauses under the 10% Senior Subordinated Notes.

     Other than as described above, since the evaluation date by Applica’s management of its internal controls over financial reporting, there have not been any changes in Applica’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect Applica’s internal controls over financial reporting.

     Limitations on the Effectiveness of Controls. Applica’s management, including the CEO and CFO, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Despite these limitations, Applica’s CEO and CFO have concluded that our disclosure controls and procedures (1) are designed to provide reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The executive officers of Applica are as follows:

NAME	AGE	OFFICE
Harry D. Schulman	53	Chairman, President and Chief Executive Officer

Terry L. Polistina	41	Senior Vice President and Chief Financial Officer

Michael J. Michienzi	49	President – Household Products Division, Applica Consumer Products, Inc.

Brian Guptill	53	Senior Vice President – Engineering, Applica Consumer Products, Inc.

     Harry D. Schulman has served as President of Applica Incorporated and Applica Consumer Products, Inc. since January 2001 and Chief Executive Officer since February 2003. Since August 2004, Mr. Schulman has also served as the interim Chairman of the Board. Mr. Schulman also served as Secretary from January 1999 to September 2003. Mr. Schulman previously served as Chief Operating Officer from November 1998 to February 2002. From March 1990 to January 2001, Mr. Schulman served as Chief Financial Officer of Applica. From February 1998 until June 1998, he served as a Senior Vice President and from February 1993 until June 1998, Mr. Schulman served as Executive Vice President - Finance and Administration. Prior thereto, he held other senior finance positions with Applica.

     Terry L. Polistina has served as Chief Financial Officer of Applica Incorporated and Applica Consumer Products, Inc. since January 2001 and has served as a Senior Vice President since June 1998. Mr. Polistina served as Controller of Applica from December 1995 to June 1998 and prior thereto, he held other senior finance positions with Applica.

     Michael J. Michienzi is currently President – Household Products Division of Applica Consumer Products, Inc. Mr. Michienzi served as Senior Vice President, Global Business Development of Applica Consumer Products from February 2002 to September 2004 and President and General Manager, Sales and Marketing, of Applica Consumer Products, Inc. from May 1999 to February 2002. From January 1999 until December 1999, Mr. Michienzi also served as President of the Household Products, Inc. and from June 1998 until January 1999 he served as its Senior Vice President. From July 1994 to June 1998, Mr. Michienzi served as Vice President - Sales, Vice President - Sales and Supply Chain, and Vice President - Sales, Marketing and Supply Chain of the U.S. Household Products Group of Black & Decker (U.S.) Inc.

     Brian Guptill has served as Senior Vice President - Engineering of Applica Consumer Products, Inc. since August 2001. Prior to that time, he was the Vice President of Engineering at Amana Appliances. He also held positions as Vice President of Operations and Quality at Amana. From 1973 through 1993, Mr. Guptill held several engineering and management positions at Raytheon’s Missile Systems Division.

     Additional information required by this item is incorporated by reference to Applica’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 11. Executive Compensation

     Information required by this item is incorporated by reference to Applica’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated by reference to Applica’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

     The following table summarizes our equity compensation plans as of December 31, 2004. Applica has not granted any warrants or stock appreciation rights.

Number of
securities
remaining
available for
the future
	Number of		issuance under
	securities to be	Weighted-	equity
	issued upon	average	compensation
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,546,207	$5.14	409,082
Employee stock purchase plan approved by security holders	—	—	189,003
Equity compensation not approved by security holders(1)	209,000	$7.25	—

Total	2,755,207		598,085

(1)	Applica has granted non-qualified stock options, which were not issued under a formal plan and which were not approved by security holders. No such options have been granted since 1998.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated by Reference to Applica’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

     Information required by this item is incorporated by Reference to Applica’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of Applica Incorporated and its subsidiaries are included in Schedule I attached hereto:

•	Management’s Annual Report on Internal Controls Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

•	Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

•	Supplement Disclosures of Cash Flow Information

•	Notes to Consolidated Financial Statements

     (a)(2) Financial Statements Schedules

     The Valuation and Qualifying Accounts – for the years ended December 31, 2004, 2003 and 2002 are included in Schedule II attached hereto.

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

10.1	*	Employment agreement dated May 1, 2004 between Applica Incorporated and Harry D. Schulman. Incorporated by reference to Applica’s Current Report on Form 8-K dated October 12, 2004.

10.2	*
Employment Agreement dated July 1, 2000 between Applica Consumer Products, Inc. and Michael J. Michienzi. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.3	*
Employment Agreement dated July 1, 2000 between Applica Incorporated and Terry L. Polistina. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.4	*	Employment Agreement dated September 16, 2004 between Applica Consumer Products, Inc. and Brian Guptill. Filed herewith.

10.5	*
Separation Agreement dated August 26, 2004 between Applica Incorporated and David M. Friedson. Incorporated by reference to Applica’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004.

10.6	*
Termination and Release Agreement dated November 1, 2004 between Applica Incorporated and Belvin Freidson. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.7	*
Termination and Release Agreement dated November 1, 2004 between Applica Incorporated, Durable Manufacturing Limited and Lai Kin. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.8	*	1988 Director Stock Option Plan. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1988.

10.9	*	1992 Employees Incentive Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.

Exhibit
Number		Description
10.10	*	1996 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.

10.11	*	1998 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 3, 1999.

10.12	*	2000 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.

10.13	*	2000 Employee Stock Purchase Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.

10.14
Stock Purchase Agreement by and among Applica Incorporated, Remdale Investments Limited, PPC Industries Ltd. and Central Gold Worldwide Limited dated July 28, 2004. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.15
Amended and Restated Credit Agreement by and among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto and Bank of America, N.A., as agent for the lenders, and General Electric Capital Corporation as documentation agent, dated November 17, 2004. Incorporated by reference to Applica’s Current Report on Form 8-K dated November 17, 2004.

10.16
Second Amendment to Security Agreement by and among Applica Incorporated, each of its subsidiaries party thereto and Bank of America, N.A., as agent for the lenders, dated November 17, 2004. Incorporated by reference to Applica’s Current Report on Form 8-K dated November 17, 2004.

21		Subsidiaries of the Registrant. Filed herewith.

23		Consent of Independent Registered Public Accountant. Filed herewith.

31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). Filed herewith.

31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a). Filed herewith.

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350. Filed herewith.

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350. Filed herewith.

*	These exhibits are management contracts or compensatory plans or arrangements.

     (b) Omitted

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

By:	/s/ Harry D. Schulman	DATE:	March 11, 2005

Harry D. Schulman, President and Chief Executive
Officer (Principal Executive Officer)

By:	/s/ Terry L. Polistina	DATE:	March 11, 2005

Terry L. Polistina, Chief Financial Officer and
Senior Vice President (Principal Accounting Officer)

By:	/s/ Jerald I. Rosen	DATE:	March 11, 2005

Jerald I. Rosen, Director

By:	/s/ Ware H. Grove	DATE:	March 11, 2005

Ware H. Grove, Director

By:	/s/ Paul K. Sugrue	DATE:	March 11, 2005

Paul K. Sugrue, Director

By:	/s/ Leonard Glazer	DATE:	March 11, 2005

Leonard Glazer, Director

By:	/s/ Felix S. Sabates	DATE:	March 11, 2005

Felix S. Sabates, Director
By:	/s/ Thomas J. Kane	DATE:	March 11, 2005

Thomas J. Kane, Director

By:	/s/ Susan J. Ganz	DATE:	March 11, 2005

Susan J. Ganz, Director

By:	/s/ J. Maurice Hopkins	DATE:	March 11, 2005

J. Maurice Hopkins, Director

SCHEDULE I

Applica Incorporated and Subsidiaries
INDEX TO FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3– F4
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	F-6
Consolidated Statement of Shareholders’ Equity for the Three Years Ended December 31, 2004	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-8 – F9
Notes to Consolidated Financial Statements	F-10 – F-46

Management’s Annual Report on Internal Control Over Financial Reporting

     The management of Applica Incorporated and its subsidiaries (“Applica”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, Applica’s principal executive and principal financial officers, or persons performing similar functions, and effected by Applica’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Applica;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Applica are being made only in accordance with authorizations of management and directors of Applica; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Applica’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management has evaluated the effectiveness of Applica’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Based on management’s evaluation and those criteria set forth above, management believes that Applica maintained effective internal control over financial reporting as of December 31, 2004.

     The independent registered public accounting firm of Grant Thornton LLP has issued a report on management’s assessment and the effectiveness of Applica’s internal control over financial reporting. That report appears on the following page.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Applica Incorporated

We have audited management’s assessment, included in the accompanying Annual Report on Internal Control Over Financial Reporting, that Applica Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Applica Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Applica Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO. Also in our opinion, Applica Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applica Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Miami, Florida
March 9, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Applica Incorporated

We have audited the accompanying consolidated balance sheets of Applica Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applica Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

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

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Applica Incorporated’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2005 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Miami, Florida
March 9, 2005

Applica Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	As of December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$10,463	$12,735
Accounts and other receivables, less allowance of $11,711 in 2004 and $12,543 in 2003	160,436	131,021
Note receivable – officers and former officer	2,569	1,615
Inventories	131,503	106,326
Prepaid expenses and other	12,309	13,593
Refundable income taxes	2,032	4,823
Future income tax benefits	33	11,616

Total current assets	319,345	281,729
Investment in Joint Venture	—	5,389
Property, Plant and Equipment – at cost, less accumulated depreciation of $73,171 in 2004 and $103,894 in 2003	38,327	70,389
Future Income Tax Benefits, Non-Current	11,212	49,695
Goodwill	—	62,812
Other Intangibles, net	4,493	6,146
Other Assets	2,560	2,676

Total Assets	$375,937	$478,836

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$41,827	$39,273
Accrued expenses	62,046	61,362
Short-term debt	89,455	62,703
Current portion of long-term debt	3,000	151
Current taxes payable	5,947	2,172
Deferred rent	680	301

Total current liabilities	202,955	165,962
Other Long-Term Liabilities	1,004	1,327
Long-Term Debt	61,008	73,934
Shareholders’ Equity:
Common stock – authorized: 75,000 shares of $0.10 par value; issued and outstanding: 24,137 in 2004 and 23,687 in 2003	2,414	2,369
Paid-in capital	159,131	156,604
(Accumulated deficit) retained earnings	(46,480)	86,474
Note receivable – former officer	(502)	(1,496)
Accumulated other comprehensive loss	(3,593)	(6,338)

Total shareholders’ equity	110,970	237,613

Total liabilities and shareholders’ equity	$375,937	$478,836

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Net sales	$726,733	$640,639	$727,356
Cost of sales:
Cost of goods sold	506,652	452,450	498,934
Restructuring charges	9,236	6,993	—
Product recall	—	(4,125)	—

	515,888	455,318	498,934

Gross profit	210,845	185,321	228,422

Selling, general and administrative expenses:
Operating expenses	208,131	186,601	191,170
Termination benefits	9,153	—	—
Gain on the sale of subsidiary, division and property – net	(3,921)	—	—
Restructuring and other charges (credits)	(563)	4,681	10,643
Impairment of goodwill	62,812	—	—
Impairment of intangible asset	—	7,152	—

	275,612	198,434	201,813

Operating (loss) earnings	(64,767)	(13,113)	26,609
Other (income) expense:
Interest expense	9,796	13,964	17,581
Interest and other income	(1,247)	(817)	(1,791)
Loss on early extinguishment of debt	187	3,940	—
Gain on litigation settlement	—	—	(557)

	8,736	17,087	15,233

(Loss) earnings before equity in net earnings (loss) of joint ventures and income taxes	(73,503)	(30,200)	11,376
Equity in net earnings (loss) of joint ventures	—	55,570	(1,498)

(Loss) earnings before income taxes and cumulative effect of change in accounting principle	(73,503)	25,370	9,878
Income tax provision	59,451	10,147	4,826

(Loss) earnings before cumulative effect of change in accounting principle	(132,954)	15,223	5,052
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	—	—	(78,829)

Net (loss) earnings	$(132,954)	$15,223	$(73,777)

Earnings (loss) per common share – basic:
(Loss) earnings before cumulative effect of change in accounting principle	$(5.55)	$0.65	$0.22
Cumulative effect of change in accounting principle, net of tax benefit	—	—	(3.37)

(Loss) earnings per common share – basic	$(5.55)	$0.65	$(3.15)

Earnings (loss) per common share – diluted:
(Loss) earnings before cumulative effect of change in accounting principle	$(5.55)	$0.63	$0.21
Cumulative effect of change in accounting principle, net of tax benefit	—	—	(3.31)

(Loss) earnings per common share – diluted	$(5.55)	$0.63	$(3.10)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

			(Accumulated	Note	Accumulated
			Deficit)	Receivable –	Other
	Common		Retained	Former	Comprehensive
	Stock	Paid-in Capital	Earnings	Officer	Loss	Total
Balance at December 31, 2001	2,332	154,049	145,028	(1,496)	(5,974)	293,939
Comprehensive earnings (loss):
Net loss	—	—	(73,777)	—	—	(73,777)
Foreign currency translation adjustment	—	—	—	—	(1,677)	(1,677)
Change in unrealized gain (loss) on derivative instruments, net of tax	—	—	—	—	(721)	(721)

Total comprehensive earnings(loss)						(76,175)
Exercise of stock options and issuance of common stock under employee stock purchase plan	18	1,201	—	—	—	1,219
Tax benefit resulting from exercise of stock options	—	41	—	—	—	41
Fair value of options to non-employees	—	104	—	—	—	104

Balance at December 31, 2002	2,350	155,395	71,251	(1,496)	(8,372)	219,128

Comprehensive earnings:
Net earnings	—	—	15,223	—	—	15,223
Foreign currency translation adjustment	—	—	—	—	1,270	1,270
Change in unrealized gain on derivative instruments, net of tax	—	—	—	—	764	764

Total comprehensive earnings						17,257
Exercise of stock options and issuance of common stock under employee stock purchase plan	19	1,152	—	—	—	1,171
Tax benefit resulting from exercise of stock options	—	47	—	—	—	47
Fair value of options to non-employees	—	10	—	—	—	10

Balance at December 31, 2003	2,369	156,604	86,474	(1,496)	(6,338)	237,613

Comprehensive loss:
Net loss	—	—	(132,954)			(132,954)
Foreign currency translation adjustment	—	—	—	—	2,076	2,076
Realized foreign currency translation – sale of subsidiary					753	753
Change in unrealized loss on derivative instruments	—	—	—	—	(84)	(84)

Total comprehensive loss	—	—	—	—	—	(130,209)
Exercise of stock options and issuance of common stock under employee stock purchase plan	45	2,414	—	—	—	2,459
Net change to reclass notes receivable former-officer to current assets	—	—	—	994	—	994
Compensation expense - former officer	—	113	—	—	—	113

Balance at December 31, 2004	$2,414	$159,131	$(46,480)	$(502)	$(3,593)	$110,970

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net (loss) earnings	$(132,954)	$15,223	$(73,777)
Reconciliation to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	15,278	21,439	21,339
Loss on disposal of property, plant and equipment	791	3,661	3,628
Provision for doubtful accounts	889	2,228	10,618
Write-downs of inventory	5,777	5,355	4,309
Loss on early extinguishment of debt	187	3,940	—
Compensation expense – former officer	113	—	—
Amortization of intangible and other assets	2,212	9,272	9,081
Impairment of intangible asset	—	7,152	—
Impairment of goodwill	62,812	—	—
Impairment of machinery and equipment	4,851	—	—
Gain on litigation settlement	—	—	(557)
Gain on sale of subsidiary, division and property	(3,921)	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	78,829
Deferred taxes	53,412	11,721	1,119
Restructuring, recall and other charges	(563)	556	10,643
Other non-cash changes in equity items	—	57	145
Equity in net (earnings) loss of joint ventures	—	(55,570)	1,498
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	(36,274)	13,318	28,148
Inventories	(51,094)	(2,507)	(11,105)
Prepaid expenses and other	(3,239)	(1,731)	38
Other assets	2,262	1,944	(6,196)
Accounts payable and accrued expenses	9,283	(6,800)	(8,287)
Current income taxes	6,566	(1,506)	(7,649)
Other liabilities	56	(277)	(9,784)

Net cash (used in) provided by operating activities	(63,556)	27,475	52,040

Cash flows from investing activities:
Net proceeds from sale of subsidiary, division, and property	47,409	—	—
Additions to property, plant and equipment	(14,564)	(18,526)	(19,313)
Distribution from (investments in) joint ventures – net	1,194	51,430	(163)
Purchase of Weitech, Inc., net of cash acquired	—	—	(17,002)
Collections from officers and former officer	62	486	2,122
Net cash received from litigation settlement	—	—	2,900

Net cash provided by (used in) investing activities	34,101	33,390	(31,456)

(Continued on next page.)

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	For the years ended December 31,
	2004	2003	2002
Cash flows from financing activities:
Borrowings (payments) under lines of credit, net	34,195	7,949	(38,035)
Proceeds from mortgage loan	—	—	6,000
Payments on mortgage loan	(5,779)	(143)	(78)
Reimbursement of debt costs, net	—	—	369
Redemption of long-term debt	(4,390)	(67,775)	—
Exercises of stock options and issuances of common stock under employee stock purchase plan	2,459	1,171	1,219
Interest receivable from former officer	(22)	(41)	(58)

Net cash provided by (used in) financing activities	26,463	(58,839)	(30,583)

Effect of exchange rate changes on cash	720	3,026	1,939
(Decrease) increase in cash and cash equivalents	(2,272)	5,052	(8,060)

Cash and cash equivalents at beginning of period	12,735	7,683	15,743

Cash and cash equivalents at end of period	$10,463	$12,735	$7,683

Supplemental Disclosures of Cash Flow Information:

	For the years ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid during the year for:
Interest	$10,117	$15,520	$16,731
Income taxes	$—	$312	$10,465

Non-cash financing activities:

•	In connection with the purchase of all the outstanding shares of Weitech, Inc. in 2002, Applica Consumer Products, Inc., the U.S. operating subsidiary, issued $3.0 million of notes payable.

•	Applica reclassified approximately $1.0 million of notes receivable from a former officer to current assets in 2004.

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Overview

     Applica Incorporated and its subsidiaries (collectively, the “Company” or “Applica”) are marketers and distributors of a broad range of branded small household appliances. Applica markets and distributes kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, and its own brand names, such as Windmere®, LitterMaid®, Belson® and Applica®. Applica’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean. Applica operates a manufacturing facility in Mexico.

     In July 2004, Applica sold its Hong Kong-based manufacturing subsidiary, Applica Durable Manufacturing Limited.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Applica Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, reserve for inventory valuation, reserve for returns and allowances, cooperative advertising accruals, product liability, income taxes, depreciation and amortization.

     Management believes that the following may involve a higher degree of judgment or complexity:

     Income Taxes. Applica is subject to income tax laws in many countries. Judgment is required in assessing the future tax consequences of events that have been recognized in Applica’s financial statements and tax returns. Significant management judgment is required in developing Applica’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required to be applied against the deferred tax assets. Applica evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

     Applica records a valuation allowance to reduce its deferred tax assets to the amount that Applica believes will more likely than not be realized. While Applica considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event it was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to tax expense in the period such determination is made. Likewise, should Applica determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

     Collectibility of Accounts Receivable. Applica records allowances for estimated losses resulting from the inability of its customers to make required payments on their balances. Applica assesses the credit worthiness of its customers based on multiple sources of information and analyzes factors including:

•	Applica’s historical bad debt experiences;

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	publicly available information regarding its customers and the inherent credit risk related to them;

•	information from subscription-based credit reporting companies;

•	trade association data and reports;

•	current economic trends; and

•	changes in customer payment terms or payment patterns.

     This assessment requires significant judgment. If the financial condition of Applica’s customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at December 31, 2004, resulting in a charge to income in the period such determination is made. Conversely, if the financial condition of Applica’s customers were to improve or its judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination is made.

     Inventory. Applica values inventory at the lower of cost or market, using the first-in, first-out (FIFO) method, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, Applica writes down the related inventory to the estimated net realizable value. Applica regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the saleability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on Applica’s result of operations and the valuation of its inventory, resulting in a charge to income in the period such determination is made.

     Product Liability Claims and Litigation. Applica is subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. Applica maintains accruals for such costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate. With respect to product liability claims, Applica estimates the amount of ultimate liability in excess of applicable insurance coverage based on historical claims experience and current claim estimates, as well as other available facts and circumstances.

     Management believes that the amount of ultimate liability of Applica’s current claims and litigation matters, if any, is not likely to have a material effect on its business, financial condition, results of operations or liquidity. However, as the outcome of litigation is difficult to predict, unfavorable significant changes in the estimated exposures could occur resulting in a charge to income in the period such determination is made. Conversely, if favorable changes in the estimated exposures occur, a reduction in the accruals may be required resulting in an increase in income in the period such determination is made.

     Goodwill. On an annual basis, management assesses the composition of Applica’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. Applica selected June 30th as the annual impairment test date. Applica may also test earlier if facts and circumstances indicate that there may be a potential impairment. The test for impairment is based upon a number of factors, including operating results, business plans and projected future cash flows. Applica wrote off its remaining goodwill of $62.8 million in the second quarter of 2004.

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Other Estimates. During the years, Applica has made significant estimates in connection with specific events affecting its expectations. These have included accruals relating to the consolidation of its operations, plant closings, reduction in employees and product recalls. Estimates have also been required with respect to Applica’s investment in a joint venture investment partnership, Anasazi Partners, L.P. (for additional information, see Note B.) Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Historically, past changes to these estimates have not had a material impact on Applica’s financial condition but have significantly affected operations from time to time. However, circumstances could change which may alter future expectations.

  Foreign Currency Translation

     The financial statements of Applica’s non-U.S. subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) 52, “Foreign Currency Translation”. SFAS 52 distinguishes between translation adjustments and foreign currency transactions. In accordance with SFAS 52, subsidiaries that use the local currency as the functional currency translate assets and liabilities into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of these foreign subsidiaries was included in a separate component of shareholders’ equity entitled “Accumulated Other Comprehensive Earnings (Loss).” For subsidiaries that transact business predominantly in U.S. dollars or if the local currency is deemed to be hyper-inflationary, the U.S. dollar is used as the functional currency. Monetary balance sheet accounts are translated at the exchange rate in effect at the end of the year and non-monetary balance sheet accounts are translated at historical exchange rates. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities are included in operations. During 2004, 2003 and 2002, net foreign translation losses included in Applica’s statement of operations were $0.7 million, $3.0 million and $1.9 million, respectively. Gains or losses resulting from foreign currency transactions are recorded in the foreign subsidiaries statement of operations. Such losses totaled $1.4 million, $0.3 million and $0.3 million in 2004, 2003 and 2002, respectively.

  Cash and Cash Equivalents

     Applica considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at December 31, 2004 and 2003 included approximately $8.3 million and $11.2 million, respectively, held in foreign banks by Applica’s Hong Kong, Canadian and Latin American subsidiaries.

  Comprehensive Earnings (Loss)

     Comprehensive earnings (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on derivatives designated as cash flow hedges. Applica presents accumulated other comprehensive earnings (loss), net of taxes, in its consolidated statement of shareholders’ equity.

     The components of accumulated other comprehensive earnings, net of tax, were as follows:

	At December 31,
	2004	2003
	(In thousands)
Accumulated foreign currency translation adjustment	$(2,668)	$(5,525)
Accumulated net unrealized gain on derivatives, net of tax	(925)	(813)

	$(3,593)	$(6,338)

     Tax provisions (benefits) related to comprehensive earning adjustments, primarily due to unrealized gains and (losses) on derivatives, were zero, $1.4 million and ($1.6) million in 2004, 2003 and 2002, respectively.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In July 2004, Applica sold its Hong Kong based manufacturing subsidiary. In connection with the sale, Applica realized a loss of approximately $0.8 million from cumulative foreign currency translation adjustments.

  Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories included the following:

	At December 31,
	2004	2003
	(In thousands)
Raw materials	$4,528	$8,383
Work in process	280	3,507
Finished goods	126,695	94,436

	$131,503	$106,326

  Revenue Recognition

     Applica recognizes revenue when title, risks and rewards of ownership of its products transfer to its customers, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, this is at the time products are shipped for delivery to customers. Net sales are comprised of gross sales less provisions for estimated customer returns, discounts, vendor payments and volume rebates. Amounts billed to a customer for shipping and handling are included in net sales and the associated costs are included in cost of goods sold in the period when the sale occurs.

  Advertising Costs

     Advertising and promotional costs are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of operations. Total advertising and promotional costs for the years ended December 31, 2004, 2003 and 2002 were approximately $36.1 million, $31.4 million and $34.2 million, respectively.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to their estimated operating service lives using the straight-line method. Direct external and internal costs of developing software for internal use are capitalized subsequent to the preliminary stage of development in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Maintenance, repairs and minor renewals and betterments are charged to expense as incurred.

  Freight Costs

     Freight costs on goods shipped and not billed to Applica’s customers were included in operating expenses in the accompanying consolidated statements of operations. Freight costs totaled $30.8 million, $21.5 million and $20.8 million during the years ended December 31, 2004, 2003 and 2002, respectively.

   Warranty

     Estimated future warranty obligations related to certain products are provided by charges to cost of goods sold in the period in which the related revenue is recognized. Applica establishes a reserve for warranty obligations based on its historical warranty experience.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Accrued product warranties as of December 31, 2004, 2003 and 2002 were as follows:

(In thousands)
Balance at December 31, 2002	$5,698
Accrued product warranties	32,201
Reductions	(31,815)

Balance at December 31, 2003	6,084
Accrued product warranties	44,306
Reductions	(43,207)

Balance at December 31, 2004	$7,183

  Stock Based Compensation

     At December 31, 2004, Applica had four active stock-based compensation plans, which are described more fully in Note N – Shareholders’ Equity. Applica accounts for employee stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of Applica’s common stock at the date of grant over the exercise price of the options. Applica’s net (loss) earnings and (loss) earnings per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the provisions of SFAS 123 “Accounting for Stock Based Compensation”:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net (loss) earnings, as reported.	$(132,954)	$15,223	$(73,777)
Add: Stock-based employee compensation expense included in net (loss) earnings, net of tax	113	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(831)	(371)	(1,016)

Pro forma net (loss) earnings	$(133,672)	$14,852	$(74,793)

(Loss) earnings per share:
Basic – as reported	$(5.55)	$0.65	$(3.15)
Basic – pro forma	$(5.58)	$0.63	$(3.19)

Diluted – as reported	$(5.55)	$0.63	$(3.10)
Diluted – pro forma	$(5.58)	$0.62	$(3.14)

     There was approximately $0.1 million in stock-based employee compensation expense included in the net loss in 2004 relating to the extension of the exercise period of options to purchase 500,000 shares of the common stock of Applica in connection with the resignation of Applica’s Chairman of the Board in August 2004. There was no stock-based employee compensation expense included in net earnings (loss) in 2003 or 2002.

     The above pro forma disclosures may not be representative of the effects on reported net (loss) earnings for future years as options vest over several years and Applica may continue to grant options to employees.

     In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	For the Years ended December 31,
	2004	2003	2002
Expected dividend yield	00.0%	00.0%	00.0%
Expected price volatility range	60.8% - 65.6%	64.1% - 82.7%	93.3% - 96.5%
Risk-free interest rate	3.15%	3.0%	5.3%
Expected life of options in years	4	4	4

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

  Risk Management Contracts

     Applica designates its derivatives based upon criteria established by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and later amended by SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive earnings (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that do not meet the criteria for hedge accounting, the gain or loss is recognized in earnings immediately.

     Applica uses derivatives to manage exposures to foreign currency and interest rate risk. Applica’s objective in holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency and interest rates.

     During 2004, 2003, and 2002, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. Applica did not discontinue any hedges during 2004, 2003, or 2002 because it was probable that the original forecasted transaction would not occur.

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

   Income Taxes

     The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities and certain other adjustments. Applica provides for deferred taxes under the asset and liability method, in accordance with SFAS 109 “Accounting for Income Taxes”. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for deferred tax assets if it is more likely than not that (1) these items will either expire before Applica is able to realize their benefit or (2) the future deductibility is uncertain.

   Legal Costs

     Legal costs are expensed as incurred and are included in operating expenses. For the years ended 2004, 2003 and 2002 Applica expensed $4.9 million, $8.1 million and $2.5 million, respectively, related to legal matters.

   Earnings (Loss) Per Share

     Basic earnings per share is computed by dividing net (loss) earnings for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net (loss) earnings for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents, such as stock options, using the treasury stock method. The following table sets forth the computation of basic and diluted (loss) earnings per share:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net (loss) earnings	$(132,954)	$15,223	$(73,777)

Weighted average shares outstanding	23,975	23,573	23,415
Dilutive effect of stock options	—	425	403

Dilutive weighted average common shares outstanding	23,975	23,998	23,818

Basic (loss) earnings per share	$(5.55)	$0.65	$(3.15)
Diluted (loss) earnings per share	$(5.55)	$0.63	$(3.10)

     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted (loss) earnings per share. For 2004, all common stock equivalents were excluded because their inclusion would have been anti-dilutive as Applica incurred a net loss before cumulative effect of change in accounting principle. The amounts in 2003 and 2002 were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period:

	For the Years Ended December 31,
	2004	2003	2002
Number of shares	2,755,207	1,494,685	642,964
Range of exercise price	$3.63-31.69	$6.75-31.69	$7.60-31.69

   Restructuring and Other Charges (Credits)

     In the fourth quarter of 2001, Applica initiated a plan to consolidate its Shelton, Connecticut office with its headquarters located in Miami Lakes, Florida, as well as certain back-office and supply chain functions in Canada and Latin America. In 2002, Applica recorded $10.6 million in restructuring charges relating to its decision to consolidate these facilities. The consolidation resulted in a reduction of approximately 70 employees worldwide and

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

annual savings in payroll and occupancy expenses. In 2003, Applica recorded an additional $4.7 million in restructuring charges related to its decision to consolidate the Shelton, Connecticut facilities because it was unable to rent a majority of the facility for the remainder of the lease as originally planned. In the first quarter of 2004, Applica settled an outstanding litigation matter relating to the back-office consolidation for $125,000 and reversed the remaining accrual of $563,000 related to such litigation. These charges (credits) were reflected as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations. All of these charges (credits) relate to the Household Products business segment.

     Accrued liabilities relating to the restructuring and other charges (credits) were as follows:

	Amount			Amount
	Accrued at	2004		Accrued at
	Dec. 31,	Provisions	2004	Dec. 31,
	2003	(Credits)	Payments	2004
	(In thousands)
Back-office consolidation	$5,553	$(563)	$2,454	$2,536

	Amount			Amount
	Accrued at	2003		Accrued at
	Dec. 31,	Provisions	2003	Dec. 31,
	2002	(Credits)	Payments	2003
	(In thousands)
Back-office consolidation	5,956	4,681	(5,084)	5,553
Shareholder litigation	450	—	(450)	—

	$6,406	$4,681	$(5,534)	$5,553

  Product Recall Expenses (Credits)

     In February 2002, Applica voluntarily recalled approximately 2.1 million toasters. In 2001, Applica took a charge to cost of sales of $13.4 million relating to the estimated expenses of such recalls. As of December 31, 2003 and 2002, $9.3 million and $8.7 million, respectively, had been charged against the accrual. During 2003, recall claims related to the toaster recall continued to diminish considerably and in the fourth quarter of 2003, management determined the accrual was no longer required and the remaining accrual of $4.1 million was reversed and was included as a reduction of cost of sales.

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

  Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities (VIEs). FIN 46 is applicable immediately for VIEs created after January 31, 2003 and is effective for reporting periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1,

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. Applica adopted FIN 46 and FIN 46R during the year ended December 31, 2004. The adoption of FIN 46 had no impact on Applica’s financial condition or results of operations.

     In December 2003, the FASB published a revision to FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of SFAS 87, 88, and 106” (“SFAS 132R”). This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS 87, “Employers’ Accounting for Pensions”, SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. This Statement retains the disclosure requirements contained in SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is required to be provided separately for pension plans and for other postretirement benefit plans. The adoption of SFAS 132R did not have a material impact on Applica’s financial condition, results of operations or cash flows.

     In December 2004, the FASB published a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective beginning of the first interim or annual reporting period that begins after June 15, 2005. Applica has not determined the impact that SFAS 123R will have on Applica’s financial condition, results of operations or cash flows.

     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Applica has not determined the impact, if any, that SFAS 151 will have on Applica’s financial condition, results of operations. or cash flows.

     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on Applica’s financial condition, results of operations or cash flows.

     In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-1”) The American Jobs Creation Act of 2004 (“AJCA”) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the AJCA) in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP FAS 109-2 was effective upon its issuance. Applica adopted the provisions of FSP FAS 109-2 as of December

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

31, 2004, resulting in additional disclosures in Applica’s consolidated financial statements (see Note L – Income Taxes, below).

   Reclassifications

     Certain prior period amounts have been reclassified to conform with the current year’s presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

     In July 2003, ZonePerfect Nutrition Company, an investment held by a partnership that was 50% owned by Applica, was sold for approximately $160.0 million. Such sale resulted in equity in net earnings of joint ventures of $55.6 million in 2003. In August 2003, Applica received a cash distribution from the partnership of $51.4 million, which reduced Applica’s investment in the partnership.

     A portion of the proceeds from the sale of Zoneperfect was being held in escrow as of December 31, 2004 and 2003, $8.4 million of which was owed to Applica. Half of this amount ($4.2 million) was recorded as part of the equity in net earnings of joint ventures in 2003. At December 31, 2004 and 2003, Applica had not collected any portion of the escrowed funds and had included the $4.2 million in other receivables. Management believed that the collection of the remaining $4.2 million was uncertain and, therefore, such amount was not recorded into income as of December 31, 2004 and 2003.

     Pursuant to the escrow agreement, the funds held in escrow were to be released to Applica at 18 and 24 months from date of closing, subject to any adjustments to the escrowed funds for breaches of representations and warranties or disputes related to a contingent negotiated matter. To date, two claims have been made against the escrowed funds. Applica’s portion of the disputed funds is $2.6 million. Pursuant to the escrow agreement, the disputed amounts are prohibited from being distributed until the applicable disputes are resolved. Therefore, in February 2005, Applica received approximately $1.6 million in the first distribution of the funds held in escrow. The disputed claims are being referred to mediation or arbitration. Assuming no additional claims are made against the escrowed fund, in September 2005, management expects to receive in the second distribution of funds from escrow, an additional cash payment of $4.2 million and to record additional earnings of $1.6 million. If and when the two claims made on the escrowed funds are resolved in its favor, Applica will receive cash and record additional earnings of up to $2.6 million.

     The partnership was dissolved in June 2004.

     The partnership’s summarized financial information, derived from its financial statements, is as follows:

At December 31,
2003
(In thousands)
Balance Sheet:
Total assets	$8,703
Total liabilities	$33
Partners’ capital	$8,670

	For the Years Ended December 31,
	2003	2002
	(In thousands)
Income Statement:
Investment income	$31	$156
Realized/unrealized gain on investments	$49,133	$31,338
Net earnings	$43,109	$31,487

     As of December 31, 2003, the difference between the carrying value of Applica’s investment in the joint venture partnership and 50% of the net equity of the partnership was due to the disproportionate share of remaining distributions from the partnership to be received by Applica pursuant to an agreement between Applica and the other 50% partner.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Applica’s equity in the net earnings of joint ventures was zero for the year ended December 31, 2004 and $55.6 million for the year ended December 31, 2003. In 2002, the equity in net earnings (loss) of joint ventures was a $1.5 million loss as the result of Applica’s losses related to its investment in a Florida limited liability company. Applica has no additional commitments or exposure related to this investment.

     Included in Applica’s consolidated retained earnings were earnings of approximately $54.1 million as of December 31, 2004 and 2003 related to Applica’s equity in the net earnings of the joint venture partnership.

NOTE C - SALE OF SUBSIDIARY, DIVISION AND PROPERTY

  Sale of Subsidiary

     In July 2004, Applica sold its Hong Kong based manufacturing subsidiary, Applica Durable Manufacturing Limited (“Applica Durable”) for $28.1 million. The sale primarily allowed Applica to outsource the manufacturing of its products in China. The decision to outsource the manufacturing operations did not materially impact the operations and cash flows of Applica, except for certain contract manufacturing operations.

     The assets and liabilities sold as part of the transaction included the following:

(In thousands)
Accounts receivable	$8,175
Intercompany receivable	30,604
Inventory, net	15,455
Prepaid expenses and other current assets	4,516
Property and equipment, net	17,732

$76,482

Accounts payable and other current liabilities	$36,782
Long-term debt	7,491
Deferred taxes	3,346

$47,619

     For 2004, revenues and gross profit from Applica’s contract manufacturing operations in China were $14.2 million and $3.5 million, respectively. Revenues and gross profit for 2003 were $24.6 million and $2.5 million, respectively. Revenues and gross profit for 2002 were $76.2 million and $13.7 million, respectively.

     The sale of the Chinese manufacturing operations resulted in a loss of approximately $0.8 million, primarily from the realization of cumulative foreign currency translation adjustments.

   Sale of Division

     In October 2004, Applica sold the Jerdon hotel and hospitality division. This division of the professional personal care products segment was sold because it no longer fit in the long-term strategic plans of Applica. The sale resulted in a gain on sale of $3.4 million.

     Revenues and pre-tax earnings attributable to the Jerdon division for 2004 were $8.6 million and $0.1 million, respectively. Revenues and pre-tax earnings for 2003 were $13.3 million and $0.7 million, respectively. Revenues and pre-tax earnings for 2002 were $13.4 million and $0.2 million, respectively.

   Sale of Property

     In the fourth quarter of 2004, Applica sold its executive offices located in Miami Lakes, Florida for $9.3 million. The sale resulted in a gain of approximately $1.3 million. The proceeds from the sale were used to repay the $5.7 million outstanding mortgage on the property and the remainder was used to repay a portion of Applica’s credit facility. In October 2004, Applica moved its executive offices to a leased facility in Miramar, Florida.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE D – RESTRUCTURING CHARGES

   Mexico Manufacturing

     In the fourth quarter of 2003, Applica initiated a plan to move the production of irons and toaster ovens for the U.S. marketplace from Mexico to third party suppliers in China in an effort to lower the costs of these products as manufacturers in China were providing good quality and design at a cost below our cost of producing these products in Mexico. This restructuring was completed in December 2004.

     In connection with the above restructuring plan, in 2004 and 2003, Applica recorded restructuring charges of $4.7 million and $3.7 million, respectively, consisting of $4.5 million of severance and $3.9 million of impairment charges associated with the write-down of machinery and equipment. The severance was paid in full by the end of 2004. At December 31, 2004, approximately $0.7 million of machinery and equipment was classified as assets held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheet.

     In the third quarter of 2004, Applica initiated a plan to move the production of the Home Café™ single cup coffee maker from Mexico to a third party manufacturer in China. The restructuring was completed in February 2005. At December 31, 2004, the number of Home Café™ units scheduled for production in Mexico was significantly reduced, and the production schedule shortened, to cut-off production by the end of February 2005. Due to the revised production schedule, an impairment analysis was performed as of December 31, 2004 in order to determine the recoverability of the carrying value of the machinery and equipment used for the Home Café™ production. Additionally, due to lead time constraints of raw materials and purchase commitments, the raw materials inventory relating to the Home Café™ production was evaluated for obsolescence.

     In connection with the above restructuring, Applica recorded an impairment of $3.7 million, consisting of impairment charges of approximately $1.4 million for machinery and equipment and approximately $2.3 million for obsolete raw materials inventory, net of approximately $0.7 million of estimated realizable value.

   Hong Kong-Based Manufacturing

     In the fourth quarter of 2003, Applica initiated a plan to restructure its Hong Kong-based manufacturing operations to focus primarily on products with proprietary technologies, such as the TideTM BuzzTM Ultrasonic Stain Remover, and to outsource most of its vertical integration. As a result, in the first quarter of 2004, management closed one factory totaling approximately 437,000 square feet. In connection with this restructuring plan, Applica recorded charges of approximately $0.8 million and $3.3 million in 2004 and 2003, respectively, consisting of impairment charges for the write-off of machinery and equipment of $2.5 million and severance of $1.6 million, respectively. The severance was paid in full in 2004. In July 2004, Applica sold its manufacturing operations in China.

     Estimated fair value for machinery and equipment was determined by either appraisals or discounted cash flows.

     All restructuring charges relate to the Manufacturing reportable segment.

NOTE E - TERMINATION BENEFITS

     In August 2004, David M. Friedson resigned his position as Chairman of the Board and a director of Applica. In connection with his resignation, Applica entered into a separation agreement with Mr. Friedson pursuant to which Mr. Friedson’s employment agreement was terminated and Applica agreed to pay him $6.5 million over the next year. Mr. Friedson agreed to repay approximately $3.1 million in outstanding loans to Applica on or before June 15, 2005. Applica also agreed to provide Mr. Friedson certain health insurance benefits for a period of 18 months and to extend the exercise period of options to purchase 500,000 shares of the common

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

stock of Applica for an exercise price of $3.625 per share. The options, which would have expired 90 days after the termination of Mr. Friedson’s employment, now expire in December 2005. The extension of the options resulted in compensation expense in 2004 of approximately $0.1 million.

     Additionally, during the third quarter of 2004, Applica incurred termination costs in connection with the termination of certain other senior management employment and consulting agreements and relationships of approximately $2.6 million, including certain officers in Hong-Kong.

     As of December 31, 2004, approximately $2.2 million of the termination benefits were paid. The remaining $6.9 million was included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2004.

NOTE F – GOODWILL AND OTHER INTANGIBLE ASSETS

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

     Applica applied the provisions of SFAS 142 beginning on January 1, 2002 and performed a transitional fair valued based impairment test. In accordance with SFAS 142, the testing for impairment of goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of a reporting unit with its carrying amount (including goodwill); and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its implied value.

     Based on the initial impairment test, performed with the assistance of an independent third party valuation group, Applica determined that the implied value of its goodwill was $49.5 million, resulting in a non-cash adjustment in the carrying value of goodwill of $121.3 million ($78.8 million, net of tax) in the first quarter of 2002. The implied fair value of goodwill was estimated using a combination of market multiples, comparable transactions and discounted cash flow methodologies. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of change in accounting principle in the first quarter of 2002.

     The implied fair value of goodwill was determined by allocating the fair value of Applica to all of Applica’s assets and liabilities; any excess of fair value over the amount allocated represented implied fair value of goodwill. The allocation process was performed solely for purposes of testing goodwill for impairment. Thus, the carrying amounts of assets and liabilities, other than goodwill, were not affected.

     The fair value of the individual assets is the amount at which an asset could be bought or sold in a current transaction not involving a forced or liquidating sale. The fair value of the individual liabilities is the amount at which a liability could be incurred or settled in a current transaction not involving a forced or liquidating sale.

     In Applica’s process of allocating the fair value to its tangible assets, primarily accounts receivable, inventory and manufacturing property, plant and equipment in China and Mexico, and identifiable intangible assets (i.e., customer relationships and tradenames) and liabilities, Applica determined that the implied value of goodwill (the residual) was $49.5 million.

     As of June 30, 2002 and 2003, Applica performed its annual fair value assessment, with the assistance of a third party valuation group, and determined that no additional impairment charge was necessary. Due to lower than expected sales of certain core categories of Black & Decker® branded products in the third and fourth quarters of

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2003, Applica performed an additional fair value assessment as of December 31, 2003 with the assistance of an independent third party valuation group, and determined that no impairment charge was necessary.

     As of June 30, 2004, Applica performed its annual fair value assessment of goodwill, with the assistance of an independent third party valuation group, and determined that the implied value of its goodwill was zero, resulting in a non-cash adjustment in the carrying value of goodwill of $62.8 million in the second quarter of 2004. The impairment charge was included as a component of selling, general and administrative expenses in the accompanying statement of operations for 2004.

     The impairment of goodwill was primarily due to lower than expected cash flows, resulting from lower-than-anticipated gross profit margins attributable to increased costs of raw materials and higher transportation costs. Implied fair value of goodwill was estimated using a combination of market multiples, comparable transactions and discounted cash flow methodologies.

     The implied fair value of goodwill at June 30, 2004, was determined by allocating the fair value of Applica to all of Applica’s assets and liabilities; any excess of fair value over the amount allocated represented implied fair value of goodwill.

     In Applica’s process of allocating the fair value to its tangible assets, primarily accounts receivable, inventory and manufacturing property, plant and equipment in Mexico, and identifiable intangible assets (i.e., customer relationships and tradenames) and liabilities, Applica determined that the implied value of goodwill (the residual) was zero. The carrying amount of goodwill was as follows:

	(In thousands)
Balance at December 31, 2003 and 2002	$62,812
Impairment adjustment at June 30, 2004	(62,812	)*

Balance at December 31, 2004	$—

_____________

* Relates primarily to the Household Products segment.

   Other Intangible Assets

     In June 1998, Applica acquired the household products group of The Black & Decker Corporation for $319.8 million in cash and assumed certain related liabilities. As part of the acquisition, Applica acquired the right to use the Black & Decker® trademark in four product categories: garment care, cooking, food preparation and beverage. Applica has the right to sell products under this license agreement in North America, Central America, and South America, excluding Brazil. The excess purchase price consideration over the estimated fair value of the acquired net assets was $228.8 million, of which $47.2 million was allocated to an intangible asset related to the Black & Decker® trademark and the remaining $181.6 million was allocated to goodwill. The $47.2 million assigned to the fair value of the intangible asset was based on a valuation performed by Applica, with assistance from an independent third party valuation group, as of June 1998. For the first five years (through June 30, 2003), the license was on a royalty free basis for the core product categories identified above. Mutually agreed upon renewals would be at a stated royalty rate, along with specified minimum royalty payments. The agreement provided for an initial period of five years, with a subsequent five-year extended term and up to three additional five-year extensions.

     Beginning in 2002, sales of Black & Decker® branded products under the original four product categories began to decrease significantly, which decrease continued through December 31, 2003. Sales of Black & Decker® branded products under the original four product categories for 2003, 2002, and 2001 were $399 million, $429 million and $446 million, respectively. As a result of the continuation of the lower sales of Black & Decker® branded products in the four core product categories in the third and fourth quarter of 2003 (which are Applica’s busiest quarters due to the seasonality of its business), management determined that a triggering event had occurred in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, Applica performed a valuation analysis by calculating the expected effective royalty rate in 2004 through 2006, taking into account the minimum royalties as well as the projected sales of Black & Decker® branded products under the original four categories. Based on the valuation analysis, management believed that there was no remaining value in the initial intangible asset as of December 31, 2003. Accordingly, Applica recorded an impairment charge

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of approximately $7.2 million to write off the unamortized book value of the asset. The impairment charge was reflected in the fourth quarter of 2003 because the decreased fourth quarter sales provided further confirmation of an impairment. Pursuant to the requirements of SFAS 144 and as a result of Applica’s valuation analysis, the impairment charge was classified as a component of income from operations in the accompanying statement of operations for 2003.

     The components of Applica’s intangible assets subject to amortization are as follows:

		December 31, 2004		December 31, 2003
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Amount	Amortization	Amount	Amortization
	(Years)	(In thousands)
Licenses	5.3	$3,000	$(1,055)	$3,000	$(333)
Contract-based	6.4	5,988	(3,440)	5,988	(2,509)

		$8,988	$(4,495)	$8,988	$(2,842)

     Amortization expense related to intangible assets was $1.7 million during 2004, $8.6 million during 2003 (excluding the above impairment charge of $7.2 million) and $8.3 million during 2002. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2005	$1,911
2006	880
2007	570
2008	261
2009	261
Thereafter	610

NOTE G - PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

		At December 31,
	Useful Lives	2004	2003
	(Dollars in thousands)
Building	15 - 50 years	$7,430	$15,963
Building improvements	8 - 31 years	652	4,884
Computer equipment	3 - 5 years	31,635	26,495
Equipment and other	3 - 8 years	66,985	111,579
Leasehold improvements*	8 years	3,727	11,600
Land and land improvements**	15-31 years	1,069	3,762

Total		111,498	174,283
Less accumulated depreciation		73,171	103,894

		$38,327	$70,389

*	Shorter of remaining term of lease or useful life

**	Only improvements are depreciated

     Applica is in the final stages of a major upgrade of its information technology infrastructure, including the installation of a new enterprise resource planning system. As of December 31, 2004 and 2003, approximately $11.8 million and $3.4 million, respectively, of capitalized expenditures associated with the information technology upgrade were included in property, plant, and equipment as assets not yet placed into service.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In connection with the sale of its Hong Kong-based manufacturing operations, and the sale of the executive offices in Miami Lakes, Florida, Applica sold property, plant and equipment with a net book value of approximately $17.7 million and $7.6 million, respectively.

NOTE H - ACCRUED EXPENSES

     Accrued expenses are summarized as follows:

	At December 31,
	2004	2003
	(In thousands)
Promotions, co-op and other advertising allowances	$12,565	$15,327
Salaries and bonuses	11,629	7,384
Warranty	7,183	6,084
Product liability	4,139	3,941
Back-office consolidation	2,536	5,553
Freight	2,259	2,654
Interest	2,530	2,851
Royalty	7,020	1,192
Other	12,185	16,376

	$62,046	$61,362

NOTE I – SHORT-TERM DEBT

   Revolving Credit Facility

     In 2001, Applica replaced its revolving credit and term debt facilities with a four-year asset-based senior secured credit facility that provided for borrowings on a revolving basis of up to $205 million with a $10 million sub-limit for letters of credit. In November 2004, Applica amended and restated the senior credit facility, to, among other things, reduce the credit amount to $175 million (including $10.0 million for letters of credit). Other changes to the amended credit facility include the replacement of the minimum Ebitda (as defined in the credit agreement) with a fixed charge ratio and the addition of a seasonal advance of up to $10.0 million between September 1 and November 15, provided certain measurements are achieved. The amended credit facility has a maturity date of November 2009.

     Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the amended facility, if Applica does not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, Applica must maintain a minimum daily availability under its borrowing base of $20 million and a minimum average daily availability of $30 million. As of December 31, 2004, Applica’s fixed charge coverage ratio was less than 1.0 to 1.0. If Applica maintains a fixed charge coverage ratio of greater than 1.0 to 1.0, but less than 2.0 to 1.0, there is no availability requirement, however there is an availability block of $10 million. If Applica maintains a fixed charge coverage ratio of greater than 2.0 to 1.0, there is no availability requirement and no availability block.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s fixed charge coverage ratio and set at 2.00% at December 31, 2004), which was 4.40% at December 31, 2004; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s fixed charge coverage ratio and was zero at December 31, 2004), which was 5.25% at December 31, 2004.

          Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based on Applica’s fixed charge coverage ratio and was zero at December 31, 2004), which was 5.25% at December 31,

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2004. Applica may at its option reduce the amount available under the credit facility to the extent such amounts are unused or prepaid in certain minimum amounts.

     The credit facility is collateralized by substantially all of the real and personal property, tangible and intangible, of Applica Incorporated and its domestic subsidiaries, as well as:

•	a pledge of all of the stock of such domestic subsidiaries;

•	a pledge of not more than 65% of the voting stock of each direct foreign subsidiary of Applica Incorporated and each direct foreign subsidiary of each domestic subsidiary of Applica Incorporated; and

•	a pledge of all of the capital stock of any subsidiary of a subsidiary of Applica Incorporated that is a borrower under the credit facility.

         The credit facility is guaranteed by all of the current, and will be guaranteed by any future, domestic subsidiaries of Applica Incorporated.

     The credit facility contains a number of significant covenants that, among other things, restrict the ability of Applica to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. At December 31, 2004, Applica was in compliance with all covenants under the credit facility.

     As of December 31, 2004, Applica had letters of credit of $1.5 million outstanding under its credit facility, as compared to $2.5 million outstanding as of December 31, 2003. At December 31, 2004, Applica had $53.8 million available under the credit facility. As stated above, Applica must currently maintain a minimum daily availability under its borrowing base of $20 million and a minimum average daily availability of $30 million.

     Although the credit facility expires in November 2009, Applica has classified the borrowings thereunder as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

  Notes and Acceptance Payable

     Certain of Applica’s foreign subsidiaries have approximately $1.2 million in trade finance and letter of credit lines, payable on demand, which are secured by the subsidiaries’ tangible and intangible property, and a guarantee by the parent company, Applica Incorporated. As of December 31, 2004 and 2003, there was $0.9 million and zero, classified as short term, respectively under the trade finance lines. Applica had zero and $0.3 million outstanding under the letter of credit lines at December 31, 2004 and 2003, respectively.

     Applica’s credit facility, including interest rate swaps designated as hedges, and notes and acceptance payable is summarized below:

		Stated	Interest Rate
		Interest	Swaps	Effective	Swap
	Balance	Rate (1)	Pay Fixed (2)	Interest Rate (3)	Maturities
	(Dollars in Thousands)
At December 31, 2004:
Credit facility	$88,541	4.40%	$—	—
Notes and acceptance payable	914	2.83%	—	—

Total	$89,455		$—

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

		Stated	Interest Rate
		Interest	Swaps	Effective	Swap
	Balance	Rate (1)	Pay Fixed (2)	Interest Rate (3)	Maturities
	(Dollars in Thousands)
At December 31, 2003:
Credit facility	$62,703	3.1%	$50,000	3.2%	December 2004
Notes and acceptance payable	—	—	—	—

Total	$62,703		$50,000

(1)	Interest rates are based upon the rates at December 31, 2004 and 2003; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate swaps.

(3)	The effective interest rate is the weighted average interest rate after taking into consideration the effect of interest rate swaps outstanding as of year-end entered into with respect to certain of those borrowings as indicated in the “Pay Fixed” column.

NOTE J – LONG-TERM DEBT

  10% Senior Subordinated Notes

     Applica issued $130.0 million in 10% Senior Subordinated Notes in July 1998, which bear interest at an annual rate of 10%, are payable semi-annually and mature on July 31, 2008. The notes are general unsecured obligations of Applica and rank subordinate in right of payment to all senior debt of Applica and pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, at various redemption prices. During 2003, Applica repurchased $65 million of these notes and incurred a loss on redemption of $3.9 million. In February 2004, Applica repurchased an additional $4.25 million of these notes and incurred a loss on redemption of $187,000.

     The indenture pursuant to which the notes were issued contains certain covenants that, among other things, limit the ability of Applica to incur additional indebtedness and issue preferred stock, pay dividends or make other certain restricted payments, apply net proceeds from certain asset sales, or sell stock of subsidiaries. At December 31, 2004 Applica was in compliance with all covenants under the subordinated note indenture.

  Mortgage Loan

     In April 2002, Applica Consumer Products, Inc., Applica’s U.S. operating subsidiary, entered into a five-year $6.0 million mortgage loan on Applica’s executive offices located in Miami Lakes, Florida. The loan bore interest at an annual rate of 7.25%, with monthly principal and interest payments based on a 20-year amortization. A final balloon payment was due at the end of the term. The loan was collateralized by a first mortgage on the property and the building located thereon. In the fourth quarter of 2004, Applica sold its executive offices in Miami Lakes, Florida to an unrelated third party for $9.3 million and $5.7 million of the proceeds was used to repay the outstanding mortgage on the property. The remainder of the proceeds was used to pay down a portion of Applica’s credit facility.

  Notes Payable

     In conjunction with the acquisition of Weitech, Inc. in May 2002, Applica Consumer Products, Inc., Applica’s U.S. operating subsidiary, issued $3.0 million of notes payable primarily to the former shareholders of Weitech. These notes are unsecured, bear interest at an annual rate of 6.0%, and mature on May 31, 2005, with interest only payable quarterly. At December 31, 2004, the notes payable were included in current portion of long term debt in the accompanying consolidated balance sheet.

     Applica’s long-term debt, including interest rate swaps designated as hedges, is summarized below:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

			Interest Rate Swaps	Effective Interest Rate	Swap
	Balance	Stated Interest Rate	Pay Fixed (1)	(2)	Maturities
	(Dollars in Thousands)

At December 31, 2004:
Notes Payable	$3,000	6.0%	$—	6.0%
10% Notes (3)	61,008	10.0%	30,000	8.2%	July 2008

Total	64,008		30,000
Less current portion	3,000		—

Total long-term debt	$61,008		$30,000

At December 31, 2003:
Mortgage Loan (4)	$5,767	7.3%	$—	7.3%
Notes Payable	3,000	6.0%	—	6.0%
10% Notes (3)	65,318	10.0%	30,000	8.4%	July 2008

Total	74,085		30,000
Less current portion.	151		—

Total long-term debt.	$73,934		$30,000

(1)	Amounts represent notional values of interest rate swaps.

(2)	The effective interest rate is the weighted average interest rate after taking into consideration the effect of interest rate swaps outstanding as of year-end entered into with respect to certain of those borrowings as indicated in the “Pay Fixed” column.

(3)	Includes $258,000 and $318,000 that represented the positive fair value of underlying hedge as of December 31, 2004 and 2003, respectively, as required pursuant to SFAS 133.

(4)	In the fourth quarter of 2004, Applica sold its executive offices in Miami Lakes, Florida to an unrelated third party for $9.3 million. Part of the proceeds was used to repay the outstanding mortgage.

NOTE K - EMPLOYEE BENEFIT PLANS

          Applica has a 401(k) plan for its employees to which it makes discretionary contributions at rates dependent on the level of each employee’s contributions. Contributions made by Applica are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the years ended December 31, 2004, 2003 and 2002 totaled approximately $477,000, $749,000 and $803,000, respectively, and were included as a component of operating expenses in the consolidated statement of operations. Applica does not provide any health or other benefits to retirees.

NOTE L - INCOME TAXES

          At December 31, 2004 and 2003, Applica had deferred tax assets in excess of deferred tax liabilities of $93.8 million and $68.7 million, respectively. Applica determined that it was more likely than not that $11.2 million and $61.3 million of such assets will be realized, resulting in a valuation allowance of $82.6 million and $7.4 million as of December 31, 2004 and 2003, respectively. Applica evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.

          Commencing in 2001, the earnings of certain foreign entities were taxed based on U.S. statutory rates, notwithstanding the repatriation of earnings. Applica repatriated approximately $91.4 million of income from its foreign operations in 2004. In 2003, Applica did not repatriate any income from its foreign operations. However, Applica provided taxes on certain 2003 foreign earnings at U.S. based rates that Applica did not intend to permanently reinvest. In 2002, Applica repatriated approximately $20.7 million from its foreign operations. No provision was made for U.S. taxes on the remaining accumulated undistributed earnings of Applica’s foreign subsidiaries of approximately $61.5 million at December 31, 2004 and $156.0 million at December 31, 2003, as it was anticipated that such earnings would be reinvested in their respective operations or in other foreign operations.

          In the second quarter of 2004, Applica changed its position regarding the permanent investment of certain foreign undistributed earnings, primarily as a result of its decision to exit its Hong Kong-based manufacturing

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

operations. In the fourth quarter of 2004, Applica repatriated $78.4 million of the $85.5 million of the previously untaxed earnings for which a related tax expense of $24.0 million was recorded in the second quarter of 2004.

          SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits and length of carryback and carryforward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the reviews undertaken at June 30, 2004 and September 30, 2004, Applica concluded that it was appropriate to record additional valuation allowances of $51.4 million and $3.9 million in the second and third quarters of 2004, respectively.

          Management is still evaluating the impact to Applica from the recent enactment of the American Jobs Creation Act of 2004. This law provides for a temporary dividends received deduction from controlled foreign corporations to the U.S. Applica repatriated $78.4 million during the fourth quarter of 2004. Certain of these dividends may be excluded from taxable income pursuant to the Act and may result in future tax benefits. Applica expects to complete its evaluation in 2005.

          Based on the review undertaken at December 31, 2004, Applica concluded that an additional $19.9 million in valuation allowance was needed. Most of the $24.0 million of the deferred tax liability related to the repatriation of foreign earnings that was recorded in the second quarter of 2004 converted to additional deferred tax assets that were reserved for in the fourth quarter. Net operating loss carryforwards and foreign tax credits were not utilized in 2004 as a result of the 85% dividends received deduction allowed by the AJCA, but a valuation allowance was applied against these benefits. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $11.2 million at December 31, 2004, primarily from identified tax planning strategies.

          Applica expects to continue to maintain a valuation allowance on certain future tax benefits until an appropriate level of profitability is reached or Applica is able to develop tax strategies which would enable it to conclude that it is more likely than not that a portion of its net deferred tax assets would be realized.

          Income tax provision (benefit) consisted of the following:

	For the Year ended December 31,
	2004	2003	2002
	(In thousands)
Current:
Federal	$1,844	$(174)	$—
Foreign	4,298	(279)	3,449
State	—	—	—
	6,142	(453)	3,449
Deferred	53,309	10,600	1,377
	$59,451	$10,147	$4,826

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          The United States and foreign components of earnings (loss) before income taxes were as follows:

	For the Year ended December 31,
	2004	2003	2002
		(In thousands)
United States	$(76,288)	$11,441	$(4,757)
Foreign	2,785	13,929	14,635

	$(73,503)	$25,370	$9,878

          The differences between the statutory rates and the tax rates computed on pre-tax earnings are as follows:

	For the Year ended December 31,
	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
Permanent differences	(3.3)	7.1 *	14.1 *
State income tax	2.4	(1.0)	(1.4)
Net tax rate differential on undistributed earnings and change in estimated tax provision	0.4	(3.1)	1.7
Foreign earnings distributed to, or taxable in, the U.S.	(13.6)	2.5	2.7
Valuation allowance	(101.8)	—	—
Other	—	(0.5)	(3.2)

	(80.9)%	40.0%	48.9%

*	Permanent differences are primarily the result of foreign exchange translation losses .

          The Internal Revenue Service has completed its examination of Applica’s U.S. tax returns for the years 1994 through 1998 and there were no adjustments. As a result, management expects to receive $1.6 million, plus interest, in the first half of 2005 related to returns filed for loss carrybacks and other amended returns that were being held until completion of the examination. In addition, Applica Canada Corporation, Applica’s Canadian operating subsidiary, was audited by the Ontario Ministry of Finance for the 2000, 2001 and 2002 tax years. As a result, net operating losses and carryforwards were adjusted and no cash taxes were due. Management believes that adequate provision for taxes has been made for the years not yet examined.

          The primary components of future deferred tax assets (liabilities) were as follows:

	At December 31,
	2004	2003
	(In thousands)
Inventory differences	$(374)	$(1,889)
Accrued expenses	12,606	13,505
Valuation allowance	(12,199)	—

Total current assets	33	11,616

Net operating loss and other carryforwards	42,802	33,465
Fixed assets	3,306	760
Goodwill and intangible asset amortization	36,054	23,469
Unrealized derivative tax	(579)	(632)
Valuation allowance	(70,371)	(7,367)

Net non-current assets	11,212	49,695

Net deferred tax assets	$11,245	$61,311

          The deferred tax assets resulting from disqualifying dispositions of shares of common stock acquired pursuant to incentive stock options and the exercise of non-qualified stock options in 2004 was zero, after a

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     valuation allowance of $256,000 was applied. In 2003 and 2002 Applica recorded additions to paid-in capital in the amounts of $47,000 and $41,000, respectively.

          At December 31, 2004, Applica had net operating loss carryforwards (“NOLs”) of approximately $31.9 million for domestic federal income tax purposes and $13.2 million for foreign income tax purposes. Although management is still evaluating the impact from the recent enactment of the American Jobs Creation Act, the available domestic NOLs indicated below reflect Applica’s proposed election to apply Internal Revenue Code (“IRC”) Section 965 in 2004. This would allow for an 85% dividends received deduction against all or some of the $78.4 million repatriated in the fourth quarter of 2004. The domestic operating losses and foreign losses expire as follows:

Year of Expiration	Domestic Operating Losses	Foreign Losses
2005	$—	$1,020
2007	—	1,757
2014	—	7,371
2019	11,502	—
2020	18,134	—
2021	3	—
2022	25	—
2024	2,204	—
Indefinite	—	3,081

	$31,868	$13,229

          Applica also has NOLs in numerous states that had a tax benefit of $9.2 million and $7.2 million in 2004 and 2003, respectively. Applica has applied valuation allowances, tax effected, against these NOLs of $9.2 million and $4.1 million in 2004 and 2003, respectively. In addition, Applica has U.S. foreign tax credits of $14.7 million, assuming the IRC Section 965 election, and $11.4 million in 2004 and 2003, respectively, before an established valuation allowance of $14.7 million as of 2004 and $3.3 million as of 2003. Applica establishes valuation allowances against the state NOLs and U.S. foreign tax credits when it is more likely than not that the benefits will not be realized prior to expiration. Applica’s U.S. subsidiaries have provided a valuation allowance of $78.9 million on all its deferred tax assets except for $6.2 million related to net operating loss carryforwards that can be used as a result of a tax planning strategy pursuant to SFAS 109.

NOTE M - COMMITMENTS AND CONTINGENCIES

Litigation

     Applica is subject to legal proceedings, products liability claims and other claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of Applica. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.

Employment Agreements

          Applica has entered into employment agreements with several of its senior officers for periods ranging from one to three years. The agreements provide the executives with an option to terminate their agreements and receive lump sum payments of up to 30 months compensation if there is a change in control of Applica, as defined in such agreements.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Leases

          Applica has non-cancelable operating leases for office leases and office equipment. The leases expire over the next ten years and contain provisions for certain annual rental escalations. Future minimum payments under Applica’s non-cancelable long-term operating leases are as follows:

(In thousands)
2005	$5,432
2006	3,585
2007	3,537
2008	2,391
2009	1,988
Thereafter	6,331

$23,264

          Rent expense for the years ended December 31, 2004, 2003 and 2002 totaled approximately $6.2 million, $7.5 million and $8.1 million, respectively.

          In October 2004, Applica sold its executive offices located in Miami Lakes, Florida, for $9.3 million and moved to a 110,000 square foot leased facility in Miramar, Florida. The lease has a term of 10 years, a five year renewal option and monthly rental payments of approximately $117,000. In connection with the leased facility, Applica deposited, in the form of an unconditional irrevocable letter of credit, $1.0 million to be held as a security deposit. The security deposit will be reduced on a yearly basis if Applica’s debt maintains certain Standard and Poor ratings.

          Applica leases a 562,000 square foot warehouse in Little Rock, Arkansas for warehousing and distribution, which expires in March 2008. During 2004, Applica sold its Hong Kong manufacturing subsidiary. The sale included the transfer of certain facilities in China that were operated under contracts with the local government, with terms between two and ten years. During 2002, Applica closed its office in Shelton, Connecticut.

     License Agreements

          Applica licenses the Black & Decker brand in North America, Latin America (excluding Brazil) and the Caribbean for four core categories of household appliances: beverage products, food preparation products, garment care products and cooking products. In October 2004, Applica and The Black & Decker Corporation extended the trademark license agreement through December 2010. Under the agreement as extended, Applica agreed to continue to pay The Black & Decker Corporation royalties based on a percentage of sales, with guaranteed minimum royalty payments of $12.5 million annually. Renewals of the license agreement, if mutually agreed upon, will be for five-year periods. If Black & Decker does not agree to renew the license agreement, Applica has 18 months to transition out of the brand name. No minimum royalty payments will be due during such transition period. The Black & Decker Corporation has agreed not to compete in the four core product categories for a period of five years after the termination of the license agreement.

          Upon request, Black & Decker may elect to extend the license to use the Black & Decker® brand to certain additional products. In 2000 and 2001, Black & Decker extended the license to heaters, fans, humidifiers, dehumidifiers, air purifiers, deep fryers and bag sealers. In 2002, Black & Decker agreed to extend the license to ice cream makers and mixers. In 2003, the license was further extended to certain electronic pest and insect control products, the TideTM BuzzTM ultrasonic stain removing appliance and vacuum bag sealers. In 2004, the license was extended to bug zappers.

          Further, Applica has licenses from The Procter & Gamble Company to use the Tide® brand in all countries in the Western Hemisphere for the specially formulated Tide™ BuzzTM Ultrasonic Cleaning Fluid and the Home Cafe™ brand worldwide for the Black & Decker® single cup brewing machine.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Applica owns the Littermaid® trademark for self-cleaning litter boxes and has extended the trademark for accessories such as litter, a litterbox privacy tent and waste receptacles. Applica owns two patents and has exclusive licenses to three other patents covering the Littermaid® litter box. The license agreements are for the life of the applicable patent and do not require minimum royalty payments. The patents have been issued in the United States and a number of foreign countries.

          In April 2004, Applica entered into a license and settlement agreement with Tilia, Inc. and Tilia International, Inc. to resolve patent infringement litigation pending involving the Black & Decker® Freshguard Vacuum Sealer and bags. As part of the license and settlement agreement, Applica agreed to pay Tilia royalties for using its vacuum sealing technology. In addition, Applica agreed to not contest the validity of Tilia’s previously disputed patents and to settle any future disputes over product infringement by arbitration.

Supply Agreement

          In June 2004, Applica entered into a long-term supply agreement with Elec-Tech International (H.K.) Company, Ltd. The supply agreement provides for rebates during the first five years if Applica meets certain levels of product purchases. As of December 31, 2004, Applica had no accrual related to the rebates. Additionally, the supply agreement provides a right of first refusal with respect to manufacturing or purchasing products, as applicable, for each party. Applica intends to use Elec-Tech as a significant source of product supply, however, Applica maintains the flexibility to purchase products from its affiliate and from third parties in a number of circumstances, including Elec-Tech’s inability to meet Applica’s price, quality and delivery criteria. The agreement also provides indemnification to Applica for product liability claims and recalls related to products purchased from Elec-Tech. Additionally, Applica has the right of offset under the agreement. Therefore, at December 31, 2004, accounts receivable of $9.1 million from Elec-Tech and accounts payable of $10.8 million due to Elec-Tech are presented net and were included in accounts payable in the accompanying consolidated balance sheet.

          Elec-Tech accounted for approximately 14% of Applica’s total purchases in 2004. No other supplier accounted for more than 10% of Applica’s total purchases in 2004, 2003 and 2002.

NOTE N - SHAREHOLDERS’ EQUITY

Stock Options

          Under various plans, Applica may grant incentive or non-qualified stock options to employees and directors. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant and no option is exercisable after the expiration of ten years from the date of grant. The stock options outstanding under the plans were generally granted for terms of five, six or ten years and vest on a straight line basis over periods ranging from one to six years. No compensation expense was recognized upon either the grant or exercise of these stock options, except for $0.1 million during 2004 in connection with the resignation of the former Chairman of the Board.

          As of December 31, 2004, there are no shares available for grant under the 1988 Directors Stock Option Plan or the 1992 Employees’ Incentive Stock Option Plan, 95,253 shares available for grant under the 1996 Stock Option Plan, 102,563 shares available for grant under the 1998 Stock Option Plan and 211,266 shares available for grant under the 2000 Stock Option Plan.

          In the past, Applica has also granted non-qualified stock options that are not under any plan. However, no non-plan options have been granted since 1998.

          Information with respect to stock option activity is as follows:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2004		2003		2002
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares(000)	Exercise Price	Shares(000)	Exercise Price	Shares(000)	Exercise Price
Outstanding at beginning of year	2,843	$6.64	3,382	$7.50	4,216	$12.67
Granted	1,113	$4.74	172	$7.21	603	$5.16
Exercised	(562)	$6.93	(130)	$7.00	(123)	$7.16
Forfeited	(639)	$8.55	(581)	$11.99	(1,314)	$23.00

Outstanding at end of year	2,755	$5.30	2,843	$6.65	3,382	$7.50

Options exercisable at end of year	1,470		2,270		2,483
Weighted-average fair value of options granted during the year	$5.91		$6.84		$3.62

          The following information applies to options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
	Shares(000)	Contractual Life	Exercise Price	Shares(000)	Exercise Price
$3.63 - $6.33	2,164	3.20	$4.24	959	$4.08
$6.34 - $9.50	415	2.00	$7.38	353	$7.36
$9.51 - $12.67	77	3.40	$10.27	62	$10.32
$12.68 - $15.84	83	2.40	$14.03	82	$14.03
$16.25	5	1.30	$16.25	4	$16.25
$31.69	11	2.90	$31.69	10	$31.69

	2,755		$5.30	1,470	$5.91

     Employee Stock Purchase Plan

          In May 2000, Applica’s shareholders authorized up to 500,000 shares of common stock for the 2000 Employee Stock Purchase Plan. Under the plan, eligible employees may elect to participate on January 1 or July 1 of each year. Subject to certain limitations determined in accordance with calculations set forth in the plan, an eligible employee is granted a right to purchase shares of common stock (up to a maximum of 1,000 shares) on the last business day on or before each June 30th and December 31st of any year during which he or she is a participant. The option exercise price per share will be an amount equal to 85% of the lower of the market price on the first day of the twelve-month offering period or the market price on the exercise date, unless the participant’s entry date is not the first day of the offering period, in which case the exercise price will be an amount equal to 85% of the lower of the market price of the common stock on the entry date or the market price on the exercise date. As of December 31, 2004 and 2003, an aggregate of 310,997 and 263,958 shares, respectively, of common stock had been issued under the plan.

     Common Stock Purchase Rights Plan

          In February 2003, the Board of Directors of Applica Incorporated terminated Applica’s Common Stock Purchase Rights Plan. The plan was terminated by redeeming the rights that were issued under the rights Agreement. The Rights were redeemed at a price of $.00001 per right, paid in cash.

NOTE O – VENDOR CONSIDERATION

          Applica’s supplier of vacuum packaging products has agreed to reimburse it $4.0 million for a portion of the costs of litigating a patent infringement matter with Tilia International, Inc. The reimbursement is evidenced by an unsecured note receivable bearing interest at a rate of 6% per annum and is payable in equal quarterly

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

installments of $200,000, plus interest, over five years. Management believes that the ultimate collection of the note receivable is not assured and is dependent on Applica’s future purchases from the supplier. Therefore, the amount collected on the note receivable is being recorded on the “cash basis” over the five-year period as a reduction of future product costs. Applica recorded $380,000 (principal plus interest) as a reduction of cost of goods sold for the year ended December 31, 2004.

NOTE P - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

          Applica currently manages its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing.

•	The Household Products segment is a leading distributor and marketer of small electric household appliances, primarily cooking, garment care, food preparation, beverage products, pet products and pest products, marketed under the licensed brand names, such as Black & Decker®, Home Café™ and Tide®, as well as owned brand names, such as Applica®, Gizmo®, Littermaid®, Weitech and Windmere®. The Household Products segment sales are handled primarily through in house sales representatives to mass merchandisers, specialty retailers and appliance distributors in North America, Latin America and the Caribbean.

•	The Professional Personal Care segment is a distributor and marketer of a broad range of personal care products under the Belson® and Jerdon® brands. The Professional Personal Care segment sales are handled primarily through independent sales representatives to specialty retailers and some mass merchandisers in North America. The Jerdon® brand was sold in October of 2004.

•	The Manufacturing segment constitutes Applica’s Hong Kong-based and Mexican manufacturing operations. In July 2004, Applica sold all of its interest in Applica Durable Manufacturing Limited, its Hong Kong manufacturing subsidiary.

          The profitability measure employed by Applica for making decisions about allocating resources to segments and evaluating segment performance is operating (loss) earnings. Generally, segments follow the same accounting policies as those described in Note A of Applica’s consolidated financial statements.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Segment information for the years ended 2004, 2003 and 2002 was as follows:

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
	(In thousands)
Year Ended 2004:
Net sales	$645,291	$64,918	$191,445	$901,654
Intersegment sales	1,129	—	173,792	174,921
Operating earnings (loss)	21,359	6,452	(7,357)	20,454
Depreciation and amortization	1,549	7	8,495	10,051
Total assets	257,285	37,965	55,745	350,995

Year Ended 2003:
Net sales	$543,256	$68,993	$291,509	$903,758
Intersegment sales	—	—	263,119	263,119
Operating earnings	11,366	7,448	5,304	24,118
Depreciation and amortization	1,447	15	16,212	17,674
Total assets	182,391	32,310	176,943	391,644

Year Ended 2002:
Net sales	$578,919	$68,570	$383,385	$1,030,874
Intersegment sales	—	—	303,518	303,518
Operating earnings	33,115	6,773	24,241	64,129
Depreciation and amortization	1,240	20	15,939	17,199

          The following table sets forth the reconciliation to consolidated amounts for net sales, operating earnings (loss) and total assets:

	2004	2003	2002
	(In thousands)
Net Sales:
Total revenues for reportable segments	$901,654	$903,758	$1,030,874
Eliminations of intersegment sales	(174,921)	(263,119)	(303,518)

Consolidated net sales	$726,733	$640,639	$727,356

Operating (loss) earnings:
Total operating earnings from reportable segments	$20,454	$24,118	$64,129
Unallocated amounts:
Termination benefits	(9,153)	—	—
Gain on sale of subsidiary, division and property - net	3,921	—	—
Restructuring and other credit (charges)	563	(4,681)	(10,643)
Impairment of goodwill	(62,812)	—	—
Impairment of intangible asset	—	(7,152)	—
Shared services and all other	(17,740)	(25,398)	(26,877)

Consolidated operating (loss) earnings	$(64,767)	$(13,113)	$26,609

Total assets:
Total assets from reportable segments	$350,995	$391,644
All other	24,942	87,192

Consolidated total assets	$375,937	$478,836

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The following table sets forth the approximate amounts and percentages of Applica’s consolidated net sales by product category during the periods ending December 31,:

	2004		2003		2002
			(Dollars in thousands)
	Net Sales	%	Net Sales	%	Net Sales	%
Kitchen Products	$446,290	61%	$352,783	55%	$353,271	49%
Home Products	138,912	19%	135,718	21%	161,178	22%
Personal Care Products (1)	64,918	9%	68,993	11%	68,570	9%
Pet Products	38,171	5%	34,289	5%	35,855	5%
Pest Control Products	15,087	3%	17,095	3%	15,869	2%
Contract Manufacturing (2)	17,653	2%	28,246	4%	79,242	11%
Other Products	5,702	1%	3,515	1%	13,371	2%

(1)	Includes sales of products by the Jerdon hotel and hospitality division, which was sold in October 2004. Such sales totaled $8.6 million in 2004, $13.3 million in 2003 and $13.4 million in 2002.

(2)	Includes contract manufacturing sales from Applica’s Hong Kong-based manufacturing operations, which were sold in July 2004. Such sales totaled $14.2 million in 2004, $24.6 million in 2003 and $76.2 million in 2002.

          In 2003 and 2004, Applica’s international operations were conducted primarily in China and Mexico, with lesser activities in Canada, the Caribbean and South and Central America. In July 2004, Applica sold its Hong Kong-based manufacturing operations. As a result, Applica’s international operations are now conducted primarily in Latin America, Canada and the Caribbean. Other than the United States, Applica does not have external sales to customers located in any country which exceed 10% of consolidated sales. The following table sets forth the composition of Applica’s sales between those in the United States and those in other locations for each year:

	2004	2003	2002
	(In thousands)
Net sales:
United States operations	$559,348	$477,655	$501,797
International operations:
Sales to unaffiliated customers	167,385	162,984	225,559
Sales – intercompany:
Mexico	103,496	113,264	134,934
Canada	1,129	—	—
China	70,296	149,855	168,584

	174,921	263,119	303,518
Eliminations	(174,921)	(263,119)	(303,518)

Consolidated net sales	$726,733	640,639	$727,356

Long-lived assets (1):
United States operations	$24,522	$88,315
International operations	18,298	51,032

Consolidated long-lived assets	$42,820	$139,347

(1)	Includes property plant and equipment, goodwill, and other intangible assets.

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE Q - CONCENTRATION OF CREDIT AND OTHER RISKS

          Applica sells on credit terms to a majority of its customers, most of which are U.S., Canadian and Latin American retailers and distributors located throughout those countries.

          Wal-Mart Corporation accounted for 34.7%, 29.8% and 24.5% of 2004, 2003 and 2002 consolidated net sales, respectively. Target Corporation accounted for 10.9%, 9.2% and 8.3% of 2004, 2003 and 2002 consolidated net sales, respectively. No other customers accounted for more than 10% of Applica’s consolidated net sales for the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004 and 2003, Wal-Mart Corporation accounted for 30.8% and 29.0%, respectively, of Applica’s consolidated accounts receivable. As of December 31, 2004 and 2003, Target Corporation accounted for 16.3% and 12.2%, respectively, of Applica’s consolidated accounts receivable. No other customers accounted for more than 10% of Applica’s consolidated accounts receivable at December 31, 2004 and 2003.

          A majority of Applica’s revenue is generated from the sale of Black & Decker® branded products, which represented approximately 77%, 70% and 62% of consolidated net sales in 2004, 2003 and 2002, respectively.

          Applica’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be set in an amount sufficient to respond to normal business conditions. Management sets specific allowances for customers in bankruptcy, if any, and an additional allowance for the remaining customers. Should business conditions deteriorate or any major credit customer default on its obligations to Applica, this allowance may need to be increased, which may have an adverse impact upon Applica’s earnings. As of December 31, 2004 and 2003, the allowance for doubtful accounts was $11.7 million and $12.5 million, respectively. Applica reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. Applica writes off all uncollectible trade receivables against its allowance for doubtful accounts.

          In 2002, Applica entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. The agreements allowed Applica to transfer to CIT, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Applica remained the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. At December 31, 2004 and 2003, $17.4 million and $16.5 million, respectively, of accounts receivable were insured under this arrangement. In December 2004, Applica entered into new credit approved receivables purchasing agreement with FCIA Underwriters. The agreement allows Applica to transfer to FCIA, without recourse, up to 90% of approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers, up to a maximum aggregate amount of $10 million. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. No amounts were outstanding under the agreement with FCIA in 2004. These arrangements are strictly for the purpose of insuring selected receivables.

          Applica purchases the majority of its products from third party suppliers in the Far East. Applica also sells its products to customers located in foreign jurisdictions, including Latin America and Canada. Applica operates a manufacturing facility through its Mexican manufacturing subsidiary, Applica Manufacturing, S. de. R.L. de C.V. Because Applica procures its products and conducts business in several foreign countries, Applica is affected by economic and political conditions in those countries, including fluctuations in the value of currency, increased duties, possible employee turnover, labor unrest, lack of developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable, and the burdens and costs of compliance with a variety of foreign laws. Changes in policies by the United States or foreign governments resulting in, among other things, increased duties, higher taxation, currency conversion limitations, restrictions on the transfer of funds, limitations on imports or exports, or the expropriation of private enterprises could have a material adverse effect on Applica, its results of operations, prospects or debt service ability. Applica could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.

          China gained Permanent Normal Trade Relations (“PNTR”) with the United States when it acceded to the World Trade Organization (“WTO”), effective January 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. No assurance can be given that China will meet these requirements and

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

remain a member of the WTO, or that its PNTR trading status will be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States, which would have a material adverse impact on Applica’s business, financial condition and results of operations.

          Applica also conducts trading activities through subsidiaries incorporated in Hong Kong, which may be influenced by the changing political situation in Hong Kong and by the general state of the Hong Kong economy.

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

NOTE R — RELATED PARTY TRANSACTIONS

          Sales Representative Relationships. Applica Consumer Products, Inc. uses the services of TJK Sales, Inc. (“TJK”), an independent sales representative. Thomas J. Kane, a member of Applica’s Board of Directors, is the sole shareholder and Chief Executive Officer of TJK. Applica Consumer Products, Inc. entered into an agreement with TJK, pursuant to which Applica agreed to pay $3,000 per month plus certain expenses in return for TJK’s services as a sales representative to J.C. Penney. The agreement may be terminated by either party on 30 days’ notice. Payments to TJK totaled approximately $37,000 in 2004, $36,000 in 2003 and $125,000 in 2002. Applica also reimburses TJK for certain related out-of-pocket expenses.

          Matters Relating to Ourimbah Investment Ltd. Ourimbah Investment Ltd., a Hong Kong company, owns approximately 7.2% of the outstanding common stock of Applica. Messrs. Lai Kin and Lam King Loi are majority owners of Ourimbah. Mr. Lai Kin served as a member of the Board of Directors of Applica until October 2004 and was the former Chairman of Applica Durable Manufacturing Limited, Applica’s Hong Kong manufacturing subsidiary. Mr. Lam King Loi is the former Vice Chairman of Applica Durable.

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

          In connection with his employment with Applica Durable, Mr. Lai Kin was paid total compensation of approximately $563,000 and $541,000 for his services during the years ended December 31, 2003 and 2002, respectively. Members of Mr. Lai’s family were paid approximately $959,500 and $946,800 for their services to Applica Durable during the years ended December 31, 2003 and December 31, 2002. Mr. Lam King Loi was paid total compensation of approximately $295,000 and $296,000 for his services during the years ended December 31, 2003 and 2002. As Applica sold all of its shares of Applica Durable in July 2004, payments made by that company are no longer considered related party transactions in 2004. In connection with the sale, Mr. Lai and Mr. Lam terminated their employment relationships with Applica Durable. In connection with such termination:

•	Applica entered into severance agreements with Mr. Lai and agreed to pay him a severance payment of $842,833 payable over 18 months;

•	Applica entered into severance agreements with Mr. Lam and agreed to pay him a severance payment of $387,903 payable over 12 months; and

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

•	Applica entered into a severance agreement with Eliza Lai and paid her a severance payment of $166,367.

          Applica Durable leased certain factories and worker dormitories in China from Ourimbah, which facilitated the building of such factories and dormitories with the local government. The rental payments made to Ourimbah during the year ended December 31, 2003 and 2002 totaled approximately $838,000 and $870,000, respectively.

          Dubel Industrial Limited. Applica Durable was the majority shareholder of Dubel Industrial Limited, which owned a dormitory building located in China. Certain employees of Durable who resided in the dormitories were given shares of Dubel as a form of employee benefit. As a shareholder, these employees would also receive cash distributions based on the rental payments received by Dubel. In December 2003, Applica Durable purchased the shares of Dubel held by employees. In 2003, in connection with the cash distributions and the repurchase of the shares, Lai Kin and his family received approximately $109,400 and Lam King Loi received $17,800. In 2002, in connection with the cash distributions, Lai Kin and his family received approximately $13,800 and Lam King Loi received $2,400.

          Matters related to David Friedson. Applica has a loan outstanding to David M. Friedson, its former Chairman of the Board. The loan, which is unsecured, bears interest at LIBOR plus 1.5% per annum (2.72% at December 31, 2004) and is payable upon demand. Interest is payable on the due date. At December 31, 2004, 2003 and 2002, the balance of such loan, including accrued interest, was approximately $1,060,700, $1,039,000 and $986,000, respectively.

          In April 1999, Applica sold 210,000 shares of its common stock to Mr. Friedson at the fair market value of $7.125 per share and provided a loan in the amount of $1,496,250 that was used in connection with the purchase of such shares. The loan is on a full recourse basis and is secured by shares of common stock held by Mr. Friedson. The loan is due in April 2005. The loan bears interest at the rate of LIBOR plus 2.75% per annum (3.87% at December 31, 2004). Interest is payable on the due date. The amount due to Applica, including accrued interest, at December 31, 2004, 2003 and 2002 was approximately $2,010,330, $1,949,000 and $1,887,000, respectively.

          In August 2004, Mr. Friedson resigned his position as Chairman of the Board and a director of Applica. In connection with his resignation, Applica entered into a separation agreement with Mr. Friedson, pursuant to which Mr. Friedson’s employment agreement was terminated and Applica agreed to pay him $6.5 million over the next year. Mr. Friedson agreed to repay approximately $3.1 million in outstanding loans to Applica on or before June 15, 2005. Applica also agreed to provide Mr. Friedson certain health insurance benefits for a period of 18 months and to extend the exercise period of options to purchase 500,000 shares of the common stock of Applica for an exercise price of $3.625 per share. The options, which would have expired 90 days after the termination of Mr. Friedson’s employment, will now expire in December 2005, which was the original expiration. The extension of the options resulted in compensation expense of approximately $113,000. The agreement also contains mutual releases and confidentiality and non-compete provisions.

          Employment and Related Matters. In 2003 and 2002, Belvin Friedson received annual compensation from Applica of approximately $375,000. He also participated in the executive life insurance plan and had use of a company car. Mr. Friedson is the founder of Applica and the father of David M. Friedson, Applica’s former Chairman of the Board. Mr. Friedson received $312,428 in compensation from Applica in 2004. In November 2004, Mr. Friedson’s consulting agreement with Applica was terminated. In connection with such termination, Applica agreed to pay him a termination fee of $900,000 on or before March 31, 2005. Mr. Friedson was no longer considered a related party as of December 31, 2004.

          Barbara Friedson Garrett, the sister of David M. Friedson, Applica’s former Chairman of the Board, was employed by Applica Consumer Products, Inc. as a Senior Vice President. Ms. Garrett was paid, $225,500, $358,000 and $355,000 for her services during the years ended December 31, 2004, 2003 and 2002, respectively. Ms. Garrett’s position was eliminated in August 2004 and she received a severance payment of $233,692 in connection with her termination of employment. Ms. Garrett was no longer considered a related party as of December 31, 2004.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

NOTE S – FINANCIAL INSTRUMENTS

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

          Significant interest rate risk management instruments held by Applica during 2004 and 2003 included pay-floating swaps, pay-fixed swaps and interest rate caps. The pay-floating swap effectively converts medium term fixed-rate obligations to LIBOR-rate indexed variable-rate instruments. Pay-fixed swaps effectively convert floating-rate obligations to fixed-rate instruments. Interest rate caps provide protection against rising interest rates. All swaps that qualify for fair value hedging have maturity dates that mirror the maturity date of the underlying hedged transaction. At December 31, 2004 and 2003, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur.

          The impact of interest rate risk management activities on pre-tax income was a net gain of approximately $409,000 in 2004, insignificant in 2003 and a net loss of approximately $289,000 in 2002.

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

          Applica enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and forecasted foreign currency revenues. Applica uses option strategies and forward contracts that provide for the purchase and sale of foreign currencies to hedge forecasted revenues and expenses. Applica also uses forward contracts to hedge foreign currency assets and liabilities. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged are the Mexican peso, Hong Kong dollar and Canadian dollar. As the result of the sale of its Hong Kong manufacturing subsidiary, Applica is no longer hedging Hong Kong dollars.

          The impact of foreign exchange risk management activities on pre-tax income was a net loss of approximately $1.2 million in 2004, a net loss of approximately $2.3 million in 2003 and a net gain of approximately $70,000 in 2002.

     Fair Value of Financial Instruments

          At December 31, 2004 and 2003, Applica’s financial instruments included cash, cash equivalents, receivables, accounts payable, borrowings and interest rate, forward and foreign exchange risk management contracts. At December 31, 2004 and 2003, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts were as follows:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

	December 31, 2004		December 31, 2003
	Carrying		Carrying
	Amount/Notional		Amount/Notional
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Borrowings(1)	$153,463	$153,463	$136,788	$136,788
Risk management contracts(2):
Foreign exchange forwards(3)	$0	$0	$7,425	$(144)
Foreign exchange options(3)	$9,200	$(648)	$21,100	$(330)
Interest rate swaps(4)	$30,000	$258	$80,000	$415

(1)	The fair value of borrowings were approximated at carrying value, including the 10% notes, which were valued at 100% at December 31, 2004 and 2003 based upon quoted market prices.

(2)	The fair value of risk management contracts was based upon quotes from outside parties. Fair value amounts change with market conditions and will be substantially offset by changes in the value of the related hedged transaction. A positive fair value represents the amount Applica would receive upon exiting the contracts and a negative fair value represents the amount Applica would pay upon exiting the contracts. Applica intends to hold all contracts to maturity, at which time the fair value will be zero.

(3)	Fair values were included in other long term liabilities in the consolidated balance sheet.

(4)	Fair values were included in prepaid expenses and other in the consolidated balance sheet.

     Credit Concentrations

          Applica continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. Applica would not have realized a material loss as of December 31, 2004 or 2003 in the event of nonperformance by any one counterparty. Applica enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, Applica limits the amount of investment credit exposure with any one institution.

NOTE T – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

	Year Ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Statement of Operations:
Net sales	$—	$578,833	$322,821	$(174,921)	$726,733
Cost of sales	—	402,092	279,481	(174,921)	506,652
Restructuring charges	—	—	9,236	—	9,236

Gross profit	—	176,741	34,104	—	210,845
Operating expenses	—	180,299	27,832	—	208,131
Termination benefits	—	7,756	1,397	—	9,153
(Gain) loss on sale of subsidiary, division, and property	—	(4,705)	784	—	(3,921)
Restructuring and other charges	—	(563)	—	—	(563)
Impairment of goodwill	4,414	58,398	—	—	62,812

Operating (loss) earnings	(4,414)	(64,444)	4,091	—	(64,767)
Other (income) expense, net	(79,334)	9,477	78,406	—	8,549
Loss on early extinguishment of debt	—	187	—	—	187

Earnings (loss) before equity in net earnings (loss) of subsidiaries, and income taxes	74,920	(74,108)	(74,315)	—	(73,503)
Equity in net earnings (loss) of subsidiaries	(149,735)	—	—	149,735	—
Income tax provision	58,139	—	1,312	—	59,451

Net (loss) earnings	$(132,954)	$(74,108)	$(75,627)	$149,735	$(132,954)

Balance Sheet:
Cash and cash equivalents	$—	$2,163	$8,300	$—	$10,463
Accounts and other receivables, net	4,195	112,380	43,861	—	160,436
Note receivable — officers and former officer	2,569	—	—	—	2,569
Receivables from affiliates	(153,140)	(61,081)	(9,008)	223,229	—
Inventories	—	96,565	34,938	—	131,503
Future income tax benefits	—	1,190	(1,157)	—	33
Other current assets	—	5,303	9,038	—	14,341

Total current assets	(146,376)	156,520	85,972	223,229	319,345
Investment in subsidiaries	408,231	104,988	29,232	(542,451)	—
Property, plant and equipment, net	—	20,029	18,298	—	38,327
Long-term future income tax benefits	—	6,793	4,419	—	11,212
Other assets	2,010	21,413	9,385	(25,755)	7,053

Total assets	$263,865	$309,743	$147,306	$(344,977)	$375,937

Accounts payable and accrued expenses	$—	$75,025	$28,848	$—	$103,873
Short-term debt	88,541	—	914	—	89,455
Current portion of long-term debt	3,000	—	—	—	3,000
Deferred rent	—	680	—	—	680
Current taxes payable	—	2,817	3,130	—	5,947

Total current liabilities	91,541	78,522	32,892	—	202,955
Long-term debt	61,008	(75,734)	12,480	63,254	61,008
Future income tax liabilities	—	3,884	(3,884)	—	—
Other long-term liabilities	346	658	—	—	1,004

Total liabilities	152,895	7,330	41,488	63,254	264,967
Shareholders’ equity	110,970	302,413	105,818	(408,231)	110,970

Total liabilities and shareholders’ equity	$263,865	$309,743	$147,306	$(344,977)	$375,937

Cash Flow Information:
Net cash provided by (used in) operating activities	$(170,329)	$48,506	$(91,266)	$149,533	$(63,556)
Net cash provided by (used in) investing activities	75,542	135,608	140,351	(317,400)	34,101
Net cash provided by (used in) financing activities	94,067	(183,075)	(52,396)	167,867	26,463
Effect of exchange rate changes on cash	720	—	—	—	720
Cash at beginning of period	—	1,124	11,611	—	12,735
Cash at end of period	$—	$2,163	$8,300	$—	$10,463

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

	Year Ended December 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Statement of Operations:
Net sales	$—	$504,941	$398,817	$(263,119)	$640,639
Cost of sales	—	361,061	354,508	(263,119)	452,450
Restructuring charges	—	—	6,993	—	6,993
Product recall expenses (credit)	—	(1,900)	(2,225)	—	(4,125)

Gross profit	—	145,780	39,541	—	185,321
Operating (income) expenses	6	162,277	24,318	—	186,601
Restructuring charge	—	4,681	—	—	4,681
Impairment of intangible asset	—	7,152	—	—	7,152

Operating earnings (loss)	(6)	(28,330)	15,223	—	(13,113)
Other (income) expense, net	(86)	15,751	(2,518)	—	13,147
Loss on early extinguishment of debt	—	3,940	—	—	3,940

Earnings (loss) before equity in net earnings (loss) of joint ventures and subsidiaries, and income taxes	80	(48,021)	17,741	—	(30,200)
Equity in net earnings (loss) of joint ventures	55,570	—	—	—	55,570
Equity in net earnings (loss) of subsidiaries	(18,199)	—	—	18,199	—
Income tax provision (benefit)	22,228	(11,530)	(551)	—	10,147

Net earnings (loss)	$15,223	$(36,491)	$18,292	$18,199	$15,223

Balance Sheet:
Cash and cash equivalents	$—	$1,124	$11,611	$—	$12,735
Accounts and other receivables, net	—	99,449	31,572	—	131,021
Note receivable — officers and former officer	1,615	—	—	—	1,615
Receivables from affiliates	(384,841)	73,091	66,283	245,467	—
Inventories	—	74,147	32,179	—	106,326
Future income tax benefits	—	13,723	(2,107)	—	11,616
Other current assets	—	4,857	13,559	—	18,416

Total current assets	(383,226)	266,391	153,097	245,467	281,729
Investment in joint venture	5,389	—	—	—	5,389
Investment in subsidiaries	678,645	113,502	70,430	(862,577)	—
Property, plant and equipment, net	—	19,357	51,032	—	70,389
Long-term future income tax benefits	—	46,619	3,076	—	49,695
Other assets	2,072	100,173	11,381	(41,992)	71,634

Total assets	$302,880	$546,042	$289,016	$(659,102)	$478,836

Accounts payable and accrued expenses	$—	$60,569	$40,066	$—	$100,635
Short-term debt	62,703	—	—	—	62,703
Current portion of long-term debt	151	—	—	—	151
Deferred rent	—	301	—	—	301
Current taxes payable	—	447	1,725	—	2,172

Total current liabilities	62,854	61,317	41,791	—	165,962
Long-term debt	73,934	39,310	13,142	(52,452)	73,934
Future income tax liabilities	—	10	(10)	—	—
Other long term liabilities	474	853	—	—	1,327

Total liabilities	137,262	101,490	54,923	(52,452)	241,223
Shareholders’ equity	165,618	444,552	234,093	(606,650)	237,613

Total liabilities and shareholders’ equity	$302,880	$546,042	$289,016	$(659,102)	$478,836

Cash Flow Information:
Net cash provided by (used in) operating activities	$(5,411)	$4,923	$55,118	$(27,155)	$27,475
Net cash provided by (used in) investing activities	33,379	(54,499)	(37,043)	91,553	33,390
Net cash provided by (used in) financing activities	(30,994)	47,091	(10,538)	(64,398)	(58,839)
Effect of exchange rate changes on cash	3,026	—	—	—	3,026
Cash at beginning of period	—	3,609	4,074	—	7,683
Cash at end of period	$—	$1,124	$11,611	$—	$12,735

SUPPLEMENTAL FINANCIAL DATA

Quarterly Financial Data (Unaudited)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2004 and 2003 are set forth in the following table:

						Basic		Diluted
				Net		(Loss)		(Loss)
				(Loss)		Earnings		Earnings Per
	Sales	Gross Profit		Earnings		Per Share		Share
	(In thousands, except per share data)
2004
First quarter	$132,493	$37,471	(1)	$(4,479	)(1)	$(0.19)		$(0.19)
Second quarter	158,993	48,488		(123,818	)(2)	(5.16)		(5.16)
Third quarter	187,750	55,900		(9,943	) (3)	(0.41)		(0.41)
Fourth quarter	247,497	68,986	(4)	5,286	(4)	0.22		0.22

Total	$726,733	$210,845		$(132,954)		$(5.55	)(8)	$(5.55	)(8)

2003
First quarter	$121,239	$37,022		$19,621	(5)	$0.84		$0.83
Second quarter	136,847	38,106		(2,785	)(5)	(0.12)		(0.12)
Third quarter	173,512	50,508		4,855	(5)(6)	0.21		0.20
Fourth quarter	209,041	59,685	(7)	(6,468	)(5)(7)	(0.27)		(0.27)

Total	$640,639	$185,321		$15,223		$0.65	(8)	$0.63	(8)

(1)	In the first quarter of 2004, Applica recorded restructuring charges of $0.9 million primarily related to the downsizing of its manufacturing operations in Mexico.

(2)	In the second quarter of 2004, Applica recorded:

•	an impairment charge to the carrying value of goodwill of $62.8 million; and

•	an additional valuation allowance of $51.4 million related to deferred tax assets.

(3)	In the third quarter of 2004, Applica recorded termination benefits of $9.2 million in connection with the termination of certain executive and senior management employment and consulting agreements.

(4)	In the fourth quarter of 2004, Applica recorded restructuring charges of $8.3 million related to the downsizing of its manufacturing operations in Mexico.

(5)	In the first quarter of 2003, Applica recorded equity in net earnings of its joint venture of $37.5 million. In addition, Applica recorded equity in net earnings of its joint venture for $1.5 million, $16.2 million and $371,000 for the second, third and fourth quarters of 2003, respectively.

(6)	In the third quarter of 2003, Applica recorded charges of $1.9 million related to the early extinguishment of $30.0 million of the 10% notes

(7)	In the fourth quarter of 2003, Applica recorded:

•	an impairment charge of $7.2 million related to an intangible asset acquired as part of the acquisition of the Black & Decker household products group;

•	expenses of $7.0 million related to the retrenchment of the Mexican and Chinese manufacturing facilities;

•	restructuring and other charges of $4.7 million related to accrued rental expenses at the Shelton, Connecticut facility;

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•	charges of $2.0 million related to the early extinguishment of an additional $35.0 million of the 10% notes; and

•	A reversal of $4.1 million in product recall related expenses previously recorded in cost of goods sold.

(8)	The sum of the quarters differs from the total due to exclusion of anti-dilutive effect of stock options in earnings per share calculation in periods with losses.

SCHEDULE II

Applica Incorporated and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at	Purchase	Charged to	Charged to			Balance at
	Beginning of	Price	Costs and	Other			End of
Description	Period	Reserves	Expenses	Accounts	Deductions		Period
Year ended December 31, 2004
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$12,543	—	$889	—	$(1,721	)(1)	$11,711
Deferred tax valuation allowance	$7,367	—	—	$75,203	—		$82,570

Year ended December 31, 2003
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$15,830	—	$2,228	—	$(5,515	)(1)	$12,543
Deferred tax valuation allowance	$10,155	—	—	—	$(2,788	)(1)	$7,367

Year ended December 31, 2002
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$10,499	$(62)	$10,618	—	$(5,225	)(1)	$15,830
Deferred tax valuation allowance	$10,175	—	—	—	$(20	)(1)	$10,155

(1)	Write-off against the reserve