Form 10-Q/A
period 2004-03-31
APPLICA INC
filed 2005-03-17
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on May 3, 2004

Common Stock, $0.10 par value	24,032,329

EXPLANATORY NOTE

     Applica Incorporated (“Applica”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, originally filed on May 7, 2004, in order to comply with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” (“EITF 95-22”). This amendment to the original Form 10-Q amends and restates the original Form 10-Q, but does not reflect events occurring after the original filing of the Form 10-Q. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. Additionally, Applica is adding a footnote to present three reportable segments: Household Products, Professional Personal Care Products and Manufacturing, as the result of comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of Applica’s filings. Based on the fact that Applica was in the process of filing an amendment to its Form 10-Q for the three month period ended March 31, 2004, Applica decided to present the segment disclosure footnote in its amended 10-Q for the three month period ended March 31, 2004. This Form 10-Q/A contains no changes to the Consolidated Statements of Operations or Cash Flows, although this Form 10-Q/A does include changes in the Consolidated Balance Sheets and the additional disclosures as described below:

     Part I—Item 1. Financial Statements — Consolidated Balance Sheets — Liabilities and Stockholders’ Equity — Total current liabilities and long-term debt, less current maturities at March 31, 2004 and December 31, 2003 have been restated from amounts originally reported as follows (note: caption “Short-term debt” was added):

Liabilities and Shareholders’ Equity

	March 31, 2004		December 31, 2003
		Originally		Originally
	Restated	Reported	Restated	Reported
	(In thousands)
Current Liabilities:
Accounts payable	$45,456	$45,456	$39,273	$39,273
Accrued expenses	53,681	53,681	61,362	61,362
Short-term debt	32,711	—	62,703	—
Current maturities of long-term debt	158	158	151	151
Current taxes payable	1,884	1,884	2,172	2,172
Deferred rent	284	284	301	301

Total current liabilities	134,174	101,463	165,962	103,259
Other Long-Term Liabilities	1,350	1,350	1,327	1,327
Long-Term Debt, Less Current Maturities	70,297	103,008	73,934	136,637

     Part I—Item 1. Notes to Consolidated Financial Statements — 1. Summary of Accounting Policies — Added footnote disclosure to reflect restatement of the Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 to properly classify Applica’s revolving credit facility pursuant to EITF 95-22.

     Part I—Item 1. Notes to Consolidated Financial Statements — Added Footnote 8 — Business Segments and Geographic Area Information — Presentation of three reportable segments: Household Products, Professional Personal Care Products and Manufacturing.

     Part I—Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Capital Resources — Added disclosure concerning the reclassification of Applica’s revolving credit facility pursuant to EITF 95-22.

     Part I — Item 4. — Controls and Procedures — Added disclosure regarding the existence of a significant deficiency in internal control over financial reporting as of March 31, 2004 related to the presentation on its balance sheet of the borrowings under its credit facility and determination that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because Applica corrected its presentation of long-term and short-term debt in the fourth quarter of 2004, Applica believes that it corrected this significant deficiency.

     Part I — Item 4. — Limitations on the Effectiveness of Controls — Added a statement that the disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31,
	2004
	(Unaudited)	December 31,
	(As Restated)	2003
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$6,099	$12,735
Accounts and other receivables, less allowances of $12,303 in 2004 and $12,543 in 2003	97,173	131,021
Notes receivable — officers	1,637	1,615
Inventories	108,637	106,326
Prepaid expenses and other	12,648	13,593
Refundable income taxes	2,790	4,823
Future income tax benefits	11,616	11,616

Total current assets	240,600	281,729
Investment in Joint Venture	4,201	5,389
Property, Plant and Equipment - at cost, less accumulated depreciation of $106,435 in 2004 and $103,894 in 2003	71,183	70,389
Future Income Tax Benefits, Non-Current	52,721	49,695
Goodwill	62,812	62,812
Other Intangibles, Net	5,724	6,146
Other Assets	2,419	2,676

Total Assets	$439,660	$478,836

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$45,456	$39,273
Accrued expenses	53,681	61,362
Short-term debt	32,711	62,703
Current maturities of long-term debt	158	151
Current taxes payable	1,884	2,172
Deferred rent	284	301

Total current liabilities	134,174	165,962
Other Long-Term Liabilities	1,350	1,327
Long-Term Debt, Less Current Maturities	70,297	73,934
Shareholders’ Equity:
Common stock — authorized:75,000 shares of $.10 par value; issued and outstanding: 23,873 shares in 2004 and 23,687 shares in 2003	2,387	2,369
Paid-in capital	157,385	156,604
Retained earnings	81,995	86,474
Note receivable — officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(6,432)	(6,338)

Total shareholders’ equity	233,839	237,613

Total Liabilities and Shareholders’ Equity	$439,660	$478,836

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

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(4,479)	$19,621
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	3,531	4,689
Provision for doubtful accounts	391	898
Amortization of intangible and other assets	564	2,426
Loss on early extinguishment of debt	187	—
Deferred taxes	(3,026)	16,354
Repositioning charges	(563)	—
Equity in net (earnings) loss of joint venture	—	(37,500)
Changes in assets and liabilities:
Accounts and other receivables	33,457	42,646
Inventories	(2,671)	(6,538)
Prepaid expenses and other	945	1,310
Other assets	(26)	240
Accounts payable and accrued expenses	(672)	(19,438)
Current income taxes	1,745	(3,189)
Other liabilities	6	108

Net cash provided by (used in) operating activities	29,389	21,627
Cash flows from investing activities:
Additions to property, plant and equipment	(4,325)	(6,297)
Distributions from (investments in) joint ventures — net	1,188	—
Receivables from officers	(17)	77

Net cash (used in) provided by investing activities	(3,154)	(6,220)
Cash flows from financing activities:
Net (payments) borrowings under lines of credit	(29,372)	(17,629)
Redemption of long-term debt	(4,390)	—
Exercise of stock options and issuance of common stock under employee stock purchase plan	799	12
Interest receivable from officer	(5)	(10)

Net cash (used in) provided by financing activities	(32,968)	(17,627)

Effect of exchange rate changes on cash	97	683

Decrease in cash and cash equivalents	(6,636)	(1,537)
Cash and cash equivalents at beginning of period	12,735	7,683

Cash and cash equivalents at end of period	$6,099	$6,146

Supplemental Disclosures of Cash Flow Information:
Cash paid during the three-month period ended March 31:
Interest	$3,645	$6,797
Income taxes	—	—

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1.	SUMMARY OF ACCOUNTING POLICIES

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

Restatement

     Applica has restated its Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 to properly classify its revolving credit facility as a current liability in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” (“EITF 95-22”). This restatement has no impact on Applica’s results of operations or cash flows for the three months ended March 31, 2004. The revolving credit facility is classified as a current liability in accordance with EITF 95-22 because the credit agreement contains a subjective acceleration clause and contractual provisions that require Applica’s cash receipts to be used to repay amounts outstanding under the revolving credit facility.

Reclassifications

     Certain prior period amounts have been reclassified for comparability.

Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Raw materials	$3,315	$1,894
Work in process	4,970	3,029
Finished goods	100,352	101,403

	$108,637	$106,326

Stock Based Compensation

     At March 31, 2004, the Company had four active stock based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

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

Comprehensive Income

     The components of other comprehensive income, net of tax, were as follows:

	March 31,	March 31,
	2004	2003
	(In thousands)
Earnings (loss)	$(4,479)	$19,621
Foreign currency translation adjustment	(200)	(397)
Change in market value of derivatives	106	111

	$(4,573)	$19,335

     The components of accumulated other comprehensive income, net of tax, were as follows:

	March 31,	March31,
	2004	2003
	(In thousands)
Accumulated translation adjustment foreign currency	$(5,725)	$(7,192)
Accumulated net unrealized holding gain on derivatives	(707)	(1,466)

	$(6,432)	$(8,658)

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

*Represents a reduction of the amount accrued.

     In the fourth quarter of 2003, management determined that an accrual related to the product recall was no longer required and $4.1 million of such accrual was reversed and was included as a reduction of cost of sales.

     For the three months ended March 31, 2003, the activity in the accrued repositioning and other charges was as follows:

	Amount			Amount
	Accrued at	2002		Accrued at
	Dec. 31,	Provisions	2003	March 31,
	2002	(Write-offs)	Payments	2003
	(In thousands)
Product recall	$4,763	$—	$159	$4,604
Back-office consolidation	5,956	—	756	5,200
Shareholder litigation	450	—	450	—

	$11,169	$—	$1,365	9,804

     The amounts accrued in connection with the repositioning and other charges are reflected in accrued expenses in the accompanying balance sheets.

5.	INVESTMENT IN JOINT VENTURE

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

6.	INTANGIBLE ASSETS

     The components of Applica’s intangible assets subject to amortization are as follows:

		March 31, 2004		December 31, 2003
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization
	(Years)		(In thousands)
Licenses.	4.3	$3,000	$(508)	$3,000	$(333)
Contract-Based	6.0	5,988	(2,756)	5,988	(2,509)

		$8,988	$(3,264)	$8,988	$(2,842)

Amortization expense for intangible assets during the three months ended March 31, 2004 and 2003 was $0.4 million and $2.2 million, respectively.

     The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2004	$1,555
2005	1,454
2006	1,452
2007	569
2008	261
Thereafter	855

7.	LEASES

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

$12,764

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

8. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     Applica currently manages its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. Segment information for the three months ended March 31, 2004 and 2003 was as follows:

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
		(In thousands)
Three Months Ended March 31, 2004:
Net sales	$110,430	$16,521	$52,969	$179,920
Intersegment sales			47,427	47,427
Operating (loss) earnings	(3,412)	1,244	(917)	(3,085)
Depreciation and amortization	357	2	2,476	2,835

Three Months Ended March 31, 2003:
Net sales	$97,781	$14,805	$58,191	$170,777
Intersegment sales	—	—	49,538	49,538
Operating earnings (loss)	4,085	794	(3,410)	1,469
Depreciation and amortization	534	4	3,343	3,881

     The following table sets forth the reconciliation to consolidated total assets as of:

	March 31,	December 31,
	2004	2003
	(In thousands)
Total assets:
Household products	$151,893	$182,391
Professional personal care products	29,346	32,310
Manufacturing	172,393	176,943

Total reportable segments	353,632	391,644
All other	86,028	87,192

Consolidated total assets	$439,660	$478,836

     The following table sets forth the reconciliation to consolidated amounts for net sales and operating earnings (loss):

	Three Months Ended
	March 31, 2004	March 31, 2003
	(In thousands)
Net sales:
Total sales for reportable segments	$179,920	170,777
Eliminations of intersegment sales	(47,427)	(49,538)

Consolidated net sales	$132,493	121,239

Operating (loss) earnings:
Total operating (loss) earnings from reportable segments	$(3,085)	1,469
Unallocated amounts:
Restructuring and other credits	563	—
Shared services and all other	(2,988)	(2,784)

Consolidated operating loss	$(5,510)	(1,315)

9.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Three months Ended March 31, 2004
			Non
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$103,806	$76,114	$(47,427)	$132,493
Cost of sales	—	72,501	69,948	(47,427)	95,022

Gross profit	—	31,305	6,166	—	37,471
Operating (income) expenses	—	37,793	5,751	—	43,544
Repositioning and other charges	—	(563)	—	—	(563)

Operating earnings (loss)	—	(5,925)	415	—	(5,510)
Other (income) expense, net	5	2,073	(310)	—	1,768
Loss on early extinguishment of debt	—	187	—	—	187

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	(5)	(8,185)	725	—	(7,465)
Equity in net earnings (loss) of joint venture	—	—	—	—	—
Equity in net earnings (loss) of subsidiaries	(4,474)	—	—	4,474	—
Income tax expense (benefit)	—	(3,305)	319	—	(2,986)

Net earnings (loss)	$(4,479)	$(4,880)	$406	$4,474	$(4,479)

Balance Sheet: (as restated)
Cash and cash equivalents	$—	$477	$5,622	$—	$6,099
Accounts and other receivables, net	—	67,462	29,711	—	97,173
Receivables from affiliates	(329,276)	81,077	78,567	171,269	1,637
Inventories	—	71,241	37,396	—	108,637
Future income tax benefits	—	13,723	(2,107)	—	11,616
Other current assets	—	5,123	10,315	—	15,438

Total current assets	(329,276)	239,103	159,504	171,269	240,600
Investment in joint venture	4,201	—	—	—	4,201
Investment in subsidiaries	660,545	113,503	70,430	(844,478)	—
Property, plant and equipment, net	—	21,872	49,311	—	71,183
Long-term future income tax benefits	—	49,651	3,070	—	52,721
Other assets	2,089	99,513	11,382	(42,029)	70,955

Total assets	$337,559	$523,642	$293,697	$(715,238)	$439,660

Accounts payable and accrued expenses	$—	$40,733	$58,404	$—	$99,137
Short-term debt	32,711	—	—	—	32,711
Current maturities of long-term debt	158	—	—	—	158
Deferred rent	—	284	—	—	284
Current taxes payable	—	470	1,414	—	1,884

Total current liabilities	32,869	41,487	59,818	—	134,174
Long-term debt	70,297	41,550	13,143	(54,693)	70,297
Future income tax liabilities	—	65	(65)	—	—
Other long-term liabilities	554	796	—	—	1,350

Total liabilities	103,720	83,898	72,896	(54,693)	205,821
Shareholders’ equity	233,839	439,744	220,801	(660,545)	233,839

Total liabilities and shareholders’ equity	$337,559	$523,642	$293,697	$(715,238)	$439,660

Cash Flow Information:
Net cash provided by (used in) operating activities	$(21,307)	$8,532	$20,812	$21,352	$29,389
Net cash provided by (used in) investing activities	(2,268)	(11,491)	(13,104)	23,709	(3,154)
Net cash provided by (used in) financing activities	23,478	2,312	(13,697)	(45,061)	(32,968)
Effect of exchange rate changes on cash	97	—	—	—	97
Cash at beginning	—	1,124	11,611	—	12,735
Cash at end	$—	$477	$5,622	$—	$6,099

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Three Months Ended March 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$94,002	$76,775	$(49,538)	$121,239
Cost of sales	—	64,728	69,027	(49,538)	84,217

Gross profit	—	29,274	7,748	—	37,022
Operating (income) expenses	10	31,693	6,634	—	38,337

Operating earnings (loss)	(10)	(2,419)	1,114	—	(1,315)
Other (income) expense, net	(26)	3,840	(331)	—	3,483
Gain on litigation settlement	—	—	—	—	—

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	16	(6,259)	1,445	—	(4,798)
Equity in net earnings (loss) of joint venture	37,500	—	—	—	37,500
Equity in net earnings (loss) of subsidiaries	(17,895)	—	—	17,895	—
Income tax expense (benefit)	—	19,441	(6,360)	—	13,081

Net earnings (loss)	$19,621	$(25,700)	$7,805	$17,895	$19,621

Balance Sheet: (as restated)
Cash and cash equivalents	$—	$578	$5,568	$—	$6,146
Accounts and other receivables, net	—	74,039	28,984	—	103,023
Receivables from affiliates	(324,645)	104,485	48,771	173,382	1,993
Inventories	—	80,653	36,655	—	117,308
Future income tax benefits	—	14,906	(252)	—	14,654
Other current assets	—	2,941	14,765	—	17,706

Total current assets	(324,645)	277,602	134,491	173,382	260,830
Investments in joint venture	38,749	—	—	—	38,749
Investment in subsidiaries	699,921	113,482	70,430	(883,833)	—
Property, plant and equipment, net	—	17,349	61,222	—	78,571
Long-term future income tax benefits	—	36,983	5,041	—	42,024
Other assets	2,499	114,305	20,341	(50,964)	86,181

Total assets	$416,524	$559,721	$291,525	$(761,415)	$506,355

Accounts payable and accrued expenses	$—	$36,689	$50,005	$—	$86,694
Short-term debt	37,622	—	—	—	37,622
Current maturities of long-term debt	144	—	—	—	144
Deferred rent	—	354	—	—	354
Current taxes payable	—	629	2,191	—	2,820

Total current liabilities	37,766	37,672	52,196	—	127,634
Long-term debt	138,587	44,351	17,143	(61,494)	138,587
Future income tax liabilities	—	(909)	909	—	—
Other long-term liabilities	1,686	(37)	—	—	1,649

Total liabilities	178,039	81,077	70,248	(61,494)	267,870
Shareholders’ equity	238,485	478,644	221,277	(699,921)	238,485

Total liabilities and shareholders’ equity	$416,524	$559,721	$291,525	$(761,415)	$506,355

Cash Flow Information:
Net cash provided by (used in) operating activities	$38,491	$(71,263)	$26,972	$27,427	$21,627
Net cash provided by (used in) investing activities	(30,478)	(7,201)	(16,612)	48,071	(6,220)
Net cash provided by (used in) financing activities	(8,696)	75,433	(8,866)	(75,498)	(17,627)
Effect of exchange rate changes on cash	683	—	—	—	683
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	$—	$578	$5,568	$—	$6,146

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

     On February 11, 2005, Applica announced that it was restating its consolidated balance sheets for fiscal years 2003 and 2002 and for the first three quarters of 2004 to reclassify as short-term debt the borrowings under its senior credit facility with Bank of America, N.A., which had previously been classified as long-term debt, in order to comply with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. In the fourth quarter of 2004, the Company corrected the presentation of the borrowings under the credit facility on its consolidated balance sheets. Applica has reflected such reclassification in its restated consolidated balance sheets at March 31, 2004 and December 31, 2003 presented in this amended Form 10-Q/A.

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

     As a result of the restatement of its consolidated balance sheets, Applica determined that there was a significant deficiency in its internal control over financial reporting as of March 31, 2004 related to the presentation on its balance sheet of the borrowings under its credit facility. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because Applica corrected its presentation of long-term and short-term debt in the fourth quarter of 2004, Applica believes that it corrected this significant deficiency.

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

APPLICA INCORPORATED (Registrant)

March 11, 2005	By:	/s/ Harry D. Schulman

Harry D. Schulman
President and Chief Executive Officer

March 11, 2005	By:	/s/ Terry L. Polistina

Terry L. Polistina
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)