Form 10-Q/A
period 2004-06-30
APPLICA INC
filed 2005-03-17
CIK 217084

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

EXPLANATORY NOTE

     Applica Incorporated (“Applica”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, originally filed on August 6, 2004, in order to comply with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” (“EITF 95-22”). This amendment to the original Form 10-Q amends and restates the original Form 10-Q, but does not reflect events occurring after the original filing of the Form 10-Q. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. Additionally, Applica is adding a footnote to present three reportable segments: Household Products, Professional Personal Care Products and Manufacturing, as the result of comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of Applica’s filings. Based on the fact that Applica was in the process of filing an amendment to its Form 10-Q for the three and six month periods ended June 30, 2004, Applica decided to present the segment disclosure footnote in its amended 10-Q for the three and six month periods ended June 30, 2004. This Form 10-Q/A contains no changes to the Consolidated Statements of Operations or Cash Flows, although this Form 10-Q/A does include changes in the Consolidated Balance Sheets and the additional disclosures as described below:

     Part I—Item 1. Financial Statements — Consolidated Balance Sheets — Liabilities and Stockholders’ Equity — Total current liabilities, current maturities of long-term debt and long-term debt, less current maturities at June 30, 2004 and December 31, 2003 have been restated from amounts originally reported as follows (note: caption “Short-term debt” was added):

Liabilities and Shareholders’ Equity

	June 30, 2004		December 31, 2003
		Originally		Originally
	Restated	Reported	Restated	Reported
		(In thousands)
Current Liabilities:
Accounts payable	$69,604	$69,604	$39,273	$39,273
Accrued expenses	53,753	53,753	61,362	61,362
Short-term debt	57,137	—	62,703	—
Notes and acceptances payable	9,025	9,025	—	—
Current maturities of long-term debt	3,158	158	151	151
Current taxes payable	2,578	2,578	2,172	2,172
Deferred rent	468	468	301	301

Total current liabilities	195,723	135,586	165,962	103,259
Other Long-Term Liabilities	827	827	1,327	1,327
Long-Term Debt, Less Current Maturities	74,045	134,182	73,934	136,637

     Part I—Item 1. Notes to Consolidated Financial Statements — 1. Summary of Accounting Policies — Added footnote disclosure to reflect restatement of the Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 to properly classify Applica’s revolving credit facility pursuant to EITF 95-22 and to reclassify notes payable of $3.0 million due May 31, 2005 to current maturities of long-term debt from long-term debt.

     Part I—Item 1. Notes to Consolidated Financial Statements — Added Footnote 9 — Business Segments and Geographic Area Information — Presentation of three reportable segments: Household Products, Professional Personal Care Products and Manufacturing.

     Part I—Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Capital Resources — Added disclosure concerning the reclassification of Applica’s revolving credit facility pursuant to EITF 95-22.

     Part I – Item 4. – Controls and Procedures — Added disclosure regarding the existence of a significant deficiency in internal control over financial reporting as of June 30, 2004 related to the presentation on its balance sheet of the borrowings under its credit facility and determination that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because Applica corrected its presentation of long-term and short-term debt in the fourth quarter of 2004, Applica believes that it corrected this significant deficiency.

     Part I – Item 4. – Limitations on the Effectiveness of Controls — Added a statement that the disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2004
	(Unaudited)	December 31,
	(As Restated)	2003
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,993	$12,735
Accounts and other receivables, less allowances of $11,587 in 2004 and $12,543 in 2003	115,144	131,021
Notes receivable – officers	1,533	1,615
Inventories	154,350	106,326
Prepaid expenses and other	12,266	13,593
Refundable income taxes	3,335	4,823
Future income tax benefits	1,820	11,616

Total current assets	293,441	281,729
Investment in Joint Venture	4,200	5,389
Property, Plant and Equipment - at cost, less accumulated depreciation of $109,275 in 2004 and $103,894 in 2003	71,349	70,389
Future Income Tax Benefits, Non-Current	5,312	49,695
Goodwill	—	62,812
Other Intangibles, Net	5,388	6,146
Other Assets	2,185	2,676

Total Assets	$381,875	$478,836

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$69,604	$39,273
Accrued expenses	53,753	61,362
Short-term debt	57,137	62,703
Notes and acceptances payable	9,025	—
Current maturities of long-term debt	3,158	151
Current taxes payable	2,578	2,172
Deferred rent	468	301

Total current liabilities	195,723	165,962
Other Long-Term Liabilities	827	1,327
Long-Term Debt, Less Current Maturities	74,045	73,934
Shareholders’ Equity:
Common stock – authorized:75,000 shares of $.10 par value; issued and outstanding: 24,068 shares in 2004 and 23,687 shares in 2003	2,407	2,369
Paid-in capital	158,750	156,604
(Accumulated deficit) retained earnings	(41,823)	86,474
Note receivable – officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(6,558)	(6,338)

Total shareholders’ equity	111,280	237,613

Total Liabilities and Shareholders’ Equity	$381,875	$478,836

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

Restatement

     Applica has restated its Consolidated Balance Sheets as of June 30 2004 and December 31, 2003 to properly classify its revolving credit facility as a current liability in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” (“EITF 95-22”). This restatement has no impact on Applica’s results of operations or cash flows for the three and six months ended June 30, 2004. The revolving credit facility is classified as a current liability in accordance with EITF 95-22 because the credit agreement contains a subjective acceleration clause and contractual provisions that require Applica’s cash receipts to be used to repay amounts outstanding under the revolving credit facility. Applica also reclassified notes payable of $3.0 million due May 31, 2005 to current maturities of long-term debt from long-term debt.

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

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

Comprehensive Income

     The components of other comprehensive income, net of tax, were as follows:

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands)
Earnings (loss)	$(123,818)	$(2,785)	$(128,297)	$16,836
Foreign currency translation adjustment	237	937	38	540
Change in market value of derivatives	(363)	653	(258)	764

	$(123,944)	$(1,195)	$(128,517)	$18,140

     The components of accumulated other comprehensive income, net of tax, were as follows:

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	June 30, 2004	Dec. 31, 2003
	(In thousands)
Accumulated translation adjustment foreign currency	$(5,487)	$(5,525)
Accumulated net unrealized gain on derivatives	(1,071)	(813)

	$(6,558)	$(6,338)

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

4. REPOSITIONING, RECALL AND OTHER CHARGES

     For the six months ended June 30, 2004, the activity relating to the 2001 accrued repositioning was as follows:

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Amount			Amount
	Accrued at			Accrued at
	Dec. 31,	2004	2004	June 30,
	2003	Write-offs*	Payments	2004
	(In thousands)
Back-office consolidation	$5,553	$(563)	$(1,298)	$3,692

*	Represents a reduction of the amount accrued.

     For the six months ended June 30, 2003, the activity in the accrued repositioning and other charges was as follows:

	Amount		Amount
	Accrued at		Accrued
	Dec. 31,		at June
	2002	2003 Payments	30, 2003
	(In thousands)
Product recall	$4,763	$(315)	$4,448
Back-office consolidation	5,956	(1,660)	4,296
Shareholder litigation	450	(450)	—

	$11,169	$(2,425)	$8,744

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

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

9. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     Applica currently manages its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. Segment information for the three and six months ended June 30, 2004 and 2003 was as follows:

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
		(In thousands)
Three Months Ended June 30, 2004:
Net sales	$134,918	$15,312	$77,619	$227,849
Intersegment sales	—	—	68,856	68,856
Operating (loss) earnings	(2,735)	1,133	104	(1,498)
Depreciation and amortization	378	2	2,744	3,124

Three Months Ended June 30, 2003:
Net sales	115,679	14,586	69,942	200,207
Intersegment sales	—	—	63,360	63,360
Operating earnings (loss)	1,457	1,346	(479)	2,324
Depreciation and amortization	196	4	3,954	4,154

Six Months Ended June 30, 2004:
Net sales	245,348	31,833	130,588	407,769
Intersegment sales	—	—	116,283	116,283
Operating (loss) earnings	(6,147)	2,376	(812)	(4,583)
Depreciation and amortization	735	5	5,219	5,959

Six Months Ended June 30, 2003:
Net sales	213,460	29,392	128,132	370,984
Intersegment sales	—	—	112,898	112,898
Operating earnings (loss)	5,542	2,138	(3,888)	3,792
Depreciation and amortization	730	8	7,297	8,035

     The following table sets forth the reconciliation to consolidated total assets as of :

	June 30,	December 31,
	2004	2003
	(In thousands)
Total assets:
Household products	$178,547	$182,391
Professional personal care products	35,479	32,310
Manufacturing	139,144	176,943

Total reportable segments	353,170	391,644
All other	28,705	87,192

Consolidated total assets	$381,875	$478,836

     The following table sets forth the reconciliation to consolidated amounts for net sales and operating earnings (loss):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
		(In thousands)
Net Sales:
Total net sales for reportable segments	$227,849	$200,207	$407,769	$370,984
Eliminations of intersegment sales	(68,856)	(63,360)	(116,283)	(112,898)

Consolidated net sales	$158,993	$136,847	$291,486	$258,086

Operating (loss) earnings:
Total operating (loss) earnings from reportable segments	$(1,498)	$2,324	$(4,583)	$3,792
Unallocated amounts:
Impairment of goodwill	(62,812)	—	(62,812)	—
Restructuring and other credits	—	—	563	—
Shared services and all other	(353)	(4,763)	(3,341)	(7,546)

Consolidated operating loss	$(64,663)	$(2,439)	$(70,173)	$(3,754)

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Six Months Ended June 30, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$225,425	$182,345	$(116,284)	$291,486
Cost of goods sold	—	154,771	167,040	(116,284)	205,527

Gross profit	—	70,654	15,305	—	85,959
Operating expenses	—	81,323	12,560	—	93,883
Repositioning charge	—	(563)	—	—	(563)
Impairment of goodwill	4,414	58,398	—	—	62,812

Operating earnings (loss)	(4,414)	(68,504)	2,745	—	(70,173)
Other (income) expense, net	7	4,241	(879)	—	3,369
Loss on early extinguishment of debt	—	187	—	—	187

Earnings (loss) before equity in net earnings and income taxes	(4,421)	(72,932)	3,624	—	(73,729)
Equity in net earnings (loss) of joint venture	—	—	—	—	—
Equity in net earnings (loss) of subsidiaries	(123,876)	—	—	123,876	—
Income tax expense	—	53,431	1,137	—	54,568

Net earnings (loss)	$(128,297)	$(126,363)	$2,487	$123,876	$(128,297)

Balance Sheet: (as restated)
Cash and cash equivalents	$—	$807	$4,186	$—	$4,993
Accounts and other receivables, net	—	85,280	29,864	—	115,144
Receivables from affiliates	(298,542)	20,281	111,121	168,673	1,533
Inventories	—	111,613	42,737	—	154,350
Future income tax benefits	—	3,927	(2,107)	—	1,820
Other current assets	—	3,944	11,657	—	15,601

Total current assets	(298,542)	225,852	197,458	168,673	293,441
Investment in joint venture	4,200	—	—	—	4,200
Investment in subsidiaries	538,058	113,503	70,430	(721,991)	—
Property, plant and equipment, net	—	23,121	48,228	—	71,349
Long-term future income tax benefits	—	2,253	3,059	—	5,312
Other assets	1,980	40,572	11,372	(46,351)	7,573

Total assets	$245,696	$405,301	$330,547	$(599,669)	$381,875

Accounts payable and accrued expenses	$—	$46,923	$76,434	$—	$123,357
Short-term debt	57,137	—	—	—	57,137
Notes and acceptances payable	—	—	9,025	—	9,025
Current maturities of long-term debt	3,158	—		—	3,158
Deferred rent	—	468	—	—	468
Current taxes payable	—	371	2,207	—	2,578

Total current liabilities	60,295	47,762	87,666	—	195,723
Long-term debt	74,045	40,977	20,634	(61,611)	74,045
Future income tax liabilities	—	(5)	5	—	—
Other long-term liabilities	76	751	—	—	827

Total liabilities	134,416	89,485	108,305	(61,611)	270,595
Shareholders’ equity	111,280	315,816	222,242	(538,058)	111,280

Total liabilities and shareholders’ equity	$245,696	$405,301	$330,547	$(599,669)	$381,875

Cash Flow Information:
Net cash provided by (used in) operating activities	$(146,782)	$(46,660)	$46,818	$135,924	$(10,700)
Net cash provided by (used in) investing activities	89,486	47,049	(47,397)	(96,175)	(7,037)
Net cash provided by (used in) financing activities	55,911	(706)	(6,846)	(39,749)	8,610
Effect of exchange rate changes on cash	1,385	—	—	—	1,385
Cash at beginning	—	1,124	11,611	—	12,735
Cash at end	$—	$807	$4,186	$—	$4,993

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Six Months Ended June 30, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$202,310	$168,674	$(112,898)	$258,086
Cost of goods sold	—	138,094	157,763	(112,898)	182,959

Gross profit	—	64,216	10,911	—	78,881
Operating expenses	10	67,915	10,956	—	78,881

Operating earnings (loss)	(10)	(3,699)	(45)	—	(3,754)
Other (income) expense, net	(52)	9,722	(2,484)	—	7,186
Gain on litigation settlement	—	—	—	—	—

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	42	(13,421)	2,439	—	(10,940)
Equity in net earnings (loss) of joint venture	39,000	—	—	—	39,000
Equity in net earnings (loss) of subsidiaries	(6,606)	—	—	6,606	—
Income tax expense (benefit)	15,600	43	(4,419)	—	11,224

Net earnings (loss)	$16,836	$(13,464)	$6,858	$6,606	$16,836

Balance Sheet: (as restated)
Cash and cash equivalents	$—	$2,226	$2,650	$—	$4,876
Accounts and other receivables, net	—	86,813	28,552	—	115,365
Receivables from affiliates	(316,181)	78,628	65,122	173,971	1,540
Inventories	—	90,404	43,979	—	134,383
Future income tax benefits	—	14,906	(252)	—	14,654
Other current assets	—	3,284	13,184	—	16,468

Total current assets	(316,181)	276,261	153,235	173,971	287,286
Investments in joint venture	40,249	—	—	—	40,249
Investment in subsidiaries	697,148	113,482	70,430	(881,060)	—
Property, plant and equipment, net	—	16,643	57,878	—	74,521
Long-term future income tax benefits	—	41,009	5,230	—	46,239
Other assets	2,037	111,721	13,954	(44,091)	83,621

Total assets	$423,253	$559,116	$300,727	$(751,180)	$531,916

Accounts payable and accrued expenses	$—	$42,581	$60,393	$—	$102,974
Short-term debt	45,906	—	—	—	45,906
Current maturities of long-term debt	144	4	—	—	148
Deferred rent	—	337	—	—	337
Current taxes payable	—	474	4,416	—	4,890

Total current liabilities	46,050	43,396	64,809	—	154,255
Long-term debt	138,731	40,849	13,143	(54,032)	138,691
Future income tax liabilities	—	(682)	682	—	—
Other long-term liabilities	1,045	498	—	—	1,543

Total liabilities	185,826	84,061	78,634	(54,032)	294,489
Shareholders’ equity	237,427	475,055	222,093	(697,148)	237,427

Total liabilities and shareholders’ equity	$423,253	$559,116	$300,727	$(751,180)	$531,916

Cash Flow Information:
Net cash provided by (used in) operating activities	$1,476	$(75,580)	$43,347	$44,044	$13,287
Net cash provided by (used in) investing activities	(43,794)	18,087	(33,668)	52,344	(7,031)
Net cash provided by (used in) financing activities	42,273	56,110	(11,103)	(96,388)	(9,108)
Effect of exchange rate changes on cash	45	—	—	—	45
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	$—	$2,226	$2,650	$—	$4,876

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

          On February 11, 2005, Applica announced that it was restating its consolidated balance sheets for fiscal years 2003 and 2002 and for the first three quarters of 2004 to reclassify as short-term debt the borrowings under its senior credit facility with Bank of America, N.A., which had previously been classified as long-term debt, in order to comply with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. In the fourth quarter of 2004, the Company corrected the presentation of the borrowings under the credit facility on its consolidated balance sheets. Applica has reflected such reclassification in its restated consolidated balance sheets at June 30, 2004 and December 31, 2003 presented in this amended Form 10-Q/A.

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

          As a result of the restatement of its consolidated balance sheets, Applica determined that there was a significant deficiency in its internal control over financial reporting as of June 30, 2004 related to the presentation on its balance sheet of the borrowings under its credit facility. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because Applica corrected its presentation of long-term and short-term debt in the fourth quarter of 2004, Applica believes that it corrected this significant deficiency.

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