Form 10-Q/A
period 2004-09-30
APPLICA INC
filed 2005-03-17
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of shares outstanding on November 5, 2004

Common Stock, $0.10 par value	24,068,725

EXPLANATORY NOTE

     Applica Incorporated (“Applica”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, originally filed on November 9, 2004 and amended on November 12, 2004, in order to comply with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” (“EITF 95-22”). This amendment to the original Form 10-Q amends and restates the original Form 10-Q, but does not reflect events occurring after the original filing of the Form 10-Q. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. Additionally, Applica is adding a footnote to present three reportable segments: Household Products, Professional Personal Care Products and Manufacturing, as the result of comments from the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s normal periodic review of Applica’s filings. Based on the fact that Applica was in the process of filing an amendment to its Form 10-Q for the three and nine month periods ended September 30, 2004, Applica decided to present the segment disclosure footnote in its amended 10-Q for the three and nine month periods ended September 30, 2004. This Form 10-Q/A contains no changes to the Consolidated Statements of Operations or Cash Flows, although this Form 10-Q/A does include changes in the Consolidated Balance Sheets and the additional disclosures as described below:

     Part I—Item 1. Financial Statements — Consolidated Balance Sheets — Liabilities and Stockholders’ Equity — Total current liabilities and long-term debt, less current maturities at September 30, 2004 and December 31, 2003 have been restated from amounts originally reported as follows (note: caption “Short-term debt” was added):

Liabilities and Shareholders’ Equity

	September 30, 2004		December 31, 2003
		Originally		Originally
	Restated	Reported	Restated	Reported
	(In thousands)
Current Liabilities:
Accounts payable	$49,925	$49,925	$39,273	$39,273
Accrued expenses	60,703	60,703	61,362	61,362
Short-term debt	111,963	—	62,703	—
Current maturities of long-term debt	8,955	8,955	151	151
Current taxes payable	2,462	2,462	2,172	2,172
Deferred rent	665	665	301	301

Total current liabilities	234,673	122,710	165,962	103,259
Other Long-Term Liabilities	1,313	1,313	1,327	1,327
Long-Term Debt, Less Current Maturities	61,059	173,022	73,934	136,637

     Part I—Item 1. Notes to Consolidated Financial Statements — 1. Summary of Accounting Policies — Added footnote disclosure to reflect restatement of the Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 to properly classify Applica’s revolving credit facility pursuant to EITF 95-22.

     Part I—Item 1. Notes to Consolidated Financial Statements — Added Footnote 13 — Business Segments and Geographic Area Information — Presentation of three reportable segments: Household Products, Professional Personal Care Products and Manufacturing.

     Part I—Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Capital Resources — Added disclosure concerning the reclassification of Applica’s revolving credit facility pursuant to EITF 95-22.

     Part I — Item 4. — Controls and Procedures — Added disclosure regarding the existence of a significant deficiency in internal control over financial reporting as of September 30, 2004 related to the presentation on its balance sheet of the borrowings under its credit facility and determination that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because Applica corrected its presentation of long-term and short-term debt in the fourth quarter of 2004, Applica believes that it corrected this significant deficiency.

     Part I — Item 4. — Limitations on the Effectiveness of Controls — Added a statement that the disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2004
	(Unaudited)	December 31,
	(As Restated)	2003
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$5,107	$12,735
Accounts and other receivables, less allowances of $11,652 in 2004 and $12,543 in 2003	136,177	131,021
Notes receivable - officers and former officer	1,554	1,615
Inventories	173,849	106,326
Prepaid expenses and other	18,980	21,828
Refundable income taxes	2,686	4,823
Future income tax benefits	2,442	11,616

Total current assets	340,795	289,964
Investment in Joint Venture	—	5,389
Property, Plant and Equipment - at cost, less accumulated depreciation of $76,680 in 2004 and $100,445 in 2003	43,252	62,154
Future Income Tax Benefits, Non-Current	8,304	49,695
Goodwill	—	62,812
Other Intangibles, Net	4,998	6,146
Other Assets	2,005	2,676

Total Assets	$399,354	$478,836

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$49,925	$39,273
Accrued expenses	60,703	61,362
Short-term debt	111,963	62,703
Current maturities of long-term debt	8,955	151
Current taxes payable	2,462	2,172
Deferred rent	665	301

Total current liabilities	234,673	165,962
Other Long-Term Liabilities	1,313	1,327
Long-Term Debt, Less Current Maturities	61,059	73,934
Shareholders’ Equity:
Common stock - authorized:75,000 shares of $0.10 par value; issued and outstanding: 24,069 shares in 2004 and 23,687 shares in 2003	2,407	2,369
Paid-in capital	158,865	156,604
(Accumulated deficit) retained earnings	(51,766)	86,474
Note receivable - former officer	(1,496)	(1,496)
Accumulated other comprehensive earnings (loss)	(5,701)	(6,338)

Total shareholders’ equity	102,309	237,613

Total Liabilities and Shareholders’ Equity	$399,354	$478,836

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2004		2003
	(In thousands, except per share data)
Net sales	$187,750	100.0%	$173,512	100.0%
Cost of goods sold	131,850	70.2	123,004	70.9

Gross profit	55,900	29.8	50,508	29.1

Selling, general and administrative expenses:
Operating expenses	52,846	28.1	53,358	30.8
Termination benefits	9,153	4.9	—	—
Loss on sale of subsidiary	784	0.4	—	—

Operating loss	(6,883)	(3.7)	(2,850)	(1.7)

Other expense (income):
Interest expense	2,360	1.3	3,597	2.1
Interest and other income	(80)	—	(245)	(0.1)
Loss on early extinguishment of debt	—	—	1,906	1.1

	2,280	1.2	5,258	3.0

Loss before equity in net earnings of joint venture and income taxes	(9,163)	(4.9)	(8,108)	(4.7)
Equity in net earnings of joint venture	—	—	16,199	9.3

Loss before income taxes	(9,163)	(4.9)	8,091	4.7
Income tax provision	780	0.4	3,236	1.9

Net (loss) earnings	$(9,943)	(5.3)%	$4,855	2.8%

Earnings (loss) per common share:
(Loss) earnings per common share - basic	$(0.41)		$0.21

(Loss) earnings per common share - diluted	$(0.41)		$0.20

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,
	2004		2003
	(In thousands, except per share data)
Net sales	$479,236	100.0%	$431,598	100.0%
Cost of goods sold	337,377	70.4	305,962	70.9

Gross profit	141,859	29.6	125,636	29.1
Selling, general and administrative expenses:
Operating expenses	146,729	30.6	132,240	30.6
Termination benefits	9,153	1.9	—	—
Loss on sale of subsidiary	784	0.2	—	—
Repositioning charge	(563)	(0.1)	—	—
Impairment of goodwill	62,812	13.1	—	—

Operating loss	(77,056)	(16.1)	(6,604)	(1.5)
Other expense (income):
Interest expense	6,718	1.4	11,431	2.6
Interest and other income	(1,069)	(0.2)	(893)	(0.2)
Loss on early extinguishment of debt	187	—	1,906	0.4

	5,836	1.2	12,444	2.9

Loss before equity in net earnings of joint venture and income taxes	(82,892)	(17.3)	(19,048)	(4.4)
Equity in net earnings of joint venture	—	—	55,199	12.8

(Loss) earnings before income taxes	(82,892)	(17.3)	36,151	8.4
Income tax provision	55,348	11.5	14,460	3.4

Net (loss) earnings	$(138,240)	(28.8)%	$21,691	5.0%

Earnings (loss) per common share:
(Loss) earnings per common share — basic.	$(5.78)		$0.92

(Loss) earnings per common share - diluted	$(5.78)		$0.91

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(138,240)	$21,691
Reconciliation to net cash used in operating activities:
Depreciation of property, plant and equipment	10,945	15,184
Provision for doubtful accounts	346	3,276
Amortization of intangible and other assets	1,569	6,915
Loss on early extinguishment of debt	187	1,906
Loss on sale of subsidiary	784	—
Impairment of goodwill	62,812	—
Deferred taxes	53,911	15,308
Repositioning charge	(563)	—
Other non-cash changes in equity items	—	10
Equity in net earnings of joint venture	—	(55,199)
Changes in assets and liabilities:
Accounts and other receivables	(9,480)	9,439
Inventories	(84,107)	(40,118)
Prepaid expenses and other	(1,750)	(2,113)
Other assets	962	3,064
Accounts payable and accrued expenses	16,704	12,298
Current income taxes	2,426	1,819
Other liabilities	350	491

Net cash used in operating activities	(83,144)	(6,089)

Cash flows from investing activities:
Proceeds from sale of subsidiary	28,109	—
Additions to property, plant and equipment	(9,693)	(9,536)
Distributions from joint venture — net	1,192	51,410
Receivables from affiliates	77	503

Net cash provided by investing activities	19,685	42,377

Cash flows from financing activities:
Net borrowings (payments) under lines of credit	56,930	(7,900)
Redemption of long-term debt	(4,390)	(31,500)
Exercise of stock options and issuance of common stock under employee stock purchase plan	2,187	1,043
Interest receivable from affiliates	(16)	(30)

Net cash provided by (used in) financing activities	54,711	(38,387)

Effect of exchange rate changes on cash	1,120	1,390

Decrease in cash and cash equivalents	(7,628)	(709)
Cash and cash equivalents at beginning of period	12,735	7,683

Cash and cash equivalents at end of period	$5,107	$6,974

Supplemental Disclosures of Cash Flow Information:
Cash paid during the nine-month period ended September 30:
Interest	$7,723	$14,232
Income taxes	—	—

The accompanying notes are an integral part of these financial statements.

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

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

Restatement

     Applica has restated its Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 to properly classify its revolving credit facility as a current liability in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” (“EITF 95-22”). This restatement has no impact on Applica’s results of operations or cash flows for the three and nine months ended September 30, 2004. The revolving credit facility is classified as a current liability in accordance with EITF 95-22 because the credit agreement contains a subjective acceleration clause and contractual provisions that require Applica’s cash receipts to be used to repay amounts outstanding under the revolving credit facility.

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

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

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

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

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

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

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

6. ASSETS HELD FOR SALE

     In the fourth quarter of 2003, Applica entered into an agreement to sell its executive offices in Miami Lakes, Florida to an unrelated third party for $9.3 million. The sale closed on October 15, 2004 and $6.5 million of the proceeds was used to repay the outstanding mortgage on the property and the remainder was used to pay down Applica’s senior credit facility. The executive offices, including leasehold improvements, are classified as held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheets and were approximately $7.8 million and $8.2 million as of September 30, 2004 and December 31, 2003, respectively. The related mortgage was classified as current maturities of long-term debt in the accompanying consolidated balance sheet and was $5.7 million and $5.8 million as of September 30, 2004 and December 31, 2003, respectively.

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

7. PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

		September 30,	December 31,
	Useful Lives	2004	2003
	(Dollars in thousands)
Building	15 - 50 years	$7,430	$11,455
Building improvements	8 - 31 years	522	401
Computer equipment	3 - 5 years	29,747	26,495
Equipment and other	3 - 8 years	78,241	111,579
Leasehold improvements*	8 years	2,923	11,600
Land and land improvements**	15-31 years	1,069	1,069

Total		119,932	162,599
Less accumulated depreciation		76,680	100,445

		$43,252	$62,154

*	Shorter of remaining term of lease or useful life
**	Only improvements are depreciated

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

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

9. INVESTMENT IN JOINT VENTURE

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

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

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

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

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

13. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     Applica currently manages its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. Segment information for the three and nine months ended September 30, 2004 and 2003 was as follows:

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
		(In thousands)
Three Months Ended September 30, 2004:
Net sales	$169,385	$17,151	$26,676	$213,212
Intersegment sales	—	—	25,462	25,462
Operating earnings (loss)	28,193	(19,297)	(1,545)	7,351
Depreciation and amortization	362	2	1,731	2,095

Three Months Ended September 30, 2003:
Net sales	$147,591	$17,321	$92,715	$257,627
Intersegment sales	—	—	84,115	84,115
Operating earnings	(2,567)	2,017	6,959	6,409
Depreciation and amortization	355	4	4,162	4,521

Nine Months Ended September 30, 2004:
Net sales	$414,733	$48,984	$157,264	$620,981
Intersegment sales	—	—	141,745	141,745
Operating (loss) earnings	22,045	(16,921)	(2,357)	2,767
Depreciation and amortization	1,096	6	6,951	8,053

Nine Months Ended September 30, 2003:
Net sales	$361,052	$46,712	$220,847	$628,611
Intersegment sales	—	—	197,013	197,013
Operating earnings	2,975	4,156	3,071	10,202
Depreciation and amortization	1,084	12	11,459	12,555

     The following table sets forth the reconciliation to consolidated total assets as of :

	September 30,	December 31,
	2004	2003
	(In thousands)
Total assets:
Household products	$264,080	$182,391
Professional personal care products	36,193	32,310
Manufacturing	60,549	176,943

Total reportable segments	360,822	391,644
All other	38,532	87,192

Consolidated total assets	$399,354	$478,836

     The following table sets forth the reconciliation to consolidated amounts for net sales and operating earnings (loss):

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2004	30, 2003	30, 2004	30, 2003
	(In thousands)
Net sales:
Total net sales for reportable segments	$213,212	257,627	620,981	$628,611
Eliminations of intersegment sales	(25,462)	(84,115)	(141,745)	(197,013)

Consolidated net sales	$187,570	173,512	479,236	$431,598

Operating (loss) earnings:
Total operating (loss) earnings from reportable segments	$7,351	6,409	2,767	$10,202
Unallocated amounts:
Termination benefits	(9,153)	—	(9,153)	—
Loss on sale of subsidiary	(784)	—	(784)	—
Restructuring and other credits	—	—	563	—
Impairment of goodwill	—	—	(62,812)	—
Shared services and all other	(4,297)	(9,259)	(7,637)	(16,806)

Consolidated operating loss	$(6,883)	(2,850)	(77,056)	(6,604)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

	Nine Months Ended September 30, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$383,805	$237,176	$(141,745)	$479,236
Cost of goods sold	—	264,990	214,132	(141,745)	337,377

Gross profit	—	118,815	23,044	—	141,859
Operating expenses	—	127,813	18,916	—	146,729
Termination benefits, repositioning and other charges	—	8,621	753	—	9,374
Impairment of intangible asset	4,414	58,398	—	—	62,812

Operating profit (loss)	(4,414)	(76,017)	3,375	—	(77,056)
Other (income) expense, net	118	6,422	(891)	—	5,649
Loss on early extinguishment of debt	—	187	—	—	187

Earnings (loss) before equity in net earnings and income taxes	(4,532)	(82,626)	4,266	—	(82,892)
Equity in net earnings (loss) of subsidiaries	(133,708)	—	—	133,708	—
Income tax provision	—	53,456	1,892	—	55,348

Net earnings (loss)	$(138,240)	$(136,082)	$2,374	$133,708	$(138,240)

Balance Sheet: (as restated)
Cash and cash equivalents	$—	$459	$4,648	$—	$5,107
Accounts and other receivables, net	4,197	106,742	25,238	—	136,177
Receivables from affiliates and former officers	(197,415)	(26,090)	94,182	130,877	1,554
Inventories	—	132,252	41,597	—	173,849
Future income tax benefits	—	2,945	(503)	—	2,442
Other current assets	—	12,204	9,462	—	21,666

Total current assets	(193,218)	228,512	174,624	130,877	340,795
Investment in subsidiaries	475,816	104,989	25,510	(606,315)	—
Property, plant and equipment, net	—	17,753	25,499	—	43,252
Long-term future income tax benefits	—	5,833	2,471	—	8,304

Other assets	1,995	20,005	11,387	(26,384)	7,003

Total assets	$284,593	$377,092	$239,491	$(501,822)	$399,354

Accounts payable and accrued expenses	$—	$62,282	$48,346	$—	$110,628
Short-term debt	111,963	—	—	—	111,963
Current maturities of long-term debt.	8,653	—	302	—	8,955
Deferred rent	—	665	—	—	665
Current taxes payable	—	396	2,066	—	2,462

Total current liabilities	120,616	63,343	50,714	—	234,673
Long-term debt	61,059	12,865	13,141	(26,006)	61,059
Future income tax liabilities	—	2,369	(2,369)	—	—
Other long-term liabilities	609	704	—	—	1,313

Total liabilities	182,284	79,281	61,486	(26,006)	297,045
Shareholders’ equity	102,309	297,811	178,005	(475,816)	102,309

Total liabilities and shareholders’ equity	$284,593	$377,092	$239,491	$(501,822)	$399,354

Cash Flow Information:
Net cash provided by (used in) operating activities	$(171,542)	$(69,368)	$16,399	$141,367	$(83,144)
Net cash provided by (used in) investing activities	50,604	105,807	35,101	(171,827)	19,685
Net cash provided by (used in) financing activities	119,818	(37,104)	(58,463)	30,460	54,711
Effect of exchange rate changes on cash	1,120	—	—	—	1,120
Cash at beginning	—	1,124	11,611	—	12,735
Cash at end	—	459	4,648	—	5,107

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

	Nine Months Ended September 30, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Statement of Operations:
Net sales	$—	$341,137	$287,474	$(197,013)	$431,598
Cost of goods sold	—	237,295	265,680	(197,013)	305,962

Gross profit	—	103,842	21,794	—	125,636
Operating expenses	6	115,396	16,838	—	132,240

Operating earnings (loss)	(6)	(11,554)	4,956	—	(6,604)
Other (income) expense, net	(69)	13,268	(2,661)	—	10,538
Loss on early extinguishment of debt	—	1,906	—	—	1,906

Earnings (loss) before equity in net earnings (loss) of joint venture and subsidiaries, and income taxes	63	(26,728)	7,617	—	(19,048)
Equity in net earnings of joint venture	55,199	—	—	—	55,199
Equity in net earnings (loss) of subsidiaries	(11,491)	—	—	11,491	—
Income tax provision (benefit)	22,080	(3,666)	(3,954)	—	14,460

Net earnings (loss)	$21,691	$(23,062)	$11,571	$11,491	$21,691

Balance Sheet:(as restated)
Cash and cash equivalents	$—	$2,861	$4,113	$—	$6,974
Accounts and other receivables, net	—	101,036	32,876	—	133,912
Receivables from affiliates and former officers	(374,165)	37,540	81,828	256,384	1,587
Inventories	—	106,088	44,093	—	150,181
Future income tax benefits	—	14,906	(252)	—	14,654
Other current assets	—	4,532	13,382	—	17,914

Total current assets	(374,165)	266,963	176,040	256,384	325,222
Investments in joint venture	5,038	—	—	—	5,038
Investment in subsidiaries	689,853	113,503	70,430	(873,786)	—
Property, plant and equipment, net	—	16,166	55,149	—	71,315
Long-term future income tax benefits	—	37,850	5,220	—	43,070
Other assets	2,054	109,465	13,919	(44,108)	81,330

Total assets	$322,780	$543,947	$320,758	$(661,510)	$525,975

Accounts payable and accrued expenses	$—	$46,411	$72,019	$—	$118,430
Short-term debt	47,875	—	—	—	47,875
Current maturities of long-term debt	151	—	—	—	151
Deferred rent	—	319	—	—	319
Current taxes payable	—	539	4,074	—	4,613

Total current liabilities	48,026	47,269	76,093	—	171,388
Long-term debt	108,056	37,914	13,142	(51,056)	108,056
Future income tax liabilities	—	(780)	780	—	—
Other long-term liabilities	1,643	434	—	—	2,077

Total liabilities	157,725	84,837	90,015	(51,056)	281,521
Shareholders’ equity	165,055	459,110	230,743	(610,454)	244,454

Total liabilities and shareholders’ equity	$322,780	$543,947	$320,758	$(661,510)	$525,975

Cash Flow Information:
Net cash provided by (used in) operating activities	$5,567	$(106,259)	$59,078	$35,525	$(6,089)
Net cash provided by (used in) investing activities	56,696	58,687	(51,872)	(21,134)	42,377
Net cash provided by (used in) financing activities	(63,653)	46,824	(7,167)	(14,391)	(38,387)
Effect of exchange rate changes on cash	1,390	—	—	—	1,390
Cash at beginning	—	3,609	4,074	—	7,683
Cash at end	$—	$2,861	$4,113	$—	$6,974

Applica Incorporated
Notes to Consolidated Financial Statements-Continued

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

     We anticipate that sales for the fourth quarter of 2004 will be between $225.0 million and $235.0 million. The increased sales volume in the fourth quarter 2004 compared to 2003 is expected to result from:

•	sales in 2004 of the Home Café™ single-cup brewing system and the TideTM BuzzTM ultrasonic stain removal system, both of which were co-developed with The Procter & Gamble Company;

•	the continued success of Lids Off™ Jar Openers and the Gizmo™ sub-brand of products; and

•	increases in sales of core Black & Decker® branded products.

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

     We expect sales of Black & Decker® branded products to continue to increase for the remainder of 2004 as the result of sales of several new products, including the Home Café™ single-cup brewing system and the TideTM BuzzTM ultrasonic stain removal system (both of which were co-developed with The Procter & Gamble Company) and the continued success of Lids Off™ Jar Openers. Additionally, we expect increased sales of recently introduced new items under the Gizmo™ sub brand.

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

     Vendor Consideration. Applica’s supplier of vacuum packaging products has agreed to reimburse us $4.0 million for a portion of the costs of litigating a patent infringement matter with Tilia International, Inc. The reimbursement is evidenced by a note receivable bearing interest at a rate of 6% per annum and is payable in equal quarterly installments of $200,000, plus interest, over five years. We believe that the ultimate collection of the note receivable is not assured and is dependent on Applica’s future purchases from the supplier. As the reimbursement is not assured and the payment thereof is indirectly associated with future purchases from Tilia, the amount collected on the note receivable is recorded on the “cash basis” over the five-year period as a reduction of future product costs.

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

     On February 11, 2005, Applica announced that it was restating its consolidated balance sheets for fiscal years 2003 and 2002 and for the first three quarters of 2004 to reclassify as short-term debt the borrowings under its senior credit facility with Bank of America, N.A., which had previously been classified as long-term debt, in order to comply with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. In the fourth quarter of 2004, the Company corrected the presentation of the borrowings under the credit facility on its consolidated balance sheets. Applica has reflected such reclassification in its restated consolidated balance sheets at September 30, 2004 and December 31, 2003 presented in this amended Form 10-Q/A.

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

     As a result of the restatement of its consolidated balance sheets, Applica determined that there was a significant deficiency in its internal control over financial reporting as of September 30, 2004 related to the presentation on its balance sheet of the borrowings under its credit facility. The Company determined that such significant deficiency did not rise to the level of a material weakness in its internal control over financial reporting. Because Applica corrected its presentation of long-term and short-term debt in the fourth quarter of 2004, Applica believes that it corrected this significant deficiency.

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