Form 10-Q
period 2005-03-31
APPLICA INC
filed 2005-04-29
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-10177

APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3633 Flamingo Road, Miramar, Florida	33027

(Address Of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on April 25, 2005
Common Stock, $0.10 par value	24,136,591

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Applica Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31,
	2005	December 31,
	(Unaudited)	2004
Assets
Current Assets:
Cash and cash equivalents	$6,204	$10,463
Accounts and other receivables, less allowances of $10,627 in 2005 and $11,711 in 2004	100,865	160,436
Notes receivable – former officer	1,072	2,569
Inventories	113,199	131,503
Prepaid expenses and other	7,271	12,309
Refundable income taxes	2,696	2,032
Future income tax benefits	2,194	33

Total current assets	233,501	319,345
Property, Plant and Equipment - at cost, less accumulated depreciation of $69,410 in 2005 and $73,171 in 2004	35,973	38,327
Future Income Tax Benefits, Non-Current	9,762	11,212
Other Intangibles, Net	4,015	4,493
Other Assets	2,763	2,560

Total Assets	$286,014	$375,937

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$26,697	$41,827
Accrued expenses	46,184	62,046
Short-term debt	57,491	89,455
Current portion of long-term debt	3,000	3,000
Current taxes payable	2,286	5,947
Deferred rent	695	680

Total current liabilities	136,353	202,955
Other Long-Term Liabilities	933	1,004
Long-Term Debt	60,404	61,008
Shareholders’ Equity:
Common stock – authorized: 75,000 shares of $0.10 par value; issued and outstanding: 24,137 shares in 2005 and 2004	2,414	2,414
Paid-in capital	159,131	159,131
Accumulated deficit	(69,435)	(46,480)
Note receivable – former officer	(502)	(502)
Accumulated other comprehensive loss	(3,284)	(3,593)

Total shareholders’ equity	88,324	110,970

Total Liabilities and Shareholders’ Equity	$286,014	$375,937

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2005		2004
	(In thousands, except per share data)
Net sales	$112,450	100.0%	$128,527	100.0%
Cost of goods sold	93,722	83.3	95,022	73.9

Gross profit	18,728	16.7	33,505	26.1

Selling, general and administrative expenses:
Operating expenses	39,243	34.9	39,578	30.8
Restructuring and other credits	—	—	(563)	(0.4)

Operating loss	(20,515)	(18.2)	(5,510)	(4.3)

Other expense (income):
Interest expense	2,441	2.2	2,115	1.6
Interest and other income	(275)	(0.2)	(347)	(0.3)
Loss on early extinguishment of debt	—	—	187	0.1

	2,166	1.9	1,955	1.5

Loss before income taxes	(22,681)	(20.2)	(7,465)	(5.8)
Income tax provision (benefit)	274	0.2	(2,986)	(2.3)

Net loss	$(22,955)	(20.4)%	$(4,479)	(3.5)%

Earnings (loss) per common share:
Loss per common share – basic and diluted	$(0.95)		$(0.19)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(22,955)	$(4,479)
Reconciliation to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,927	3,531
Loss on disposal of equipment	818	—
(Recovery) provision for doubtful accounts	(515)	391
Write-downs of inventory	9,436	—
Amortization of intangible and other assets	579	564
Loss on early extinguishment of debt	—	187
Deferred taxes	(711)	(3,026)
Restructuring credits	—	(563)
Changes in assets and liabilities:
Accounts and other receivables	60,086	33,457
Inventories	8,379	(2,671)
Prepaid expenses and other	5,038	945
Other assets	5	(26)
Accounts payable and accrued expenses	(30,991)	(672)
Current income taxes	(4,325)	1,745
Other liabilities	(56)	6

Net cash provided by operating activities	27,715	29,389

Cash flows from investing activities:
Additions to property, plant and equipment	(1,480)	(4,325)
Proceeds from sale of equipment	89	—
Distributions from joint venture – net	—	1,188
Receivable from former officer	1,504	(17)

Net cash provided by (used in) investing activities	113	(3,154)

Cash flows from financing activities:
Net payments under lines of credit	(32,568)	(29,372)
Redemption of long-term debt	—	(4,390)
Exercise of stock options and issuance of common stock under employee stock purchase plan	—	799
Interest receivable from former officer	(7)	(5)

Net cash used in financing activities	(32,575)	(32,968)

Effect of exchange rate changes on cash	488	97

Decrease in cash and cash equivalents	(4,259)	(6,636)
Cash and cash equivalents at beginning of period	10,463	12,735

Cash and cash equivalents at end of period	$6,204	$6,099

Supplemental Disclosures of Cash Flow Information:
Cash paid during the three-month period ended March 31:
Interest	$3,807	$3,645
Income taxes	$4,599	—

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

1.	SUMMARY OF ACCOUNTING POLICIES

Interim Reporting

     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the future fiscal quarters in 2005 or the full year ending December 31, 2005 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

     Certain prior period amounts have been reclassified for comparability.

Cooperative Advertising and Slotting Fees

     Effective January 1, 2005, Applica modified its accounting treatment for cooperative advertising and slotting fees it provides to its customers. The modification was necessitated by the fact that Applica will no longer use the services of an unrelated third party to verify performance and determine the fair value of the benefits Applica receives. In accordance with Emerging Issues Task Force (EITF) 01-9, “Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor’s Products)”, which addresses the income statement classification of slotting fees and cooperative advertising arrangements with trade customers. Given the change referred to above, these considerations should be accounted for as a reduction of selling price and netted against sales. Prior to January 1, 2005, Applica classified these considerations as selling, general and administrative expenses in its consolidated statement of operations. This modification reduced each of net sales, gross profit and selling, general and administrative expenses by $3.3 million and $4.0 million for the three months ending March 31, 2005 and 2004, respectively. Because the modification resulted solely in reclassification within the consolidated statement of operations, there was no impact on Applica’s financial condition, operating income or net earnings for any of the periods presented.

Inventories

     Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories are comprised of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Raw materials	$6,217	$4,528
Work in process	199	280
Finished goods	106,783	126,695

	$113,199	$131,503

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

Stock Based Compensation

     At March 31, 2005, Applica had four active stock based compensation plans. Applica accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation expense for stock options issued is measured as the excess, if any, of the fair value of Applica’s common stock at the date of grant over the exercise price of the options. Applica’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation expense for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123.

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net loss, as reported	$(22,955)	$(4,479)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(304)	(102)

Pro forma net loss	$(23,259)	$(4,581)

Loss per share:
Basic – as reported	$(0.95)	$(0.19)
Basic – pro forma	$(0.96)	$(0.19)

Diluted – as reported	$(0.95)	$(0.19)
Diluted – pro forma	$(0.96)	$(0.19)

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

     In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2005	2004
Expected dividend yield	00.0%	00.0%
Expected price volatility	24.2%	64.1% - 82.7%
Risk-free interest rate	3.15%	3.0%
Expected life of options in years	4	4

Comprehensive Loss

     The components of other comprehensive loss, net of tax, were as follows:

	March 31,	March 31,
	2005	2004
	(In thousands)
Loss	$(22,955)	$(4,479)
Foreign currency translation adjustment	(295)	(200)
Change in market value of derivatives	604	106

	$(22,646)	$(4,573)

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

Recent Accounting Pronouncements

     In the fourth quarter of 2004, the FASB issued Statement No. 123 (revised 2004), or SFAS No. 123R, “Share-Based Payment,” which replaces Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees. SFAS No. 123R eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123 as originally issued. After a phase-in period for Statement No. 123R, pro forma disclosure will no longer be allowed. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS No. 123R.

     Alternative phase-in methods are allowed under Statement No. 123R, which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, Applica’s effective date for implementation of SFAS 123R is January 1, 2006. Applica does not believe that any of the alternative phase-in methods would have a materially different effect on Applica’s consolidated statement of operations or balance sheet.

2.	SHAREHOLDERS’ EQUITY

Loss Per Share

     Weighted average basic shares for the three-month periods ended March 31, 2005 and 2004 were 24,136,545 and 23,718,256, respectively.

     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three-month periods ended March 31, 2005 and 2004, because their inclusion would have been anti-dilutive.

	For the Three Months
	Ended March 31,
	2005	2004
Number of shares	2,616,617	2,337,128

Range of exercise price	$3.63-31.69	$3.63-31.69

3.	COMMITMENTS AND CONTINGENCIES

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

4.	COST OF GOODS SOLD

     Included in cost of sales for the first quarter of 2005 are inventory write-downs of approximately $9.4 million related to lower-than-anticipated consumer demand for two of our products. Also, included in cost of sales for the three months ended March 31, 2005 are restructuring charges of $0.9 million related to our decision to move the production of Home Café single cup coffee maker from Mexico to third party manufacturers in China. The restructuring charges consist of $0.3 million in severance charges and $0.6 million in the acceleration of the depreciation of machinery and equipment used in the manufacturing process. Included in cost of sales for the three months ended March 31, 2004 are restructuring charges of $0.9 million primarily related to the downsizing of our Hong-Kong based manufacturing facilities. The Hong Kong based manufacturing operations were sold in July 2004.

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

     The inventory write-downs relate to the Household Products reportable segment. All restructuring charges relate to the Manufacturing reportable segment.

5.	PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment:

		March 31,	December 31,
	Useful Lives	2005	2004
	(Dollars in thousands)
Building	20 years	$7,430	$7,430
Computer equipment	3 - 5 years	32,232	31,635
Equipment and other	3 - 8 years	61,253	66,985
Leasehold improvements*	8 - 10 years	3,399	4,379
Land and land improvements**	20 years	1,069	1,069

Total		105,383	111,498
Less accumulated depreciation		69,410	73,171

		$35,973	$38,327

*	Shorter of remaining term of lease or useful life

**	Only improvements are depreciated

     At March 31, 2005, Applica completed the implementation of a major upgrade of its information technology infrastructure, including the installation of a new enterprise resource planning system. As of March 31, 2005 and December 31, 2004, approximately $12.4 million and $11.8 million, respectively, of capitalized expenditures associated with the information technology upgrade were included in property, plant and equipment as assets not yet placed in service.

6.	RESTRUCTURING AND OTHER CHARGES

     For the three months ended March 31, 2005, the activity relating to the accrued restructuring and other charges was as follows:

	Amount		Amount
	Accrued at		Accrued at
	Dec. 31,	2005	March 31,
	2004	Payments	2005
	(In thousands)
Back-office consolidation	$2,536	$(526)	$2,010

     The amounts accrued in connection with the restructuring and other charges were reflected in accrued expenses in the accompanying consolidated balance sheets.

7.	INTANGIBLE ASSETS

     The components of Applica’s intangible assets subject to amortization are as follows:

		March 31, 2005		December 31, 2004
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization
	(Years)		(In thousands)
Licenses	4.0	$3,000	$(1,337)	$3,000	$(1,055)
Contract-Based	6.4	5,988	(3,636)	5,988	(3,440)

		$8,988	$(4,973)	$8,988	$(4,495)

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

     Amortization expense for intangible assets during the three months ended March 31, 2005 and 2004 was $0.5 million and $0.4 million, respectively.

8.	PRODUCT WARRANTY OBLIGATIONS

     Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Accrued product warranties as of March 31, 2005 and December 31, 2004 were as follows:

(In thousands)
Balance at December 31, 2004	$7,183
Additions to accrued product warranties	7,499
Reductions of accruals – payments and credits issued	(10,371)

Balance at March 31, 2005	$4,311

9.	SHORT-TERM DEBT

Revolving Credit Facility

     Applica has a revolving credit facility with a syndicate of banks that provides for borrowings on a revolving basis of up to $175 million with a $10 million sublimit for letters of credit (the “credit facility”). The credit facility has a maturity date of November 2009. Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories. If Applica does not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, Applica must maintain a minimum daily availability under its borrowing base of $20 million and a minimum average daily availability of $30 million. If Applica maintains a fixed charge coverage ratio of greater than 1.0 to 1.0, but less than 2.0 to 1.0, there is no availability requirement, however there is an availability block of $10 million. If Applica maintains a fixed charge coverage ratio of greater than 2.0 to 1.0, there is no availability requirement and no availability block.

     As of March 31, 2005, Applica’s fixed charge coverage ratio was less than 1.0 to 1.0. During the three months ended March 31, 2005, Applica maintained daily availability greater than $20 million and average daily availability greater than $30 million.

     As of March 31, 2005, Applica was borrowing approximately $57.1 million under the credit facility and had approximately $49.9 million of availability for future cash borrowings. Also, as March 31, 2005, Applica had letters of credit of $1.5 million outstanding under its credit facility.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s Fixed Charge Coverage Ratio and set at 2.25% at March 31, 2005), which was 5.12% at March 31, 2005; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s Fixed Charge Coverage Ratio and was zero at March 31, 2005), which was 5.75% at March 31, 2005.

     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based on Applica’s leverage ratio and was zero at March 31, 2005), which was 5.75% at March 31, 2005.

     The credit facility contains a number of significant covenants that, among other things, restrict the ability of Applica to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. As of March 31, 2005, Applica was in compliance with all covenants under the credit facility.

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

     Although the credit facility expires in November 2009, Applica has classified the borrowings thereunder as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

  Notes and Acceptance Payable

     Certain of Applica’s foreign subsidiaries have approximately $1.3 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property and a guarantee by the parent company, Applica Incorporated. As of March 31, 2005, there was $0.4 million outstanding under the working capital lines and $0.9 million outstanding under the letter of credit lines.

10. BUSINESS SEGMENTS

     Applica currently manages its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. Segment information for the three months ended March 31, 2005 and 2004 was as follows:

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
	(In thousands)
Three Months Ended March 31, 2005:
Net sales	$98,814	$14,669	$18,126	$131,610
Intersegment sales	1,034	—	18,126	19,160
Operating (loss) earnings	(17,376)	111	(2,098)	(19,363)
Depreciation and amortization	356	1	1,454	1,811

Three Months Ended March 31, 2004:
Net sales	$106,464	$16,521	$52,969	$175,954
Intersegment sales	—	—	47,427	47,427
Operating (loss) earnings	(3,412)	1,244	(917)	(3,085)
Depreciation and amortization	357	2	2,476	2,835

     The following table sets forth the reconciliation to consolidated total assets as of:

	March 31,	December 31,
	2005	2004
	(In thousands)
Total assets:
Household products	$199,431	$257,285
Professional personal care products	20,611	37,965
Manufacturing	49,728	55,745

Total reportable segments	269,770	350,995
All other	16,244	24,942

Consolidated total assets	$286,014	$375,937

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

     The following table sets forth the reconciliation to consolidated amounts for net sales, operating loss and depreciation and amortization:

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(In thousands)
Net sales:
Total sales for reportable segments	$131,610	$175,954
Eliminations of intersegment sales	(19,160)	(47,427)

Consolidated net sales	$112,450	$128,527

Operating loss:
Total operating loss from reportable segments	$(19,363)	$(3,085)
Unallocated amounts:
Restructuring and other credits	—	563
Shared services and all other	(1,152)	(2,988)

Consolidated operating loss	$(20,515)	$(5,510)

Depreciation and amortization:
Total depreciation and amortization from reportable segments	$1,811	$2,835
Shared services and all other	1,695	1,260

Consolidated depreciation and amortization	$3,506	$4,095

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	As of March 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$243	$5,961	$—	$6,204
Accounts and other receivables, net	2,575	71,018	27,272	—	100,865
Notes receivable former officer	1,072	—	—	—	1,072
Receivables from affiliates	(181,073)	94,517	12,647	73,909	—
Inventories	—	79,401	33,798	—	113,199
Future income tax benefits	—	1,200	994	—	2,194
Other current assets	—	4,516	5,451	—	9,967

Total current assets	(177,426)	250,985	86,123	73,909	233,501
Investment in subsidiaries	386,033	104,988	29,232	(520,253)	—
Property, plant and equipment, net	—	20,127	15,846	—	35,973
Future income tax benefits, non current	—	6,793	2,969	—	9,762
Other assets	506	20,887	9,654	(24,269)	6,778

Total assets	$209,113	$403,690	$143,824	$(470,613)	$286,014

Accounts payable and accrued expenses	$—	$41,480	$31,401	$—	$72,881
Short-term debt	57,064	—	427	—	57,491
Current portion of long-term debt	3,000	—	—	—	3,000
Deferred rent	—	695	—	—	695
Current taxes payable	—	436	1,850	—	2,286

Total current liabilities	60,064	42,611	33,678	—	136,353
Long-term debt	60,404	72,100	12,480	(84,580)	60,404
Future income tax liabilities	—	3,893	(3,893)	—	—
Other long-term liabilities	321	612	—	—	933

Total liabilities	120,789	119,216	42,265	(84,580)	197,690
Shareholders’ equity	88,324	284,474	101,559	(386,033)	88,324

Total liabilities and shareholders’ equity	$209,113	$403,690	$143,824	$(470,613)	$286,014

	Three Months Ended March 31, 2005
Statement of Operations:
Net sales	$—	$90,068	$41,542	$(19,160)	$112,450
Cost of goods sold	—	73,025	39,857	(19,160)	93,722

Gross profit	—	17,043	1,685	—	18,728
Operating expenses	—	32,416	6,827	—	39,243

Operating loss	—	(15,373)	(5,142)	—	(20,515)
Other (income) expense, net	11	2,411	(256)	—	2,166

Loss before equity in net earnings of subsidiaries and income taxes	(11)	(17,784)	(4,886)	—	(22,681)
Equity in net earnings (loss) of subsidiaries	(22,944)	—	—	22,944	—
Income tax provision	—	—	274	—	274

Net loss	$(22,955)	$(17,784)	$(5,160)	$22,944	$(22,955)

Cash Flow Information:
Net cash provided by (used in) operating activities	$(53,040)	$7,470	$18,740	$54,545	$27,715
Net cash provided by (used in) investing activities	84,022	(157,069)	(20,757)	93,917	113
Net cash provided by (used in) financing activities	(31,470)	147,679	(322)	(148,462)	(32,575)
Effect of exchange rate changes on cash	488	—	—	—	488
Cash at beginning	—	2,163	8,300	—	10,463
Cash at end	$—	243	$5,961	$—	$6,204

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	As of December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$2,163	$8,300	$—	$10,463
Accounts and other receivables, net	4,195	112,380	43,861	—	160,436
Note receivable - officers and former officer	2,569	—	—	—	2,569
Receivables from affiliates	(153,140)	(61,081)	(9,008)	223,229	—
Inventories	—	96,565	34,938	—	131,503
Future income tax benefits	—	1,190	(1,157)	—	33
Other current assets	—	5,303	9,038	—	14,341

Total current assets	(146,376)	156,520	85,972	223,229	319,345
Investment in subsidiaries	408,231	104,988	29,232	(542,451)	—
Property, plant and equipment, net	—	20,029	18,298	—	38,327
Long-term future income tax benefits	—	6,793	4,419	—	11,212
Other assets	2,010	21,413	9,385	(25,755)	7,053

Total assets	$263,865	$309,743	$147,306	$(344,977)	$375,937

Accounts payable and accrued expenses	$—	$75,025	$28,848	$—	$103,873
Short-term debt	88,541	—	914	—	89,455
Current portion of long-term debt	3,000	—	—	—	3,000
Deferred rent	—	680	—	—	680
Current taxes payable	—	2,817	3,130	—	5,947

Total current liabilities	91,541	78,522	32,892	—	202,955
Long-term debt	61,008	(75,734)	12,480	63,254	61,008
Future income tax liabilities	—	3,884	(3,884)	—	—
Other long-term liabilities	346	658	—	—	1,004

Total liabilities	152,895	7,330	41,488	63,254	264,967
Shareholders’ equity	110,970	302,413	105,818	(408,231)	110,970

Total liabilities and shareholders’ equity	$263,865	$309,743	$147,306	$(344,977)	$375,937

	Three Months Ended March 31, 2004
Statement of Operations:
Net sales	$—	$100,561	$75,393	$(47,427)	$128,527
Cost of sales	—	72,501	69,948	(47,427)	95,022

Gross profit	—	28,060	5,445	—	33,505
Operating expenses	—	34,548	5,030	—	39,578
Restructuring and other credits	—	(563)	—	—	(563)

Operating earnings (loss)	—	(5,925)	415	—	(5,510)
Other (income) expense, net	5	2,073	(310)	—	1,768
Loss on early extinguishment of debt	—	187	—	—	187

Earnings (loss) before equity in net earnings (loss) of subsidiaries and income taxes	(5)	(8,185)	725	—	(7,465)
Equity in net earnings (loss) of subsidiaries	(4,474)	—	—	4,474	—
Income tax provision (benefit)	—	(3,305)	319	—	(2,986)

Net earnings (loss)	$(4,479)	$(4,880)	$406	$4,474	$(4,479)

Cash Flow Information:
Net cash provided by (used in) operating activities	$(21,307)	$8,532	$20,812	$21,352	$29,389
Net cash provided by (used in) investing activities	(2,268)	(11,491)	(13,104)	23,709	(3,154)
Net cash provided by (used in) financing activities	23,478	2,312	(13,697)	(45,061)	(32,968)
Effect of exchange rate changes on cash	97	—	—	—	97
Cash at beginning	—	1,124	11,611	—	12,735
Cash at end	$—	$477	$5,622	$—	$6,099

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.

     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three month periods ended March 31, 2005 and 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     The small household appliance sector of the consumer goods industry is a mature industry characterized by intense competition based on price, quality, retail shelf space, product design, trade names, new product introduction, marketing and distribution approaches. Applica competes with both domestic and international distributors and manufacturers primarily at mid-tier price points.

     We continuously have to balance the cost of our products, without compromising quality, with the price constraints from our customers. The prices of raw materials such as copper, steel and plastics have significantly increased in recent years and are expected to continue to be high in the foreseeable future. This has negatively impacted our gross margins by increasing the price we pay for our products and is expected to continue to negatively impact our margins during the remainder of 2005.

     We have been focused on making changes to combat the margin pressures resulting from the combination of the inflation of raw materials prices and the deflationary pressures from the retail environment. Steps we have taken include:

•	the downsizing and ultimate sale of our Hong Kong-based manufacturing operations;

•	the downsizing of our manufacturing operations in Mexico; and

•	the establishment of strategic sourcing partners and joint product development relationships.

We are also continuing to focus on innovative products with proprietary technologies, design and higher margins. As part of our focus on new products introductions and brand development, we search for other growth opportunities within and beyond our existing businesses. We believe that the markets and industry in which we compete may provide growth opportunities through strategic acquisitions or mergers. We review these prospects for strategic transactions as they become available.

     We continue to rationalize our Mexican manufacturing operations. In 2004, we shifted a significant amount of production from Mexico to third parties in China. As part of the rationalization, we also plan to sell the building housing our factory in Mexico. In 2004, we began to reduce our Mexican manufacturing capacity to reflect only the volume needed for the Mexican marketplace, which will continue throughout 2005.

     Additionally, in late 2004, we initiated an annual product and customer profitability review. Through this process, management identifies products sold to customers that do not meet Applica’s product profitability threshold. Once those products are identified, management either requests a price increase from the applicable customer or cost reductions from the applicable supplier. If the combination of price increases and cost reductions does not increase the product’s profitability to meet the threshold, Applica will not offer such product to the customer. This initiative will significantly reduce the number of products we offer. As a result, we expect our sales volume to continue to decrease in 2005; however, this process is expected to result in higher gross margin percentages.

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

     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2004, in evaluating us and our business before making an investment decision regarding our securities:

•	We purchase a large number of products from one supplier. Transition issues and production-related risks with this supplier could jeopardize our ability to realize anticipated sales and profits.

•	We depend on third party suppliers for the manufacturing of most of our products which subjects us to additional risks.

•	Increases in costs of raw materials, such as plastics, steel, aluminum and copper, could result in increases in the costs of our products, which will reduce our profitability.

•	We depend on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our business.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.

•	Our business can be adversely affected by lower-than-anticipated customer or consumer demand for the products we develop and introduce in the marketplace.

•	Our debt agreements contain covenants that restrict our ability to take certain actions. We could face liquidity and working capital constraints should we violate any of these covenants.

•	Our ability to generate accurate financial information on a timely basis could be adversely affected by unforeseen complications resulting from our newly implemented ERP system.

•	Our business is very sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect our business.

•	Our business could be adversely affected by currency fluctuations in our international operations.

•	Our business involves the potential for product recalls and product liability claims against us.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry could adversely affect our business.

•	Our business could be adversely affected by retailer inventory management.

•	If we are unable to renew the Black & Decker® trademark license agreement, our business could be adversely affected.

•	Our business could be adversely affected by changes in trade relations with China.

•	The infringement or loss of our proprietary rights could have an adverse effect on our business.

•	Our operating results are affected by seasonality.

•	We compete with other large companies that produce similar products.

•	Our business can be adversely affected by newly acquired businesses or product lines.

•	Government regulations could adversely impact our operations.

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

Outlook

     Applica has made a policy change with regard to providing future earnings guidance. Starting this quarter and in the future, we will no longer provide any quarterly or annual earnings per share guidance. Further, we will not update our outlook for full year earnings per share expectations for 2005 as the year progresses. In the future, we will continue to provide investors with our perspective on trends in our industry and operations, our strategic initiatives and those factors critical to understanding our business and operating environment.

Results of Operations

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

     Net Sales. Consolidated net sales decreased by $16.1 million to $112.5 million, a decrease of 12.5% from the first quarter of 2004.

     Sales for the Household Product segment, net of intersegment sales of $1.0 million, decreased $8.7 million to $97.8 million. For the quarter ended March 31, 2005:

•	sales of Black & Decker® branded products decreased by $2.6 million to $86.1 million; and

•	sales of other branded products decreased by $10.9 million to $0.5 million.

     These decreases were partially offset by increases in sales of Littermaid® branded products of $4.8 million to $11.2 million.

     We expect that sales of Black & Decker® branded products will continue to decrease, primarily as the result of the elimination of sales of certain products identified in our product and customer review. In the first quarter of 2005, sales of home environment products, such as fans and heaters, decreased significantly as a result of such review.

     Sales for the Professional Personal Care segment decreased by $1.9 million to $14.7 million for the first quarter of 2005. This decrease was primarily the result of the sale of the Jerdon hotel and hospitality business in October 2004. Sales of products by the Jerdon division totaled $3.1 million in the first quarter of 2004. The decrease was offset by higher sales of the Belson® branded products. We expect sales in the Professional Personal Care segment to be lower in 2005 compared to 2004 as the result of the sale of the Jerdon hotel and hospitality business.

     Sales for the Manufacturing segment decreased $34.8 million to $18.1 million. During the period, intersegment sales decreased $29.3 million to $18.1 million. Contract manufacturing sales decreased $5.5 million to zero. These decreases are the result of the sale of our Hong Kong-based manufacturing operations in July 2004. We expect sales for the Manufacturing segment to be lower in 2005 compared to 2004 as the result of the sale of our Hong-Kong-based manufacturing operation and the downsizing of our manufacturing operations in Mexico.

     Gross Profit. Applica’s gross profit margin decreased to 16.7% for the three months ended March 31, 2005 as compared to 26.1% for the same period in 2004. The gross profit margin decrease was primarily attributed to:

•	inventory write-downs of $9.4 million related to lower-than-anticipated consumer demand for two of our products;

•	higher product warranty returns and related expenses of $3.3 million; and

•	higher unabsorbed overhead and inefficiencies of $2.1 million at our Mexican manufacturing operations as the result of reduced production associated with our downsizing activities during 2004 and the first quarter of 2005.

     The majority of the inventory write-downs related to the Tide™ Buzz™ Ultrasonic Stain Remover. Sales of the first generation of this product were lower than we had anticipated. The size of the product and the price were the main reasons given by consumers for not purchasing the product. Based on this information, we decided to close out the first generation of the Tide™ Buzz™ and accelerate the introduction of the next generation. We believe that we have addressed both those factors in the next generation of the Tide™ Buzz™ Ultrasonic Stain Remover.

     Additionally, the inventory write-down included the Home Café™ single cup coffee maker. Our Home Café™ sales plan for 2005 was based on promotional campaigns by our alliance partner that did not fully materialize. This resulted in lower-than-anticipated consumer demand for the Home Café™ coffee maker, which resulted in excess inventory. We expect to sell the first generation units in the second half of 2005. The next generation of Home Café™ is scheduled to be launched in the fourth quarter of 2005.

     The Tide™ Buzz™ and the Home Café™ represented approximately 3.7% of consolidated net sales in 2004.

     We have recently experienced an increase in our warranty returns and related expenses. We believe that we have taken appropriate measures to combat these trends in a timely and effective manner. These measures include the contracting of an independent third party quality consultant to oversee the production process at our major suppliers in China and our manufacturing facility in Mexico.

     We expect unabsorbed overhead and inefficiencies to continue at our Mexican manufacturing operations for the remainder of 2005. We also anticipate additional severance and asset write-downs as we continue to downsize our manufacturing operations. Additionally, we continue to experience increases in prices for raw materials, including plastic, steel, aluminum and copper in our Mexican manufacturing operations, as well as fuel surcharges and increased freight costs in the first quarter of 2005. We expect these trends to continue for the remainder of 2005, adversely impacting gross profit margins.

     The decreases in gross profit margins were partially offset by improved product mix primarily as a result of:

•	increased sales of Littermaid® branded products; and

•	the elimination of certain products identified in our product and customer review.

     We expect our gross profit margins to continue to benefit from improvements in the product mix for the remainder of 2005.

     Selling, General and Administrative Expenses.

          Operating Expenses. Operating expenses decreased slightly by $0.3 million to $39.2 million for the three months ended March 31, 2005 compared to the same period in 2004. As a percentage of sales, operating expenses increased to 34.9% in the first quarter of 2005 compared to 30.8% in the 2004 period primarily as the result of lower sales in the first quarter of 2005 compared to the same period in 2004. The decrease in operating expenses was primarily attributed to:

•	decreases in advertising and promotions of $1.0 million; and

•	decreases in legal and consulting fees of $0.8 million.

     These decreases were offset by increases in freight and distribution expenses of $1.2 million due to higher warranty returns.

     We expect year-over-year distribution expenses to decrease in the second half of 2005, primarily as the result of lower inventory levels. Inventory levels are expected to decrease as a result of the elimination of certain products that do not meet our profitability threshold and the planned sale or liquidation of slow-moving and excess inventory.

     We anticipate these decreases will be offset by increases in freight expenses related to fuel surcharges.

          Restructuring and Other Charges (Credits). In the first quarter of 2004, we settled an outstanding litigation matter for $125,000 and reversed a remaining accrual of $563,000 related to such litigation.

     Interest Expense. Interest expense increased by $0.3 million, or 15%, to $2.4 million for the three months ended March 31, 2005, as compared to $2.1 million for the first quarter of 2004, as the result of higher interest rates and higher debt levels. We expect interest rates to continue to increase for the remainder of 2005.

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

     Taxes. Applica’s tax provision is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the first quarter of 2005, Applica had an effective tax rate of 27% before considering an additional valuation allowance on deferred tax assets. The effective tax rate for the first quarter of 2004 was 40%.

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

     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at March 31, 2005, Applica concluded that it was appropriate to record an additional net valuation allowance of $6.5 million in the first quarter of 2005, primarily related to the loss in its U.S. operations. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $12.0 million as of March 31, 2005, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other foreign operations.

     The increase in the valuation allowance in the first quarter of 2005 primarily results from losses in the U.S. operations that resulted in a tax benefit of $6.2 million. We expect to continue to maintain a valuation allowance on future tax benefits in the U.S. until an appropriate level of profitability is reached or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realized.

     Earnings Per Share. Weighted average basic shares for the three-month periods ended March 31, 2005 and 2004 were 24,136,545 and 23,718,256, respectively. All common stock equivalents have been excluded from the diluted per share calculations in the three-month periods ended March 31, 2005 and 2004 because their inclusion would have been anti-dilutive.

Liquidity and Capital Resources

Liquidity

     Operating Activities. For the three months ended March 31, 2005, Applica’s operations generated $27.7 million in cash flow, compared with the generation of cash of $29.4 million for the three months ended March 31, 2004. The decrease in operating cash flows from the prior period was principally due to the larger operating loss offset by lower working capital due to lower sales. We experienced a larger operating loss as a result of significant non-cash write-downs of inventory and higher freight and distribution costs. We experienced lower sales mainly due to the planned elimination of certain products as a result of our customer and product review process initiatives, the sale of the Jerdon hotel and hospitality business in October 2004 and the sale of our Hong-Kong-based manufacturing operations in July 2004.

     As part of our capital management, we review certain working capital metrics. For example, we evaluate our accounts receivable and inventory levels through the computation of days sales outstanding and inventory turnover ratio. The number of days sales outstanding at March 31, 2005 increased modestly from the number of days sales outstanding at March 31, 2004. Average inventory turns at March 31, 2005 decreased modestly in comparison to the same period in 2004.

     During the three months ended March 31, 2005, we paid approximately $3.8 million in cash severance and received approximately $1.5 million in payments under the receivables from our former chairman. We expect to pay approximately $3.0 million more in severance payments in 2005 and receive approximately $1.5 million more in scheduled payments under the receivables from our former chairman.

     In addition to the cash severance discussed above, we expect to pay approximately $3.0 million in net severance and other benefits to employees at our Mexican manufacturing facility during 2005 as we continue the restructuring of our Mexican manufacturing operations.

     Our results of operations for the periods discussed were negatively impacted by inflation pressures. We have not been significantly affected by foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against the foreign currencies could result in certain suppliers increasing the United States dollar prices for future product purchases. In addition, Applica uses foreign exchange contracts, which usually mature within one year, to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases by our foreign commercial subsidiaries in Canada and Latin America.

     Investing Activities. For the three months ended March 31, 2005, investing activities generated cash of $0.1 million compared to $3.2 million of cash used in the three months ended March 31, 2004. The increase in cash flows from investing activities was primarily a result of lower capital expenditures in the three months ended March 31, 2005 as we sold our Hong Kong-based manufacturing operations and restructured our Mexican manufacturing operations during 2004, which resulted in less expenditures. In addition, we received $1.5 million as a scheduled payment under the receivables from a former officer. We expect to receive approximately $1.5 million more in scheduled payments.

     Applica makes capital expenditures primarily for new product development and maintenance of its manufacturing facility and improvements in technology. Capital expenditures for the first quarter of 2005 were $1.5 million and primarily related to the implementation of a new ERP system, which went into production in April 2005. Capital expenditures for 2005 are expected to be approximately $13.0 million and are allocated as follows:

•	$7.0 million for new products;

•	$4.0 million for information technology (including $1.2 million for the ERP implementation, $1.1 million for information technology upgrades and $0.9 for the installation of radio frequency identification (RFID) capabilities in our warehouses); and

•	$2.0 million for other improvements.

     Applica plans to fund such capital expenditure with cash flow from operations and, if necessary, borrowings under its credit facility.

     Financing Activities. Net cash used in financing activities was $32.6 million in the three months ended March 31, 2005, compared to cash used of $33.0 million in the three months ended March 31, 2004. In both periods, cash generated by operating activities was used to make payments under our lines of credit.

     We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to fund operating expenses. In order to meet our cash requirements, we intend to use our existing cash, internally generated funds, and borrowings under our domestic credit line. We believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months. However, our ability to borrow under our domestic line is dependent upon Applica maintaining a minimum fixed charge coverage ratio of 1.0 to 1.0 or maintaining a minimum daily availability under its borrowing base of $20 million and a minimum average daily availability of $30 million. Factors impacting our ability to maintain such requirements include our ability to:

•	generate net earnings;

•	manage inventory levels effectively;

•	maintain or improve accounts receivables days sales outstanding; and

•	maintain or improve terms with our suppliers.

If we are unable to maintain such requirements or fail to obtain bank consent to waive those requirements, our liquidity will be negatively affected. We believes that we will be able to maintain such requirements or obtain bank consent to waive or amend such requirements. If necessary, we believe we will have access to other financing sources to provide the necessary liquidity to finance our short-term cash requirements, such as refinancing our existing domestic line, second-lien financing, or other similar capital markets financing. However, we may not be able to effect any needed refinancing on commercially reasonable terms.

Capital Resources

     Applica’s primary sources of short-term capital are its cash flow from operations and borrowings under its credit facilities. Applica’s current domestic credit facility is a $175 million asset-based senior secured revolving credit facility maturing in November 2009. Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories. If Applica does not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, Applica must maintain a minimum daily availability under its borrowing base of $20 million and a minimum average daily availability of $30 million. If Applica maintains a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement; however, there is an availability block of $10 million. If Applica maintains a fixed charge coverage ratio of greater than 2.0 to 1.0, there is no availability requirement and no availability block. The credit facility includes a $10.0 million sublimit for the issuance of letters of credit, with approximately $1.5 million outstanding under the limit as of April 20, 2005.

     As of March 31, 2005, Applica’s fixed charge coverage ratio was less than 1.0 to 1.0. During the three months ended March 31, 2005, Applica maintained daily availability greater than $20 million and average daily availability greater than $30 million. Applica maintained daily availability greater than $20 million and average daily availability greater than $30 million in April 2005. During the three months ended March 31, 2005, Applica was in compliance with all of its covenants under the credit facility.

     As of March 31, 2005, Applica was borrowing approximately $57.1 million under the facility and had approximately $49.9 million available for future cash borrowings, based on Applica’s collateral value, which is based upon percentages of eligible accounts receivables and inventories. As of April 20, 2005, Applica was borrowing approximately $56.6 million under the facility and had approximately $44.0 million available for future cash borrowings.

     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s Fixed Charge Coverage Ratio and set at 2.25% at March 31, 2005 and 2.50% at April 20, 2005), which was 5.12% at March 31, 2005 and 5.52% at April 20, 2005; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s Fixed Charge Coverage Ratio and was zero percent at March 31, 2005 and 0.50% at April 20, 2005), which was 5.75% at March 31, 2005 and 6.25% at April 20, 2005.

     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based on Applica’s leverage ratio and was zero percent at March 31, 2005 and 0.50% April 20, 2005), which was 5.75% at March 31, 2005 and 6.25% at April 20, 2005.

     Management expects its borrowing margins to remain at 2.50% and 0.50% for LIBOR and Base Rate borrowings, respectively, for the remainder of 2005.

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

     Certain of Applica’s foreign subsidiaries have approximately $1.3 million in trade finance lines of credit, payable on demand, which are secured by the subsidiaries’ tangible and intangible property and a guarantee by the parent company, Applica Incorporated. As of March 31, 2005, there was $0.4 million outstanding under the working capital lines and $0.9 million outstanding under the letter of credit lines. As of April 20, 2005, $1.1 million was outstanding under the working capital lines and $0.1 million under the letter of credit lines.

     In addition, Applica has senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and maturing in July 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, at various redemption prices. As of March 31, 2005, the outstanding principal balance was $60.8 million.

     At December 31, 2004, Applica ended its credit insurance agreement with CIT Group/Commercial Services and entered into a comprehensive credit insurance agreement with Great American Insurance Company (GAIC). The agreement allows Applica to transfer to GAIC, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Under the agreement with GAIC, Applica remains the servicer of the approved receivables and pays a flat annual fee. These arrangements are strictly for the purpose of insuring selected receivables. At March 31, 2005, and 2004, $12.8 million and $9.4 million, respectively, of accounts receivable were insured under these arrangements.

     At March 31, 2005, debt as a percent of total capitalization was 57.8%, as compared to 58.0% at December 31, 2004.

     Applica’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness, or to fund planned capital expenditures, and marketing expenses will depend on its future performance. Based upon the current level of operations and cash flow from operations, we believe that we have adequate capital resources to service our debt and fund our liquidity needs for the next year. However, the current level of operations may deteriorate, our business may not generate sufficient cash flow from operations, and future borrowings may not be available under the credit facility in an amount sufficient to enable us to service our indebtedness, including the outstanding 10% notes, or to fund our other liquidity needs. In addition, we may not be able to effect any needed refinancing on commercially reasonable terms or at all.

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

     We believe that our estimates for the valuation allowances reserved against the deferred tax assets are appropriate based on current facts and circumstances. However, it is possible that other people applying reasonable judgment to the same facts and circumstances could develop a different valuation allowance.

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

     This assessment requires significant judgment. If the financial condition of Applica’s customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at March 31, 2005, resulting in a charge to income in the period such determination is made. Conversely, if the financial condition of Applica’s customers were to improve or its judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination is made.

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

     Product Liability Claims and Litigation. Applica is subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. Applica maintains accruals for such costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate. With respect to product liability claims, Applica estimates the amount of ultimate liability in excess of applicable insurance coverage based on historical claims experience and current claim estimates, as well as other available facts and circumstances. In addition, we have accrued for product liability claims, incurred but not received, to the extent we can formulate a reasonable estimate of their costs.

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

     Outstanding as of March 31, 2005 were interest rate management contracts on approximately $30 million notional principal amount with a negative fair value of approximately $346,000. The market value represents the amount Applica would pay upon exiting the contracts at March 31, 2005 and was determined based on market quotes. The market value related to the fair value of interest rate risk management contracts is included as other long-term liabilities and a decrease in long-term debt. The market value related to the cash flow interest rate risk management contracts is included as an offset to prepaid asset and other comprehensive income. Applica does not intend to exit these contracts at this time.

     Significant interest rate risk management instruments held by Applica as of March 31, 2005 included pay-floating swaps. The pay-floating swap effectively converts medium term fixed-rate obligations to LIBOR-rate indexed variable-rate instruments. All swaps have maturity dates that mirror the maturity date of the underlying hedged transaction. For the period ending March 31, 2005, Applica did not discontinue any hedges due to the probability that the original underlying forecasted transaction would not occur. The impact of interest rate risk management activities on pre-tax income during the quarter ended March 31, 2005 was not material.

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

     Outstanding as of March 31, 2005 were $4.9 million notional principal amount of contracts to purchase and/or sell foreign currency forward with a negative fair market value of approximately $321,000. The market value represents the amount Applica would pay upon exiting the contracts at March 31, 2005 and was determined based on market quotes. This amount is included in other long-term liabilities and accumulated other comprehensive income as of March 31, 2005. Applica does not intend to exit these contracts at this time.

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

Additional Information

     For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Applica’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Applica has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Applica’s CEO and CFO have concluded that, as of March 31, 2005, Applica’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Applica in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by Applica in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

     Since the evaluation date by Applica’s management of its internal controls over financial reporting, there have not been any changes in Applica’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect Applica’s internal controls over financial reporting.

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

Item 6. Exhibits.

(a)	Exhibits:
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)
April 29, 2005	By:	/s/ Harry D. Schulman
Harry D. Schulman
President and Chief Executive Officer

April 29, 2005	By:	/s/ Terry L. Polistina
Terry L. Polistina
Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)