Form 10-Q
period 2005-06-30
APPLICA INC
filed 2005-08-02
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on July 29, 2005
Common Stock, $0.10 par value	24,163,812

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Applica Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2005	December 31,
	(Unaudited)	2004
Assets
Current Assets:
Cash and cash equivalents	$10,892	$10,463
Accounts and other receivables, less allowances of $10,166 in 2005 and $11,711 in 2004	105,380	160,436
Notes receivable — former officer	—	2,569
Inventories	122,363	131,503
Prepaid expenses and other	8,745	12,309
Refundable income taxes	2,544	2,032
Future income tax benefits	932	33

Total current assets	250,856	319,345
Property, Plant and Equipment — at cost, less accumulated depreciation of $72,171 in 2005 and $73,171 in 2004	33,171	38,327
Future Income Tax Benefits, Non-Current	11,625	11,212
Other Intangibles, Net	2,671	4,493
Other Assets	2,570	2,560

Total Assets	$300,893	$375,937

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$47,672	$41,827
Accrued expenses	42,427	62,046
Short-term debt	74,671	89,455
Current portion of long-term debt	—	3,000
Current taxes payable	3,461	5,947
Deferred rent	710	680

Total current liabilities	168,941	202,955
Other Long-Term Liabilities	567	1,004
Long-Term Debt	60,750	61,008
Shareholders’ Equity:
Common stock — authorized: 75,000 shares of $0.10 par value; issued and outstanding: 24,164 shares in 2005 and 24,137 in 2004	2,416	2,414
Paid-in capital	159,207	159,131
Accumulated deficit	(87,937)	(46,480)
Note receivable — former officer	—	(502)
Accumulated other comprehensive loss	(3,051)	(3,593)

Total shareholders’ equity	70,635	110,970

Total Liabilities and Shareholders’ Equity	$300,893	$375,937

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,
	2005		2004
	(In thousands, except per share data)
Net sales	$116,458	100.0%	$154,677	100.0%
Cost of sales:
Cost of goods sold	89,256	76.6	110,505	71.4
Restructuring charges	4,243	3.6	—	—

	93,499	80.3	110,505	71.4

Gross profit	22,959	19.7	44,172	28.6

Selling, general and administrative expenses:
Operating expenses	38,310	32.9	46,023	29.8
Impairment of goodwill	—	—	62,812	40.6

Operating loss	(15,351)	(13.2)	(64,663)	(41.8)

Other expense (income):
Interest expense	2,641	2.3	2,243	1.5
Interest and other income	(515)	(0.4)	(642)	(0.4)

	2,126	1.8	1,601	1.0

Loss before income taxes	(17,477)	(15.0)	(66,264)	(42.8)
Income tax provision	1,024	0.9	57,554	37.2

Net loss	$(18,501)	(15.9)%	$(123,818)	(80.0)%

Loss per common share:
Loss per common share — basic and diluted	$(0.77)		$(5.16)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,
	2005		2004
	(In thousands, except per share data)
Net sales	$228,907	100.0%	$283,203	100.0%
Cost of sales:
Cost of goods sold	182,077	79.5	204,627	72.3
Restructuring charges	5,143	2.2	900	0.3

	187,220	81.8	205,527	72.6

Gross profit	41,687	18.2	77,676	27.4
Selling, general and administrative expenses:
Operating expenses	77,553	33.9	85,600	30.2
Restructuring and other credits	—	—	(563)	(0.2)
Impairment of goodwill	—	—	62,812	22.2

Operating loss	(35,866)	(15.7)	(70,173)	(24.8)
Other expense (income):
Interest expense	5,083	2.2	4,358	1.5
Interest and other income	(790)	(0.3)	(989)	(0.3)
Loss on early extinguishment of debt	—	—	187	0.1

	4,293	1.9	3,556	1.3

Loss before income taxes	(40,159)	(17.5)	(73,729)	(26.0)
Income tax provision	1,298	0.6	54,568	19.3

Net loss	$(41,457)	(18.1)%	$(128,297)	(45.3)%

Loss per common share :
Loss per common share – basic and diluted	$(1.72)		$(5.38)

The accompanying notes are an integral part of these statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(41,457)	$(128,297)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	5,739	7,359
(Recovery) provision for doubtful accounts	(1,052)	221
Write-downs of inventory	16,204	—
Loss on disposal of equipment	1,155	—
Amortization of intangible and other assets	2,028	1,039
Loss on early extinguishment of debt	—	187
Impairment of goodwill	—	62,812
Deferred taxes	(1,312)	54,179
Restructuring credits	—	(563)
Changes in assets and liabilities:
Accounts and other receivables	56,108	15,656
Inventories	(7,901)	(49,302)
Prepaid expenses and other	3,564	1,327
Other assets	326	(57)
Accounts payable and accrued expenses	(13,535)	23,178
Current income taxes	(2,998)	1,894
Other liabilities	(408)	(333)

Net cash provided by (used in) operating activities	16,461	(10,700)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,827)	(8,319)
Proceeds from sale of equipment	89	—
Distributions from joint venture – net	—	1,189
Receivable from officers	3,079	93

Net cash provided by (used in) investing activities	1,341	(7,037)

Cash flows from financing activities:
Net (payments) borrowings under lines of credit	(15,042)	10,827
Payments of long-term debt	(3,000)	—
Redemption of long-term debt	—	(4,390)
Exercise of stock options and issuance of common stock under employee stock purchase plan	78	2,184
Interest receivable from officer	(7)	(11)

Net cash (used in) provided by financing activities	(17,971)	8,610

Effect of exchange rate changes on cash	598	1,385

Net increase (decrease) in cash and cash equivalents	429	(7,742)
Cash and cash equivalents at beginning of period	10,463	12,735

Cash and cash equivalents at end of period	$10,892	$4,993

Supplemental Disclosures of Cash Flow Information:
Cash paid during the six-month period ended June 30:
Interest	$4,873	$4,044
Income taxes	$4,825	—
The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. SUMMARY OF ACCOUNTING POLICIES
Interim Reporting
     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the remaining quarters in 2005 or the full year ending December 31, 2005 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2004.
Reclassifications
     Certain prior period amounts have been reclassified for comparability.
Cooperative Advertising and Slotting Fees
     Effective January 1, 2005, Applica modified its accounting treatment for cooperative advertising and slotting fees provided to its customers. The modification was necessary because Applica is no longer using an unrelated third party to verify performance and determine the fair value of the benefits Applica receives in exchange for the payment of promotional funds. In accordance with Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor’s Products)”, which addresses the income statement classification of slotting fees and cooperative advertising arrangements with trade customer, these promotional funds should be accounted for as a reduction of selling price and netted against sales. Prior to January 1, 2005, Applica classified promotional funds as selling, general and administrative expenses in its consolidated statement of operations. This modification reduced net sales, gross profit and selling, general and administrative expenses by $2.5 million and $4.3 million for the three months ending June 30, 2005 and 2004, respectively, and $5.8 million and $8.3 million for the six months ending June 30, 2005 and 2004, respectively. Because the modification resulted solely in a reclassification within the consolidated statement of operations, there was no impact on Applica’s financial condition, operating income or net earnings for any of the periods presented.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories were comprised of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Raw materials	$2,212	$4,528
Work in process	617	280
Finished goods	119,534	126,695

	$122,363	$131,503

Applica Incorporated
Notes to Consolidated Financial Statements — Continued
Stock Based Compensation
     At June 30, 2005, Applica had four active stock based compensation plans. Applica accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation expense for stock options issued is measured as the excess, if any, of the fair value of Applica’s common stock at the date of grant over the exercise price of the options. Applica’s net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation expense for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands, except per share data)
Net loss, as reported	$(18,501)	$(123,818)	$(41,457)	$(128,297)
Add: Stock-based employee compensation expense included in net loss	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,524)	(104)	(1,996)	(201)

Pro forma net loss	$(20,025)	$(123,922)	$(43,453)	$(128,498)

Loss per share:
Basic and diluted — as reported	$(0.77)	$(5.16)	$(1.72)	$(5.38)
Basic and diluted — pro forma	$(0.83)	$(5.16)	$(1.80)	$(5.38)
     No tax benefits were attributed to the stock-based employee compensation expense during the periods presented above, because valuation allowances were required on substantially all of Applica’s deferred tax assets.
     The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future periods as options vest over several years and Applica may continue to grant options to employees.
     On June 16, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of all unvested “out-of-the-money” stock options awarded to employees under Applica’s stock option plans, except for those options held by executive officers. All stock options with exercise prices equal to or greater than $3.28 per share, the closing price of Applica’s common stock on June 16, 2005, were considered to be out-of-the-money. No stock options held by non-employees, including directors, were subject to acceleration. Options to purchase approximately 425,000 shares of common stock were subject to the acceleration. The options have a range of exercise prices of $3.63 to $11.16 and a weighted average exercise price of $4.91.
     Because the options that were accelerated have exercise prices in excess of the current market value of the common stock and, therefore, were not fully achieving their original objectives of incentive compensation and employee retention, the Compensation Committee believed that the acceleration may have a positive effect on employee morale and retention. Additionally, the acceleration enables Applica to avoid recognizing compensation expense associated with the options upon the adoption of SFAS 123R on January 1, 2006. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in Applica’s consolidated statement of operations in future fiscal years was approximately $1.2 million. This amount is reflected in the pro forma footnote disclosure above.
     In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Expected dividend yield	00.0%	00.0%	00.0%	00.0%
Expected price volatility	80.9%	64.1% - 82.7%	24.2% - 80.9%	64.1% - 82.7%
Risk-free interest rate	3.25%	3.0%	3.25%	3.0%
Expected life of options in years	4	4	4	4

Applica Incorporated
Notes to Consolidated Financial Statements — Continued
Comprehensive Loss
     The components of other comprehensive loss, net of tax, were as follows:

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(In thousands)
Net loss	$(18,501)	$(123,818)	$(41,457)	$(128,297)
Foreign currency translation adjustment	(88)	237	(383)	38
Change in market value of derivatives	321	(363)	925	(258)

	$(18,268)	$(123,944)	$(40,915)	$(128,517)

Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on Applica’s financial condition, results of operations, or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).
     SFAS 123R was originally scheduled to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced the adoption of a new rule amending the compliance date to the beginning of the first annual reporting period that begins after June 15, 2005. Therefore, SFAS 123R will be effective for Applica’s next fiscal year beginning January 1, 2006. As of the required effective date, public entities will apply SFAS 123R using a modified version of the prospective transition method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. Applica has not determined the impact that SFAS 123R will have on its financial condition, results of operations or cash flows.
2. SHAREHOLDERS’ EQUITY
Loss Per Share
     The following table shows weighted average basic shares for the respective periods:

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted average basic shares	24,139,188	24,019,174	24,137,874	23,868,715

Applica Incorporated
Notes to Consolidated Financial Statements — Continued
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three-month and six-month periods ended June 30, 2005 and 2004 because their inclusion would have been anti-dilutive.

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Number of shares	2,593,596	2,182,782	2,588,204	2,180,095
Range of exercise price	$3.63–$31.69	$3.63–$31.69	$3.63–$31.69	$3.63–$31.69
3. COMMITMENTS AND CONTINGENCIES
Litigation and Other
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
     As a manufacturer and distributor of consumer products, Applica is also subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. We receive inquiries from the CPSC in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material effect on Applica’s business, financial condition, results of operations or liquidity. However, under certain circumstances, the CPSC could require us to repurchase or recall one or more of our products.
Employment and Other Agreements
     In the second quarter of 2005, Applica entered into new employment agreements with three of its executive officers. Additionally, in 2004, Applica entered into a new employment agreement with its President and Chief Executive Officer. These contracts have terms ranging from two to three years. Additionally, such agreements provide the executives with the right to receive lump sum payments of up to 30 months compensation if their employment is terminated after there is a change in control of Applica, as defined in such agreements.
4. COST OF SALES
Cost of Goods Sold
     Included in cost of goods sold for the six months ended June 30, 2005 were inventory write-downs of approximately $12.8 million primarily related to lower-than-anticipated consumer demand for two products. Included in cost of goods sold for the three months ended June 30, 2005 were inventory write-downs of approximately $3.4 million primarily related to an adjustment to the net realizable value of these products.
     The inventory write-downs related to the Household Products reportable segment.
Restructuring Charges
     For the three months ended June 30, 2005, there were $4.2 million of restructuring charges associated primarily with the downsizing and decision in July 2005 to close the manufacturing facility in Mexico. Such charges consisted of the write-off of $3.3 million of raw materials inventory that will no longer be used in production, $0.6 million of accelerated depreciation of machinery and equipment used in the manufacturing process and $0.3 million in severance charges. For the six months ended June 30, 2005, there were $5.1 million of restructuring charges associated with the continued downsizing and ultimate decision to close the manufacturing operations in Mexico. These charges consisted of the write–off of $3.3

Applica Incorporated
Notes to Consolidated Financial Statements — Continued
million of raw materials inventory that will no longer be used in production, $1.2 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process and $0.6 million in severance charges.
     For the three months ended June 30, 2004, there were no restructuring charges. For the six months ended June 30, 2004, there were restructuring charges of $0.9 million primarily related to the downsizing of Applica’s Hong-Kong based manufacturing facilities, which were sold in July 2004.
     All restructuring charges related to the Manufacturing reportable segment.
5. PROPERTY, PLANT AND EQUIPMENT
     The following is a summary of property, plant and equipment:

		June 30,	December 31,
	Useful Lives	2005	2004
		(Dollars in thousands)
Building	20 years	$7,430	$7,430
Computer equipment	3 - 5 years	31,932	31,635
Equipment and other	3 - 8 years	61,481	66,985
Leasehold improvements*	8 - 10 years	3,430	4,379
Land and land improvements**	20 years	1,069	1,069

Total		105,342	111,498
Less accumulated depreciation		72,171	73,171

		$33,171	$38,327

*	Shorter of remaining term of lease or useful life
**	Only improvements are depreciated
     On March 30, 2005, Applica completed the implementation of a significant upgrade of its information technology infrastructure, including the installation of a new enterprise resource planning (ERP) system. As a result, during the second quarter of 2005, approximately $12.1 million of capitalized expenditures associated with the information technology upgrade, which were previously not subject to depreciation, were placed into service and began to be depreciated over their respective useful lives.
6. RESTRUCTURING AND OTHER CHARGES
     For the six months ended June 30, 2005, the activity relating to the accrued restructuring and other charges was as follows:

	Amount		Amount
	Accrued at		Accrued at
	Dec. 31,	2005	June 30,
	2004	Payments	2005
		(In thousands)
Back-office consolidation	$2,536	$(871)	$1,665

     The amounts accrued in connection with the restructuring and other charges were reflected in accrued expenses in the accompanying consolidated balance sheets.
7. PRODUCT WARRANTY OBLIGATIONS
     Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Accrued product warranties as of June 30, 2005 and 2004 were as follows:

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	June 30, 2005	June 30, 2004
	(In thousands)
Balance, beginning of period	$7,183	$6,084
Additions to accrued product warranties	15,733	12,427
Reductions of accruals — payments and credits issued	(18,582)	(15,640)

Balance, end of period	$4,334	$2,871

8. SHORT–TERM DEBT
     Applica has a revolving credit facility with a syndicate of banks that provides for borrowings on a revolving basis of up to $175 million with a $10 million sublimit for letters of credit (the “credit facility”). The credit facility matures in November 2009. Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories.
     In June 2005, Applica amended its senior credit facility to provide a temporary increase in liquidity from July through November 2005. Pursuant to the amended facility, from July 1, 2005 through November 30, 2005, Applica is required to maintain minimum average monthly availability of $20 million and a daily availability block of $15 million. If Applica fails to maintain the minimum average monthly availability, then Applica must meet certain monthly EBITDA minimums.
     As of June 30, 2005, Applica was borrowing approximately $74.7 million under the facility and had approximately $31.2 million available for future cash borrowings. There were $1.5 million in letters of credit outstanding under the credit facility as of June 30, 2005.
     At Applica’s option, interest accrues on the loans made under the credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s Fixed Charge Coverage Ratio and set at 2.50% at June 30, 2005), which was 5.84% at June 30, 2005; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s Fixed Charge Coverage Ratio and was 0.50% at June 30, 2005), which was 6.75% at June 30, 2005.
     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based on Applica’s leverage ratio and was 0.50% at June 30, 2005), which was 6.75% at June 30, 2005.
     The credit facility contains a number of significant covenants that, among other things, restrict the ability of Applica to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. As of June 30, 2005, Applica was in compliance with all covenants under the credit facility.
     Although the credit facility expires in November 2009, Applica has classified the borrowings thereunder as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
9. BUSINESS SEGMENTS
     Applica currently manages its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. Segment information for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 were as follows:

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
	(In thousands)
Three Months Ended June 30, 2005:
Net sales	$106,913	$8,946	$10,763	$126,622
Intersegment sales	748	—	9,416	10,164
Operating loss	(7,446)	(287)	(6,454)	(14,187)
Depreciation and amortization	1,156	—	1,130	2,286

Three Months Ended June 30, 2004:
Net sales	$131,095	$14,820	$77,619	$223,534
Intersegment sales	—	—	68,857	68,857
Operating (loss) earnings	(2,735)	1,133	104	(1,498)
Depreciation and amortization	378	2	2,744	3,124

Six Months Ended June 30, 2005:
Net sales	$205,727	$23,615	$28,889	$258,231
Intersegment sales	1,782	—	27,542	29,324
Operating loss	(24,822)	(176)	(8,552)	(33,550)
Depreciation and amortization	1,512	1	2,584	4,097

Six Months Ended June 30, 2004:
Net sales	$238,002	$30,897	$130,588	$399,487
Intersegment sales	—	—	116,284	116,284
Operating (loss) earnings	(6,147)	2,376	(812)	(4,583)
Depreciation and amortization	735	5	5,219	5,959
     The following table sets forth the reconciliation to consolidated total assets as of:

	June 30,	December 31,
	2005	2004
	(In thousands)
Total assets:
Household products	$218,494	$257,285
Professional personal care products	21,683	37,965
Manufacturing	44,290	55,745

Total reportable segments	284,467	350,995
All other	16,426	24,942

Consolidated total assets	$300,893	$375,937

     The following table sets forth the reconciliation to consolidated amounts for net sales, operating loss and depreciation and amortization:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(In thousands)
Net Sales:
Total net sales for reportable segments	$126,622	$223,534	$258,231	$399,487
Eliminations of intersegment sales	(10,164)	(68,857)	(29,324)	(116,284)

Consolidated net sales	$116,458	$154,677	$228,907	$283,203

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(In thousands)
Operating loss:
Total operating loss from reportable segments	$(14,187)	$(1,498)	(33,550)	$(4,583)
Unallocated amounts:
Impairment of goodwill	—	(62,812)	—	(62,812)
Restructuring and other credits	—	—	—	563
Shared services and all other	(1,164)	(353)	(2,316)	(3,341)

Consolidated operating loss	$(15,351)	$(64,663)	$(35,866)	$(70,173)

Depreciation and amortization:
Total depreciation and amortization from reportable segments	$2,286	$3,124	$4,097	$5,959
Shared services and all other	1,975	1,179	3,670	2,439

Consolidated depreciation and amortization	$4,261	$4,303	$7,767	$8,398

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

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	As of June 30, 2005
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$2,260	$8,632	$—	$10,892
Accounts and other receivables, net	2,583	66,338	36,459	—	105,380
Receivables from affiliates	(60,441)	(26,708)	13,727	73,422	—
Inventories	—	94,948	27,415	—	122,363
Future income tax benefits	—	(606)	1,538	—	932
Other current assets	—	4,690	6,599	—	11,289

Total current assets	(57,858)	140,922	94,370	73,422	250,856
Investment in subsidiaries	263,914	104,988	29,232	(398,134)	—
Property, plant and equipment, net	—	18,615	14,556	—	33,171
Future income tax benefits, non current	—	6,859	4,766	—	11,625
Other assets	—	19,388	9,635	(23,782)	5,241

Total assets	$206,056	$290,772	$152,559	$(348,494)	$300,893

Accounts payable and accrued expenses	$—	$46,188	$43,911	$—	$90,099
Short-term debt	74,671	—	—	—	74,671
Current portion of long-term debt	—	—	—	—	—
Deferred rent	—	710	—	—	710
Current taxes payable	—	1,037	2,424	—	3,461

Total current liabilities	74,671	47,935	46,335	—	168,941
Long-term debt	60,750	72,100	12,480	(84,580)	60,750
Future income tax liabilities	—	4,007	(4,007)	—	—
Other long-term liabilities	—	566	1	—	567

Total liabilities	135,421	124,608	54,809	(84,580)	230,258
Shareholders’ equity	70,635	166,164	97,750	(263,914)	70,635

Total liabilities and shareholders’ equity	$206,056	$290,772	$152,559	$(348,494)	$300,893

	Three Months Ended June 30, 2005
Statement of Operations:
Net sales	$—	$83,043	$43,579	$(10,164)	$116,458
Cost of goods sold	—	62,593	41,070	(10,164)	93,499

Gross profit	—	20,450	2,509	—	22,959
Operating expenses	—	32,445	5,865	—	38,310

Operating loss	—	(11,995)	(3,356)	—	(15,351)
Other (income) expense, net	15	2,125	(14)	—	2,126

Loss before equity in net earnings of subsidiaries and income taxes	(15)	(14,120)	(3,342)	—	(17,477)
Equity in net earnings (loss) of subsidiaries	(18,485)	—	—	18,485	—
Income tax provision	—	46	978	—	1,024

Net loss	$(18,500)	$(14,166)	$(4,320)	$18,485	$(18,501)

	Six Months Ended June 30, 2005
Statement of Operations:
Net sales	$—	$173,109	$85,122	$(29,324)	$228,907
Cost of goods sold	—	135,619	80,925	(29,324)	187,220

Gross profit	—	37,490	4,197	—	41,687
Operating expenses	—	64,861	12,692	—	77,553

Operating loss	—	(27,371)	(8,495)	—	(35,866)
Other (income) expense, net	28	4,536	(271)	—	4,293

Loss before equity in net earnings of subsidiaries and income taxes	(28)	(31,907)	(8,224)	—	(40,159)
Equity in net earnings (loss) of subsidiaries	(41,429)	—	—	41,429	—
Income tax provision	—	782	516	—	1,298

Net loss	$(41,457)	$(32,689)	$(8,740)	$41,429	$(41,457)

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash Flow Information:
Net cash provided by (used in) operating activities	$(38,779)	$(8,264)	$22,351	$41,153	$16,461
Net cash provided by (used in) investing activities	54,187	(35,913)	(21,777)	4,844	1,341
Net cash provided by (used in) financing activities	(16,006)	44,274	(242)	(45,997)	(17,971)
Effect of exchange rate changes on cash	598	—	—	—	598
Cash at beginning of period	—	2,163	8,300	—	10,463
Cash at end of period	$—	$2,260	$8,632	$—	$10,892

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	As of December 31, 2004
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$2,163	$8,300	$—	$10,463
Accounts and other receivables, net	4,195	112,380	43,861	—	160,436
Note receivable — officers and former officer	2,569	—	—	—	2,569
Receivables from affiliates	(153,140)	(61,081)	(9,008)	223,229	—
Inventories	—	96,565	34,938	—	131,503
Future income tax benefits	—	1,190	(1,157)	—	33
Other current assets	—	5,303	9,038	—	14,341

Total current assets	(146,376)	156,520	85,972	223,229	319,345
Investment in subsidiaries	408,231	104,988	29,232	(542,451)	—
Property, plant and equipment, net	—	20,029	18,298	—	38,327
Long-term future income tax benefits	—	6,793	4,419	—	11,212
Other assets	2,010	21,413	9,385	(25,755)	7,053

Total assets	$263,865	$309,743	$147,306	$(344,977)	$375,937

Accounts payable and accrued expenses	$—	$75,025	$28,848	$—	$103,873
Short-term debt	88,541	—	914	—	89,455
Current portion of long-term debt	3,000	—	—	—	3,000
Deferred rent	—	680	—	—	680
Current taxes payable	—	2,817	3,130	—	5,947

Total current liabilities	91,541	78,522	32,892	—	202,955
Long-term debt	61,008	(75,734)	12,480	63,254	61,008
Future income tax liabilities	—	3,884	(3,884)	—	—
Other long-term liabilities	346	658	—	—	1,004

Total liabilities	152,895	7,330	41,488	63,254	264,967
Shareholders’ equity	110,970	302,413	105,818	(408,231)	110,970

Total liabilities and shareholders’ equity	$263,865	$309,743	$147,306	$(344,977)	$375,937

	Three Months Ended June 30, 2004
Statement of Operations:
Net sales	$—	$118,157	$105,377	$(68,857)	$154,677
Cost of sales	—	82,270	97,092	(68,857)	110,505

Gross profit	—	35,887	8,285	—	44,172
Operating expenses	—	40,068	5,955	—	46,023
Impairment of goodwill	4,414	58,398	—	—	62,812

Operating earnings (loss)	(4,414)	(62,579)	2,330	—	(64,663)
Other (income) expense, net	3	2,168	(570)	—	1,601

Earnings (loss) before equity in net earnings and income taxes	(4,417)	(64,747)	2,900	—	(66,264)
Equity in net earnings (loss) of subsidiaries	(119,401)	—	—	119,401	—
Income tax provision	—	56,737	817	—	57,554

Net earnings (loss)	$(123,818)	$(121,484)	$2,083	$119,401	$(123,818)

	Six Months Ended June 30, 2004
Statement of Operations:
Net sales	$—	$218,717	$180,770	$(116,284)	$283,203
Cost of sales	—	154,771	167,040	(116,284)	205,527

Gross profit	—	63,946	13,730	—	77,676
Operating expenses	—	74,616	10,984	—	85,600
Restructuring and other credits	—	(563)	—	—	(563)
Impairment of goodwill	4,414	58,398	—	—	62,812

Operating earnings (loss)	(4,414)	(68,505)	2,746	—	(70,173)
Other (income) expense, net	7	4,241	(879)	—	3,369
Loss on early extinguishment of debt	—	187	—	—	187

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Earnings (loss) before equity in net earnings and income taxes	(4,421)	(72,933)	3,625	—	(73,729)
Equity in net earnings (loss) of subsidiaries	(123,876)	—	—	123,876	—
Income tax provision	—	53,431	1,137	—	54,568

Net earnings (loss)	$(128,297)	$(126,364)	$2,488	$123,876	$(128,297)

Cash Flow Information:
Net cash provided by (used in) operating activities	$(146,782)	$(46,660)	$46,818	$135,924	$(10,700)
Net cash provided by (used in) investing activities	89,486	47,049	(47,397)	(96,175)	(7,037)
Net cash provided by (used in) financing activities	55,911	(706)	(6,846)	(39,749)	8,610
Effect of exchange rate changes on cash	1,385	—	—	—	1,385
Cash at beginning of period	—	1,124	11,611	—	12,735
Cash at end of period	$—	$807	$4,186	$—	$4,993

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.
     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month and six-month periods ended June 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     We have been focused on making changes to combat the margin pressures resulting from the combination of the inflation of raw materials prices and the deflationary pressures from the retail environment. Steps we have taken in the past include:
•	the downsizing and ultimate sale of our Hong Kong-based manufacturing operations;

•	the downsizing of our manufacturing operations in Mexico; and

•	the establishment of strategic sourcing partners and joint product development relationships.
     We also continue to focus on innovative products with proprietary technologies, design and relatively higher margins. We also continuously evaluate ways to improve the products in our core business by adding features or changing the designs to appeal to consumers. As part of our focus on new products introductions and brand development, we search for other growth opportunities within and beyond our existing businesses. We believe that the markets and industry in which we compete may provide growth opportunities through strategic acquisitions or mergers. We review these prospects for strategic transactions as they become available.
     We are experiencing an improving product mix as the result of our product and customer profitability review, which was initiated in late 2004. Through this process, management identifies products sold to customers that do not meet Applica’s product profitability threshold. Once those products are identified, management requests either (a) a price increase from the applicable customer or (b) cost reductions from the applicable supplier. If the combination of price increases and cost reductions does not increase the product’s profitability to meet the threshold, Applica will generally not offer such product to the customer. However, management may make exceptions under certain limited circumstances. As expected, the initiative has and will continue to significantly reduce the number of products we offer. As a result, we expect our sales volume to continue to decrease in the second half of 2005 compared to the same period in 2004.

Closing of Mexican Manufacturing Facility
     In recent years, we have been rationalizing our Mexican manufacturing operations. In 2004 and the first quarter of 2005, we shifted a significant amount of production from Mexico to third parties in China and began to reduce our Mexican manufacturing capacity to reflect only the volume needed for the Mexican marketplace. In July 2005, the decision was made to close our manufacturing operations in Mexico in the fourth quarter of 2005. The decision resulted primarily from competitive pressures from Chinese manufacturers. Manufacturers in China are now able to provide good quality and well-designed products at a cost that is lower than our cost to produce a similar product in Mexico.
     Once the Mexican facility is closed, we will outsource the manufacturing of all of our products to suppliers located primarily in the Far East. This will allow us to concentrate our efforts on marketing, distribution and sourcing of our products. We expect to see the benefits of this decision in 2006 as we continue to work with our suppliers to obtain the lowest possible product cost for our customers, without compromising quality, while obtaining reasonable gross margins for us. Until the closing, the Mexican manufacturing operations will continue to produce the volume needed for the Mexican marketplace.
     In connection with the decision to close the Mexican manufacturing facility, we recorded $4.2 million in restructuring charges for the three months ended June 30, 2005. These charges consisted of the write-off of $3.3 million of raw materials inventory that will no longer be used in production, $0.6 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process and $0.3 million in severance charge. Additionally, we expect to incur additional restructuring expenses of approximately $5.6 million in the second half of 2005, consisting of approximately $2.6 million in accelerated depreciation of machinery and equipment used in the production process and cash severance of approximately $3.0 million.
     All restructuring charges relate to the Manufacturing reportable segment.
     We expect to auction all the machinery and equipment that was used in the production process in Mexico in late 2005 or early 2006 and expect to realize net cash proceeds of approximately $3.0 million. We also plan to sell the land and building housing our factory in Mexico in late 2005 or in early 2006 and expect to realize a gain on the sale.
Fluctuation of Chinese Currency
     Since 1994, China has pegged the renminbi (also called the yuan) at an exchange rate of 8.28 to the dollar. U.S. groups have argued that the peg makes China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. In July 2005, China ended its peg to the dollar and let the renminbi fluctuate versus a basket of currencies. Immediately, the new renminbi rate revalued the currency by 2.1% to 8.11 to the dollar. Because a substantial number of our products are imported from China, the floating currency could result in significant fluctuations in our product costs and could have a material effect on our business.
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
     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2004, in evaluating us and our business before making an investment decision regarding our securities:

•	We purchase a large number of products from one supplier. Transition issues and production-related risks with this supplier could jeopardize our ability to realize anticipated sales and profits.

•	We depend on third party suppliers for the manufacturing of most of our products which subjects us to additional risks.

•	Increases in costs of raw materials, such as plastics, steel, aluminum and copper, could result in increases in the costs of our products, which will reduce our profitability.

•	Our debt agreements contain covenants that restrict our ability to take certain actions. We could face liquidity and working capital constraints should we violate any of these covenants.

•	Our business could be adversely affected by changes in trade relations with China.

•	We depend on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our business.

•	Our business could be adversely affected by currency fluctuations in our international operations, particularly with the decision of the Chinese government to de-peg the value of the renminbi to the U.S. dollar.

•	Our business could be adversely affected by retailer inventory management.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.

•	Our business can be adversely affected by lower-than-anticipated customer or consumer demand for the products we develop and introduce in the marketplace.

•	Our business is very sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect our business.

•	We compete with other large companies, as well as certain of our customers, that produce similar products.

•	Our business involves the potential for product recalls and product liability claims against us.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry could adversely affect our business.

•	If we are unable to renew the Black & Decker® trademark license agreement, our business could be adversely affected.

•	The infringement or loss of our proprietary rights could have an adverse effect on our business.

•	Our operating results are affected by seasonality.

•	Our business can be adversely affected by the loss of key personnel.

•	Our business can be adversely affected by newly acquired businesses or product lines.

•	Our ability to generate accurate financial information on a timely basis could be adversely affected by unforeseen complications resulting from our newly implemented ERP system.

•	Government regulations could adversely impact our operations.

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
Outlook
     In April 2005, we announced that Applica will no longer provide any quarterly or annual financial guidance. Further, we will not update our outlook for full year earnings per share expectations for 2005 as the year progresses. We will continue to provide investors with our perspective on trends in our industry and operations, our strategic initiatives and those factors critical to understanding our business and operating environment.
Results of Operations
Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004
     Net Sales. Consolidated net sales decreased by $38.2 million to $116.5 million, a decrease of 24.7% from the second quarter of 2004.
     Sales for the Household Product segment, net of intersegment sales, decreased $24.9 million to $106.2 million. For the quarter ended June 30, 2005:
•	sales of Black & Decker® branded products decreased by $27.3 million to $91.7 million; and

•	sales of Littermaid® branded products decreased $1.3 million to $7.0 million.
     The decrease in Black & Decker® sales in the second quarter of 2005 compared to the same period in 2004 was primarily attributable to lower sales of the Home Cafe single cup coffee makers, inventory management by significant customers, and the elimination of certain products identified in our product and customer reviews. We expect that sales of Black & Decker® branded products for the second half of 2005 will continue to decrease, primarily as the result of the elimination of sales of certain products identified in our product and customer review. Additionally, sales of certain products, primarily coffee makers, will be lower in the second half of 2005 as we implement corrective actions to address the high return rates we have experienced in the first half of 2005.
     Sales for the Professional Personal Care segment decreased by $5.9 million to $8.9 million for the second quarter of 2005. This decrease was partially the result of the sale of the Jerdon hotel and hospitality business in October 2004. Sales of products by the Jerdon division totaled $1.9 million in the second quarter of 2004. The remaining decrease was attributable to lower sales of the Belson® branded products. We expect sales in the Professional Personal Care segment to be lower in 2005 compared to 2004 primarily as the result of the sale of the Jerdon hotel and hospitality business.
     Sales for the Manufacturing segment decreased $66.9 million to $10.8 million. During the period, intersegment sales for the Manufacturing segment decreased $59.4 million to $9.4 million. Contract manufacturing sales decreased $7.4 million to $1.4 million. These decreases were primarily the result of the sale of our Hong Kong-based manufacturing operations in July 2004. We expect sales for the Manufacturing segment to be lower in 2005 compared to 2004 as the result of the sale of our Hong-Kong-based manufacturing operation and the downsizing and ultimate closing of our manufacturing operations in Mexico.
     Gross Profit. Applica’s gross profit margin decreased to 19.7% for the three months ended June 30, 2005 as compared to 28.6% for the same period in 2004. The gross profit margin decrease was primarily attributed to:
•	inventory write-downs of $3.4 million related to an adjustment to the net realizable value of the Home Cafe™ single cup coffee maker and the Tide™ Buzz™ ultrasonic stain remover;

•	raw materials inventory write off of $3.3 million, accelerated depreciation of $0.6 million of machinery and equipment used in the manufacturing process and $0.3 million in severance charges related to our decision to close our Mexican manufacturing operations;
•	higher unabsorbed overhead and inefficiencies of $2.7 million at our Mexican manufacturing operations as the result of reduced production associated with our downsizing activities during 2004 and the first half of 2005; and
•	higher product warranty returns and related expenses of $1.2 million.
     Sales of the first generation Home Café™ and Tide™ Buzz™ were lower than we had anticipated. The size of the Tide™ Buzz™ product, the relative complexity of use and price were the main reasons given by consumers for not purchasing the product. Based on this information, we decided to close out the first generation of the Tide™ Buzz™ in the first quarter of 2005 and took steps to accelerate the introduction of the next generation. In the second quarter of 2005, our alliance partner introduced a product that performs relatively the same function as the next generation of the Tide™ Buzz™ was intended to perform at a price point that made it impractical for us to continue with the development of the next generation of the product.
     Our Home Café™ sales plan for 2005 was highly dependent on promotional campaigns by our alliance partner, which did not fully materialize. This resulted in lower-than-anticipated consumer demand for the Home Café™ coffee maker, which resulted in excess inventory. As a result, in the first quarter of 2005, we wrote down the inventory to its net realizable value based on facts and circumstances existing at the time. In the second quarter, we revised the net realizable value of the Home Café inventory primarily based on a lower-than-anticipated selling price.
     We have experienced an increase in our warranty returns and related expenses. We believe that we have taken appropriate measures to combat these trends in a timely and effective manner. These measures include the contracting of an independent third party quality consultant to oversee the production process at our major suppliers in China and our manufacturing facility in Mexico.
     We expect unabsorbed overhead and inefficiencies to continue at our Mexican manufacturing operations for the remainder of 2005. We also anticipate additional severance and asset write-downs totaling $5.6 million in 2005 as we close such manufacturing operations.
     The decreases in gross profit margins were partially offset by improved product mix primarily as a result of the elimination of certain products identified in our product and customer review. We expect our gross profit margins will benefit from improvements in product mix for the remainder of 2005.
     Selling, General and Administrative Expenses.
          Operating Expenses. Operating expenses decreased by $7.7 million, or 16.8%, to $38.3 million for the three months ended June 30, 2005 compared to the same period in 2004. As a percentage of sales, operating expenses increased to 32.9% in the second quarter of 2005 compared to 29.8% in the 2004 period primarily as the result of lower sales in the second quarter of 2005 compared to the same period in 2004. The decrease in operating expenses was primarily attributed to:
•	decreases in advertising and promotions of $5.3 million;
•	decreases in freight and distribution expense of $2.6 million due to lower sales volume; and
•	decreases in royalties and sales-related expense of $2.1 million due to lower sales volume.
     These decreases were offset by increases in consulting fees of $1.1 million, primarily related to the post- implementation of our ERP system, and increases in depreciation and amortization of $1.3 million, primarily related to the write-off of the Tide™ Buzz™ license and depreciation of the ERP system.
          Impairment of Goodwill. In the second quarter of 2004, we performed our annual fair value assessment of goodwill, with the assistance of an independent third party valuation group, and determined that the implied value of Applica’s goodwill was zero, resulting in a non-cash adjustment in the carrying value of goodwill of $62.8 million. The impairment charge was included as a component of selling, general and administrative expenses in the consolidated statement of operations for the second quarter of 2004.
     Interest Expense. Interest expense increased by $0.4 million, or 17.7%, to $2.6 million for the three months ended June 30, 2005, as compared to $2.2 million for the second quarter of 2004, as the result of higher interest rates and higher average debt levels. We expect interest rates to continue to increase for the remainder of 2005.
     Taxes. Applica’s tax provision is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the second quarter of 2005, Applica had an effective tax rate of 24% before considering an additional valuation allowance on deferred tax assets. The effective tax rate for the second quarter of 2004 was 40% before considering the impact on impairment of goodwill, providing for previously untaxed foreign earnings, and the additional valuation allowance on deferred tax assets.
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
     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at June 30, 2005, Applica concluded that it was appropriate to record an additional net valuation allowance of $4.9 million in the second quarter of 2005, primarily related to the loss in its U.S. operations. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $12.6 million as of June 30, 2005, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other foreign operations.
     The increase in the valuation allowance in the second quarter of 2005 primarily results from losses in the U.S. operations that resulted in a tax benefit of $3.2 million. We expect to continue to maintain a valuation allowance on future tax benefits in the U.S. until an appropriate level of profitability is reached or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realized.
     No tax provision was made for the undistributed earnings of the foreign subsidiaries that Applica expects will be permanently reinvested in its operations outside the United States.
     Earnings Per Share. Weighted average basic shares for the three-month periods ended June 30, 2005 and 2004 were 24,139,188 and 24,019,174, respectively. All common stock equivalents were excluded from the diluted per share calculations in the three-month periods ended June 30, 2005 and 2004 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the three- month periods ended June 30, 2005 and 2004 were options to purchase 2,593,596 and 2,182,782 shares of common stock, respectively, with exercise prices ranging from $3.63 to $31.69.
Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004
     Net Sales. Consolidated net sales decreased by $54.3 million to $228.9 million, a decrease of 19.2% from the second quarter of 2004.
     Sales for the Household Product segment, net of intersegment sales, decreased $34.1 million to $203.9 million. For the first half of 2005:
•	sales of Black & Decker® branded products decreased by $29.0 million to $174.0 million; and
•	sales of other branded products decreased by $9.6 million to $11.6 million.

     These decreases were partially offset by increases in sales of Littermaid® branded products of $3.7 million to $18.3 million.
     The decrease in Black & Decker® sales in the first half of 2005 compared to the same period in 2004 was primarily attributable to lower sales of the Home Cafe™ single cup coffee makers, inventory management by significant customers and elimination of certain products identified in our product and customer reviews. We expect that sales of Black & Decker® branded products for the second half of 2005 will continue to decrease, primarily as the result of the elimination of sales of certain products identified in our product and customer review. Additionally, sales of certain products, primarily coffee makers, will be lower in the second half of 2005 as we implement corrective actions to address the high return rates we have experienced in the first half of 2005.
     Sales for the Professional Personal Care segment decreased by $7.3 million to $23.6 million for the second half of 2005. This decrease was partially the result of the sale of the Jerdon hotel and hospitality business in October 2004. Sales of products by the Jerdon division totaled $4.9 million in the first half of 2004. The remaining decrease was attributable to lower sales of the Belson® branded products. We expect sales in the Professional Personal Care segment to be lower in 2005 compared to 2004 primarily as the result of the sale of the Jerdon hotel and hospitality business.
     Sales for the Manufacturing segment decreased $101.7 million to $28.9 million. During the period, intersegment sales for the Manufacturing segment decreased $88.7 million to $27.5 million. Contract manufacturing sales decreased $13.0 million to $1.3 million. These decreases were primarily the result of the sale of our Hong Kong-based manufacturing operations in July 2004. We expect sales for the Manufacturing segment to be lower in 2005 compared to 2004 as the result of the sale of our Hong-Kong-based manufacturing operation and the downsizing and ultimate closing of our manufacturing operations in Mexico.
     Gross Profit. Applica’s gross profit margin decreased to 18.2% for the six months ended June 30, 2005 as compared to 27.4% for the same period in 2004. The gross profit margin decrease was primarily attributed to:
•	inventory write-downs of $12.8 million related to adjustment to net realizable value of the Home Cafe™ single cup coffee maker and the Tide™ Buzz™ ultrasonic stain remover;

•	higher product warranty returns and related expenses of $4.5 million;

•	raw materials inventory write off of $3.3 million, accelerated depreciation of $1.2 million and severance charges of $0.6 million related to the recent downsizing and our decision to close our Mexican manufacturing operations; and

•	higher unabsorbed overhead and inefficiencies of $4.2 million at our Mexican manufacturing operations as the result of reduced production associated with our downsizing and closing activities during 2004 and the first half of 2005.
     Sales of the first generation Home Café™ and Tide™ Buzz™ were lower than we had anticipated. The size of the Tide™ Buzz™ product, the relative complexity of use and price were the main reasons given by consumers for not purchasing the product. Based on this information, we decided to close out the first generation of the Tide™ Buzz™ in the first quarter of 2005 and took steps to accelerate the introduction of the next generation. In the second quarter of 2005, our alliance partner introduced a product that performs relatively the same function as the next generation of the Tide™ Buzz™ was intended to perform at a price point that made it impractical for us to continue with the development of the next generation.
     Our Home Café™ sales plan for 2005 was based on promotional campaigns by our alliance partner that did not fully materialize. This resulted in lower-than-anticipated consumer demand for the Home Café™ coffee maker, which resulted in excess inventory. As a result, in the first quarter of 2005, we wrote down the inventory to its net realizable value based on facts and circumstances existing at the time. In the second quarter, we revised the net realizable value of the Home Café™ inventory primarily based on a lower than anticipated selling price.
     We have recently experienced an increase in our warranty returns and related expenses. We believe that we have taken appropriate measures to combat these trends in a timely and effective manner. These measures include the contracting of an independent third party quality consultant to oversee the production process at our major suppliers in China and our manufacturing facility in Mexico.
     We expect unabsorbed overhead and inefficiencies to continue at our Mexican manufacturing operations for the remainder of 2005. We also anticipate additional severance and asset write-downs totaling $5.6 million in 2005 as we close our manufacturing operations in Mexico.
     The decreases in gross profit margins were partially offset by improved product mix primarily as a result of increased sales of Littermaid® branded products and the elimination of certain products identified in our product and customer review. We expect our gross profit margins to continue to benefit from improvements in the product mix for the remainder of 2005.
     Selling, General and Administrative Expenses.
          Operating Expenses. Operating expenses decreased $8.0 million, or 9.4%, for the first half of 2005 to $77.6 million compared to the first half of 2004. These expenses increased as a percentage of sales to 33.9% in 2005 from 30.2% in the 2004 period primarily as the result of:
•	decreases in advertising and promotions of $6.3 million;

•	decreases in royalties and sales related of $2.1 million due to lower sales volume; and

•	decreases in freight and distribution expense of $1.3 million due to lower sales volume.
     These decreases were offset by increases in depreciation and amortization of $1.3 million, due primarily to the write-off of the Tide™ Buzz™ license and depreciation of the ERP system.
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
     Interest Expense. Interest expense increased by $0.7 million, or 16.6%, to $5.1 million for the first half of 2005, as compared to $4.4 million for the first half of 2004, as the result of higher interest rates and higher average debt levels. We expect interest rates to continue to increase for the remainder of 2005.
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
     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the first half of 2005, Applica applied an effective tax rate of 26% on its losses from operations before additional valuation allowances. The effective tax rate for the first half of 2004 was 40% before considering the impact on impairment of goodwill, providing for previously untaxed foreign earnings, and the additional valuation allowance on deferred tax assets.
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
     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at June 30, 2005, Applica concluded that it was appropriate to record valuation allowances of $11.4 million for the second half of 2005. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $12.6 million as of June 30, 2005, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other countries.
     The increase in the valuation allowance in the first half of 2005 primarily results from losses in the U.S. operations that resulted in a tax benefit of $9.4 million. We expect to continue to maintain a valuation allowance on future tax benefits, primarily in the U.S. until an appropriate level of profitability is reached or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realized.
     No tax provision is made for the undistributed earnings of the foreign subsidiaries that Applica expects will be permanently reinvested in its operations outside the United States.
     Earnings Per Share. Weighted average basic shares for the first half of 2005 and 2004 were 24,137,874 and 23,868,715, respectively. All common stock equivalents have been excluded from the diluted per share calculations in the six-month period ended June 30, 2005 and 2004 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the six-month period ended June 30, 2005 and 2004 were options to purchase 2,588,204 and 2,180,095 shares of common stock, respectively, with exercise prices ranging from $3.63 to $31.69.

Liquidity and Capital Resources
Liquidity
     We expect to continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to fund operating expenses. In order to meet our cash requirements, we intend to use our existing cash, internally generated funds, and borrowings under our domestic credit line. Based on our current internal estimates, we believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months. However, should the assumptions underlying our estimates prove incorrect, our liquidity may be negatively impacted. Additionally, our ability to borrow under our domestic line is dependent upon Applica maintaining a minimum average monthly availability of $20 million. Factors impacting our ability to maintain that availability include our ability to:
•	generate net earnings;

•	manage inventory levels effectively;

•	maintain or improve accounts receivables days sales outstanding; and

•	maintain or improve terms with our suppliers.
If we are unable to maintain the minimum availability or fail to obtain bank consent to waive such requirements, our liquidity will be negatively affected. We believe that we will be able to maintain such requirements or obtain bank consent to waive or amend such requirements. If necessary, we believe we will have access to other financing sources to provide the necessary liquidity to finance our short-term cash requirements, such as refinancing our existing domestic line, second-lien financing, or other similar capital markets financing. However, we may not be able to effect any needed refinancing on commercially reasonable terms.
     Operating Activities. For the six months ended June 30, 2005, Applica’s operations generated cash of $16.5 million, compared with the use of cash of $10.7 million for the six months ended June 30, 2004. The increase in operating cash flows from the prior period was principally attributable to the decision to build additional inventory in the second quarter of 2004 at our Hong Kong based manufacturing operations in anticipation of the sale of the operations. The Hong Kong based manufacturing operations was sold in July 2004.
     As part of our capital management, we review certain working capital metrics. For example, we evaluate our accounts receivable and inventory levels through the computation of days sales outstanding and days in inventory ratio. The number of days sales outstanding at June 30, 2005 increased slightly from the number of days sales outstanding at June 30, 2004. Average days in inventory at June 30, 2005 decreased slightly in comparison to the same period in 2004.
     We expect to pay approximately $3.0 million in net severance and other benefits to employees at our Mexican manufacturing facility during 2005 as we close our Mexican manufacturing operations.
     Our results of operations for the periods discussed were negatively impacted by inflation pressures. During 2005, we have not been significantly affected by foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against foreign currencies could result in certain suppliers increasing the United States dollar prices for future product purchases. In addition, Applica uses foreign exchange contracts, which usually mature within one year, to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases by our foreign commercial subsidiaries in Canada and Latin America.
     Investing Activities. For the six months ended June 30, 2005, investing activities generated cash of $1.3 million compared to $7.0 million of cash used in the six months ended June 30, 2004. The increase in cash flows from investing activities was primarily a result of lower capital expenditures associated with the implementation of a new ERP system, which was completed in March 2005, and lower capital expenditures for tooling and equipment due to the sale in July 2004 of our Hong Kong based manufacturing operations and continued downsizing of our Mexican manufacturing operations.

     Applica makes capital expenditures primarily for new product development and maintenance of its manufacturing facility and improvements in technology. Capital expenditures for the first half of 2005 were $1.8 million and primarily related to the implementation of a new ERP system, which went into production in April 2005. Capital expenditures for 2005 are expected to be approximately $7.0 million and are allocated as follows:
•	$3.0 million for new products;

•	$3.2 million for information technology (including $1.2 million for the ERP implementation, $1.1 million for information technology upgrades and $0.9 for the installation of radio frequency identification (RFID) capabilities in our warehouses); and

•	$0.8 million for other improvements.
     Applica plans to fund such capital expenditure with cash flow from operations and, if necessary, borrowings under its credit facility.
     Financing Activities. Net cash used in financing activities was $18.0 million in the six months ended June 30, 2005, compared to cash provided of $8.6 million in the six months ended June 30, 2004. The cash generated by operating activities was used to make payments under our lines of credit.
Capital Resources
     Applica’s primary sources of short-term capital are its cash flow from operations and borrowings under its credit facilities. Applica’s domestic credit facility is a $175 million asset-based senior secured revolving credit facility maturing in November 2009. Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories.
     As of June 30, 2005, Applica was borrowing approximately $74.7 million under the facility and had approximately $31.2 million available for future cash borrowings. During the first half of 2005, pursuant to the terms of the facility, Applica was required to maintain a minimum average monthly availability of $30 million and a daily availability block of $20 million. During the first half of 2005, Applica was in compliance with all of its covenants under the credit facility.
     In June 2005, Applica amended its senior credit facility to provide a temporary increase in liquidity from July through November 2005. Pursuant to the amended facility, from July 1, 2005 through November 30, 2005, Applica is required to maintain a minimum average monthly availability of $20 million and has a daily availability block of $15 million. If Applica fails to maintain the minimum average monthly availability, it Applica must meet certain monthly EBITDA minimums. Beginning on December 1, 2005 and through the remaining term of the credit facility, Applica will be required to maintain minimum average monthly availability of $28 million and a daily availability block of $20 million.
     As of July 26, 2005, Applica was borrowing approximately $75.3 million under the facility and had approximately $33.6 million available for future cash borrowings.
     At Applica’s option, interest accrues on the loans made under the credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s Fixed Charge Coverage Ratio and set at 2.50% at June 30, 2005), which was 5.84% at June 30, 2005 and 5.98% at July 26, 2005; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s Fixed Charge Coverage Ratio and was 0.50 % at June 30, 2005 and 0.50% at July 26, 2005), which was 6.75% at June 30, 2005 and 6.75% at July 26, 2005.
     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based on Applica’s leverage ratio and was 0.50% at June 30, 2005 and 0.50% July 26, 2005), which was 6.75% at June 30, 2005 and 6.75% at July 26, 2005.

     Management expects its borrowing margins to remain at 2.50%, and 0.50%, for LIBOR, and Base Rate, borrowings for the remainder of 2005, respectfully.
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
     Applica also has senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and maturing on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, at various redemption prices. During 2003 and 2004, Applica repurchased $69.25 million of 10% notes. As of June 30, 2005, the outstanding principal balance was $60.75 million.
     At December 31, 2004, Applica terminated its credit insurance agreement with CIT Group/Commercial Services and entered into a comprehensive credit insurance agreement with Great American Insurance Company (GAIC). The agreement allows Applica to transfer to GAIC, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Under the agreement with GAIC, Applica remains the servicer of the approved receivables and pays a flat annual fee. These arrangements are strictly for the purpose of insuring selected receivables. At June 30, 2005 and 2004, $12.0 million and $11.5 million, respectively, of accounts receivable were insured.
     At June 30, 2005, debt as a percent of total capitalization was 65.7%, as compared to 56.3% at June 30, 2004.
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
     This assessment requires significant judgment. If the financial condition of Applica’s customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at June 30, 2005 and would result in a charge to income in the applicable period. Conversely, if the financial condition of Applica’s customers were to improve or its judgment regarding their financial condition was to change positively, a reduction in the allowances may be required, which would result in an increase in income in the applicable period.
     Inventory. Applica values inventory at the lower of cost or market, using the first-in, first-out (FIFO) method, and regularly reviews the book value of discontinued product lines and individual products to determine if these items are properly valued. If market value is less than cost, Applica writes down the related inventory to the estimated net realizable value. Applica regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the saleability of product inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on Applica’s result of operations and the valuation of its inventory, resulting in a charge to income in the applicable period.
     Product Liability Claims and Litigation. Applica is subject to lawsuits and other claims related to product liability and other matters that are being defended and handled in the ordinary course of business. Applica maintains accruals for such costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate. With respect to product liability claims, Applica estimates the amount of ultimate liability in excess of applicable insurance coverage based on historical claims experience and current claim estimates, as well as other available facts and circumstances. In addition, we have accrued for certain potential product liability claims to the extent we can formulate a reasonable estimate of their costs.
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
     Other Estimates. During the years, Applica has made significant estimates in connection with specific events affecting its expectations. These have included accruals relating to the consolidation of its operations, plant closings, reduction in employees and product recalls. Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Historically, past changes to these estimates have not had a material impact on Applica’s financial condition; however, certain changes have significantly affected operations from time to time. Additionally, circumstances could change which may alter future expectations.
Other Matters
     Recent Accounting Pronouncements . See Note 1 to the Consolidated Financial Statements included in this Form 10-Q for information related to recent accounting pronouncements.
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
     As of June 30, 2005, there were no outstanding interest rate management contracts. For the period ending June 30, 2005, Applica discontinued an interest rate swap. The unwinding of the interest rate swap during the quarter ended June 30, 2005 was not material. Applica intends to initiate interest rate risk management contracts in the second half of the fiscal year if necessary pursuant to its policy.
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
     Applica enters into various foreign currency hedging contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets and liabilities, commitments and forecasted foreign currency revenues. Applica uses option strategies and forward contracts that provide for the sale of foreign currencies to hedge forecasted revenues and expenses. Applica also uses forward contracts to hedge foreign currency assets and liabilities. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged historically have been the Mexican peso and Canadian dollar.
     It is Applica’s policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as set forth above. Applica does not enter into foreign currency transactions for speculative purposes. There were no hedging contracts outstanding on June 30, 2005. In July 2005, Applica entered into foreign currency transactions totaling $4.4 million notional principal amount to purchase and/or sell foreign currency forward option contracts. The fair market value of these contracts is currently immaterial.
Additional Information
     For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Applica’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Applica has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Applica’s CEO and CFO have concluded that, as of June 30, 2005, Applica’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Applica in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by Applica in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
     Changes in Internal Controls . During the second quarter of 2005, Applica converted to a new enterprise resource planning (ERP) system and committed substantial internal and external resources to revise and document processes and related internal controls. We believe that this new system will promote greater uniformity and consistency of transaction processing across all aspects of our operations. The conversion to the new ERP system focused heavily on revising our formal understanding of Applica’s system of internal control over financial reporting with the objective of sustaining the formalized requirements of Section 404 of the Sarbanes-Oxley Act.
     The conversion to the new ERP system is still very recent. Due to the complexities of implementing a new ERP system, we expect to continue to experience a period of significant change and fine-tuning for several months. While nothing has come to our attention that would lead us to believe that we may experience errors or mis-statements of financial results during this time, we recognize that this continues to be a challenging transition for Applica and will require close monitoring to keep our documentation of internal controls current. We believe we have the process and appropriate management in place to effectively manage this transition.
     Other than as described above, since the evaluation date by management of our internal controls over financial reporting, there have not been any changes in Applica’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Applica’s internal controls over financial reporting.
     Limitations on the Effectiveness of Controls Applica’s management, including the CEO and CFO, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Despite these limitations, Applica’s CEO and CFO have concluded that our disclosure controls and procedures (1) are designed to provide reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.

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
     As a manufacturer and distributor of consumer products, Applica is also subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. We receive inquiries from the CPSC in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material effect on Applica’s business, financial condition, results of operations or liquidity. However, under certain circumstances, the CPSC could require us to repurchase or recall one or more of our products.
Item 4. Submission of Matters to a Vote of Security Holders
     At Applica’s Annual Meeting of Shareholders held on May 10, 2005, the shareholders voted to elect Ware H. Grove, Jerald I. Rosen and Harry D. Schulman as Class III Directors. Continuing members of the Board of Directors of Applica include Susan J. Ganz, Leonard Glazer, J. Maurice Hopkins, Thomas J. Kane, Felix S. Sabates and Paul K. Sugrue. The shareholders also ratified the reappointment of Grant Thornton LLP as Applica’s independent accountants for the year ended December 31, 2005.
     The number of votes cast for or against with respect to each of the nominees for director was as follows:

Nominee	For	Against
Ware H. Grove	21,775,523	399,267
Jerald I. Rosen	20,500,165	1,674,625
Harry D. Schulman	21,743,943	430,847
     The number of votes cast for or against or abstained from voting with respect to the reappointment of Grant Thornton LLP was as follows:

For	Against	Abstain
21,738,967	386,058	49,765
Item 6. Exhibits.
(a)	Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED
(Registrant)
August 1, 2005
	By:	/s/ Harry D. Schulman

Harry D. Schulman
President and Chief Executive Officer

August 1, 2005	By:	/s/ Terry L. Polistina

Terry L. Polistina
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)