Form 10-Q
period 2005-09-30
APPLICA INC
filed 2005-11-09
CIK 217084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of shares outstanding on November 4, 2005

Common Stock, $0.10 par value	24,163,812

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Applica Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30,
	2005	December 31,
	(Unaudited)	2004
Assets

Current Assets:
Cash and cash equivalents	$5,384	$10,463
Accounts and other receivables, less allowances of $9,427 in 2005 and $11,711 in 2004	119,584	160,436
Notes receivable — former officer	—	2,569
Inventories	141,163	131,503
Prepaid expenses and other	11,995	12,309
Refundable income taxes	3,105	2,032
Future income tax benefits	1,281	33

Total current assets	282,512	319,345
Property, Plant and Equipment — at cost, less accumulated depreciation of $73,474 in 2005 and $73,171 in 2004	24,351	38,327
Future Income Tax Benefits, Non-Current	8,332	11,212
Intangibles, Net	2,218	4,493
Other Assets	2,431	2,560

Total Assets	$319,844	$375,937

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$55,088	$41,827
Accrued expenses	47,344	62,046
Short-term debt	89,362	89,455
Current portion of long-term debt	—	3,000
Current taxes payable	2,854	5,947
Deferred rent	743	680

Total current liabilities	195,391	202,955
Other Long-Term Liabilities	587	1,004
Long-Term Debt	60,750	61,008
Shareholders’ Equity:
Common stock — authorized: 75,000 shares of $0.10 par value; issued and outstanding: 24,164 shares in 2005 and 24,137 in 2004	2,416	2,414
Paid-in capital	159,206	159,131
Accumulated deficit	(96,116)	(46,480)
Note receivable — former officer	—	(502)
Accumulated other comprehensive loss	(2,390)	(3,593)

Total shareholders’ equity	63,116	110,970

Total Liabilities and Shareholders’ Equity	$319,844	$375,937

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2005		2004
	(In thousands, except per share data)
Net sales	$139,637	100.0%	$182,938	100.0%
Cost of sales:
Cost of goods sold	101,247	72.5	131,850	72.1
Restructuring charges	4,744	3.4	—	—

	105,991	75.9	131,850	72.1

Gross profit	33,646	24.1	51,088	27.9

Selling, general and administrative expenses:
Operating expenses	37,533	26.9	48,034	26.3
Termination benefits	—	—	9,153	5.0
Loss on sale of subsidiary	—	—	784	0.4

Operating loss	(3,887)	(2.8)	(6,883)	(3.8)

Other expense (income):
Interest expense	2,888	2.1	2,360	1.3
Interest and other income	(848)	(0.6)	(80)	—

	2,040	1.5	2,280	1.2

Loss before income taxes	(5,927)	(4.2)	(9,163)	(5.0)
Income tax provision	2,252	1.6	780	0.4

Net loss	$(8,179)	(5.9)%	$(9,943)	(5.4)%

Loss per common share:
Loss per common share — basic and diluted	$(0.34)		$(0.41)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,
	2005		2004
	(In thousands, except per share data)
Net sales	$368,544	100.0%	$466,142	100.0%
Cost of sales:
Cost of goods sold	283,324	76.9	336,477	72.2
Restructuring charges	9,887	2.7	900	0.2

	293,211	79.6	337,377	72.4

Gross profit	75,333	20.4	128,765	27.6
Selling, general and administrative expenses:
Operating expenses	115,086	31.2	133,635	28.7
Restructuring and other credits	—	—	(563)	(0.1)
Termination benefits	—	—	9,153	2.0
Loss on sale of subsidiary	—	—	784	0.2
Impairment of goodwill	—	—	62,812	13.5

Operating loss	(39,753)	(10.8)	(77,056)	(16.5)

Other expense (income):
Interest expense	7,971	2.2	6,718	1.4
Interest and other income	(1,638)	(0.4)	(1,069)	(0.2)
Loss on early extinguishment of debt	—	—	187	0.0

	6,333	1.7	5,836	1.3

Loss before income taxes	(46,086)	(12.5)	(82,892)	(17.8)
Income tax provision	3,550	1.0	55,348	11.9

Net loss	$(49,636)	(13.5)%	$(138,240)	(29.7)%

Loss per common share :
Loss per common share — basic and diluted	$(2.06)		$(5.78)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(49,636)	$(138,240)
Reconciliation to net cash used in operating activities:
Depreciation of property, plant and equipment	9,461	10,945
(Recovery) provision for doubtful accounts	(2,181)	346
Write-downs of inventory	16,794	—
Impairment of property, plant, and equipment	1,062	—
Loss on disposal of equipment	1,155	—
Amortization of intangible and other assets	2,840	1,569
Loss on early extinguishment of debt	—	187
Loss on sale of subsidiary	—	784
Impairment of goodwill	—	62,812
Deferred taxes	1,633	53,911
Restructuring credits	—	(563)
Changes in assets and liabilities:
Accounts and other receivables	43,034	(9,480)
Inventories	(26,343)	(84,107)
Prepaid expenses and other	5,594	(1,750)
Other assets	765	962
Accounts payable and accrued expenses	(1,117)	16,704
Current income taxes	(4,166)	2,426
Other liabilities	(355)	350

Net cash used in operating activities	(1,460)	(83,144)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,072)	(9,693)
Proceeds from sale of equipment	89	—
Proceeds from sale of subsidiary	—	28,109
Distributions from joint venture — net	—	1,192
Collection of receivable from officer	3,079	77

Net cash provided by investing activities	96	19,685

Cash flows from financing activities:
Net (payments) borrowings under lines of credit	(351)	56,930
Payments of long-term debt	(3,000)	—
Redemption of long-term debt	—	(4,390)
Exercise of stock options and issuance of common stock under employee stock purchase plan	78	2,187
Interest receivable from officer	(7)	(16)

Net cash (used in) provided by financing activities	(3,280)	54,711

Effect of exchange rate changes on cash	(435)	1,120

Net increase (decrease) in cash and cash equivalents	(5,079)	(7,628)
Cash and cash equivalents at beginning of period	10,463	12,735

Cash and cash equivalents at end of period	$5,384	$5,107

Supplemental Disclosures of Cash Flow Information:
Cash paid during the nine-month period ended September 30:
Interest	$9,186	$7,723
Income taxes	$5,142	—
The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. SUMMARY OF ACCOUNTING POLICIES
Interim Reporting
     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fourth quarter or the full year ending December 31, 2005 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2004.
Reclassifications
     Certain prior period amounts have been reclassified for comparability.
Cooperative Advertising and Slotting Fees
     Effective January 1, 2005, Applica modified its accounting treatment for cooperative advertising and slotting fees provided to its customers. The modification was necessary because Applica is no longer using an unrelated third party to verify performance and determine the fair value of the benefits Applica receives in exchange for the payment of promotional funds. In accordance with Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor’s Products)”, which addresses the income statement classification of slotting fees and cooperative advertising arrangements with trade customers, these promotional funds should be accounted for as a reduction of selling price and netted against sales. Prior to January 1, 2005, Applica classified promotional funds as selling, general and administrative expenses in its consolidated statement of operations. This modification reduced each of net sales, gross profit and selling, general and administrative expenses by (a) $4.1 million for the three months ended September 30, 2005, (b) $4.8 million for the three months ended September 30, 2004, (c) $9.9 million for the nine months ended September 30, 2005, and (d) $13.1 million for the nine months ending September 30, 2004. Because the modification resulted solely in a reclassification within the consolidated statement of operations, there was no impact on Applica’s financial condition, operating income or net earnings for any of the periods presented.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories were comprised of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw materials	$1,752	$4,528
Work in process	282	280
Finished goods	139,129	126,695

	$141,163	$131,503

Applica Incorporated
Notes to Consolidated Financial Statements—Continued
     Stock Based Compensation
     At September 30, 2005, Applica had four active stock based compensation plans. Applica accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation expense for stock options issued is measured as the excess, if any, of the fair value of Applica’s common stock at the date of grant over the exercise price of the options. Applica’s net earnings (loss) and earnings (loss) per share would have been the pro forma amounts indicated below had compensation expense for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(In thousands, except per share data)
Net loss, as reported	(8,179)	$(9,943)	$(49,636)	$(138,240)
Add: Stock-based employee compensation expense included in net loss	—	113	—	113
Deduct: Total stock-based employee compensation expense determined under fair value based method	(208)	(295)	(2,205)	(672)

Pro forma net loss	$(8,387)	$(10,125)	$(51,841)	$(138,799)

Loss per share:
Basic and diluted — as reported	$(0.34)	$(0.41)	$(2.06)	$(5.78)
Basic and diluted — pro forma	$(0.35)	$(0.42)	$(2.15)	$(5.80)
     No tax benefits were attributed to the stock-based employee compensation expense during the periods presented above because valuation allowances were required on substantially all of Applica’s deferred tax assets.
     The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future periods as options vest over several years and Applica may continue to grant options to employees.
     On June 16, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested “out-of-the-money” stock options awarded to employees under Applica’s stock option plans, except for those options held by executive officers. All stock options with exercise prices equal to or greater than $3.28 per share, the closing price of Applica’s common stock on June 16, 2005, were considered to be out-of-the-money. No stock options held by non-employees, including directors, were subject to acceleration. Options to purchase approximately 425,000 shares of common stock were subject to the acceleration. The options have a range of exercise prices of $3.63 to $11.16 and a weighted average exercise price of $4.91.
     Because the options that were accelerated have exercise prices in excess of the current market value of the common stock and, therefore, were not fully achieving their original objectives of incentive compensation and employee retention, the Compensation Committee believed that the acceleration would have a positive effect on employee morale and retention. Additionally, the acceleration enabled Applica to reduce compensation expense associated with stock options upon the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), on January 1, 2006. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in Applica’s consolidated statement of operations in future fiscal years was approximately $1.2 million. This amount is reflected in the pro forma footnote disclosure above for the nine months ended September 30, 2005.
     In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Applica Incorporated
Notes to Consolidated Financial Statements—Continued

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Expected dividend yield	00.0%	00.0%	00.0%	00.0%
Expected price volatility	70.9%	64.1% — 82.7%	24.2% — 80.9%	64.1% — 82.7%
Risk-free interest rate	3.80%	3.00%	3.75%	3.00%
Expected life of options in years	4	4	4	4
Comprehensive Loss
     The components of other comprehensive loss, net of tax, were as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
		(In thousands)
Net loss	$(8,179)	$(9,943)	$(49,636)	$(138,240)
Foreign currency translation adjustment	727	520	344	558
Change in market value of derivatives	(66)	337	859	79

	$(7,518)	$(9,086)	$(48,433)	$(137,603)

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which a company exchanges its equity instruments for goods or services. It also addresses transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost must be recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period of the award).
     SFAS 123R was originally scheduled to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule amending the compliance date to the beginning of the first annual reporting period that begins after June 15, 2005. Therefore, SFAS 123R will be effective for Applica in the next fiscal year beginning January 1, 2006. As of the required effective date, public companies will apply SFAS 123R using a modified version of the prospective transition method. Under that transition method, compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures.
     The effects of the adoption of SFAS No. 123R on Applica’s financial condition, results of operations and cash flows are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee options that may be granted in the future, the future market value and volatility of Applica’s stock price, movements in the risk-free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123R will have on Applica’s financial condition, results of operations or cash flows; however, Applica expects that the effect of the adoption of SFAS 123R related to the unvested stock options at September 30, 2005 will result in approximately $0.6 million of compensation expense, which will be reflected in the consolidated statements of operations in 2006.

Applica Incorporated
Notes to Consolidated Financial Statements—Continued
2. SHAREHOLDERS’ EQUITY
     The following table shows weighted average basic shares for the respective periods:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Weighted average basic shares	24,163,766	24,068,730	24,146,599	23,935,837
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three-month and nine-month periods ended September 30, 2005 and 2004 because their inclusion would have been anti-dilutive.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Number of shares	2,701,405	2,185,718	2,542,096	2,138,567
Range of exercise price	$2.53—$31.69	$3.63—$31.69	$2.53—$31.69	$3.63—$31.69
3. COMMITMENTS AND CONTINGENCIES
     Litigation and Other Matters
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
          As a distributor of consumer products, Applica is also subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. Applica receives inquiries from the CPSC in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such matters, if any, is not likely to have a material effect on Applica’s business, financial condition, results of operations or liquidity. However, under certain circumstances, the CPSC could require Applica to repurchase or recall one or more of its products.
     Employment and Other Agreements
          In the second quarter of 2005, Applica entered into new employment agreements with three of its executive officers. Additionally, in 2004, Applica entered into a new employment agreement with its President and Chief Executive Officer. These contracts have terms ranging from two to three years. Additionally, such agreements provide the executives with the right to receive lump sum payments of up to 30 months compensation if their employment is terminated after a change in control of Applica, as defined in such agreements.
          Michael J. Michienzi has elected to resign his position as President — Household Products Division of Applica Consumer Products, Inc. effective December 30, 2005, at which time his employment agreement will terminate.
4. COST OF SALES
     Cost of Goods Sold
          Included in cost of goods sold for the nine months ended September 30, 2005 were inventory write-downs of approximately $12.8 million primarily related to lower-than-anticipated consumer demand for two products. There were no

Applica Incorporated
Notes to Consolidated Financial Statements—Continued
write-downs recorded for the aforementioned two products for the three months ended September 30, 2005 The inventory write-downs related to the Household Products reportable segment.
     Restructuring Charges
          For the three months ended September 30, 2005, Applica incurred a total of $4.7 million of restructuring charges associated with the downsizing and closure of the manufacturing facility in Mexico. These charges consisted of the following:
•	$1.1 million write-down of property, plant and equipment;

•	$1.4 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process; and

•	$2.2 million in severance charges.
          For the nine months ended September 30, 2005, Applica incurred a total of $9.9 million of restructuring charges associated with the continued downsizing and closure of the manufacturing operations in Mexico. These charges consisted of the following:
•	The write-down of $3.3 million of raw materials inventory that will no longer be used in production;

•	$1.1 million write-down of property, plant and equipment;

•	$2.7 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process; and

•	$2.8 million in severance charges.
          For the three months ended September 30, 2004, there were no restructuring charges. For the nine months ended September 30, 2004, Applica incurred restructuring charges of $0.9 million primarily related to the downsizing of its Hong Kong-based manufacturing facilities, which were sold in July 2004.
          All restructuring charges related to the Manufacturing reportable segment.
5. ASSETS HELD FOR SALE
          In July 2005, Applica decided to close its manufacturing facility in Mexico. The manufacturing operations ceased production in October 2005. In October 2005, Applica received an initial indication of interest from an unrelated third party to purchase the land and building housing its factory in Mexico for approximately $5.5 million. The land and building were classified as held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheet and was approximately $5.3 million as of September 30, 2005.
          All assets held for sale relate to the Manufacturing reportable segment.
6. PROPERTY, PLANT AND EQUIPMENT
          The following is a summary of property, plant and equipment:

		September 30,	December 31,
	Useful Lives	2005	2004
		(In thousands)
Building	20 years	$—	$7,430
Computer equipment	3 - 5 years	31,949	31,635
Equipment and other	3 - 8 years	62,335	66,985
Leasehold improvements*	8 - 10 years	3,541	4,379
Land and land improvements**	20 years	—	1,069

Total		97,825	111,498
Less accumulated depreciation		73,474	73,171

		$24,351	$38,327

*	Shorter of remaining term of lease or useful life

**	Only improvements are depreciated

Applica Incorporated
Notes to Consolidated Financial Statements—Continued
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
7. RESTRUCTURING AND OTHER CHARGES
     For the nine months ended September 30, 2005, the activity relating to the accrued restructuring and other charges was as follows:

	Amount		Amount
	Accrued at		Accrued at
	December 31,		September 30,
	2004	2005 Payments	2005
	(In thousands)
Back-office consolidation	$2,536	$(1,405)	$1,131

     The amounts accrued in connection with the restructuring and other charges were reflected in accrued expenses in the accompanying consolidated balance sheets.
8. PRODUCT WARRANTY OBLIGATIONS
     Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Accrued product warranties as of September 30, 2005 and 2004 were as follows:

	September 30,	September 30,
	2005	2004
	(In thousands)
Balance, beginning of period	$7,183	$6,084
Additions to accrued product warranties	25,051	17,932
Reductions of accruals — payments and credits issued	(26,912)	(20,401)

Balance, end of period	$5,322	$3,615

9. SHORT-TERM DEBT
     Applica has a senior revolving credit facility with a syndicate of banks that provides for borrowings on a revolving basis of up to $175 million with a $10 million sublimit for letters of credit. The credit facility matures in November 2009. Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories.
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
     As of September 30, 2005, Applica was borrowing approximately $89.4 million under the facility and had approximately $40.5 million available for future cash borrowings. There were $1.7 million in letters of credit outstanding under the credit facility as of September 30, 2005.
     At Applica’s option, interest accrues on the loans made under the credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (pursuant to the amended credit facility set at 2.50% through November 30, 2005), which was 6.36% at September 30, 2005; or

Applica Incorporated
Notes to Consolidated Financial Statements—Continued
•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (pursuant to the amended credit facility set at 0.50% through November 30, 2005), which was 7.25% at September 30, 2005.
     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (pursuant to the amended credit facility set at 0.50% through November 30, 2005), which was 7.25% at September 30, 2005.
     The credit facility contains a number of significant covenants that, among other things, restrict the ability of Applica to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. As of September 30, 2005, Applica was in compliance with all covenants under the credit facility.
     Although the credit facility expires in November 2009, Applica has classified the borrowings thereunder as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
10. INTEREST AND OTHER INCOME
     In July 2003, ZonePerfect Nutrition Company, an investment held by a partnership that was 50% owned by Applica, was sold for approximately $160.0 million. A portion of the proceeds from the sale of ZonePerfect was being held in escrow as of December 31, 2004, $8.4 million of which was owed to Applica. Half of this amount ($4.2 million) was recorded as part of the equity in net earnings of joint ventures in 2003. At December 31, 2004, Applica had not collected any portion of the escrowed funds and had included the $4.2 million in other receivables. Management believed that the collection of the remaining $4.2 million was uncertain and, therefore, such amount was not recorded into income as of December 31, 2004.
     In February 2005, Applica received approximately $1.6 million in the first distribution of the funds held in escrow. In August 2005, Applica received approximately $3.4 million in the second distribution of the escrowed funds. Applica applied these receipts, totaling $5.0 million, to the receivable balance at December 31, 2004 of $4.2 million and recorded income of $0.8 million in the three month period ended September 30, 2005. If and when the claims made on the remaining escrowed funds are resolved in its favor, Applica could receive cash and record additional other income of up to $3.4 million, although it is likely that the claims will be settled for less.
11. BUSINESS SEGMENTS
     At September 30, 2005, Applica managed its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased operations in October 2005.
     The segment information for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004 was as follows:

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
		(In thousands)
Three Months Ended September 30, 2005:
Net sales	$121,758	$13,756	$14,351	$149,865
Inter-segment sales	296	—	9,932	10,228
Operating (loss) earnings	1,387	623	(5,318)	(3,308)
Depreciation and amortization	297	—	2,135	2,432

Applica Incorporated
Notes to Consolidated Financial Statements—Continued

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total

Three Months Ended September 30, 2004:
Net sales	$165,068	$16,656	$26,676	$208,400
Inter-segment sales	—	—	25,462	25,462
Operating (loss) earnings	28,193	(19,297)	(1,545)	7,351
Depreciation and amortization	362	2	1,731	2,095

Nine Months Ended September 30, 2005:
Net sales	$327,483	$37,371	$43,240	$408,094
Inter-segment sales	2,075	—	37,475	39,550
Operating (loss) earnings	(23,435)	447	(13,870)	(36,858)
Depreciation and amortization	1,809	1	4,719	6,529

Nine Months Ended September 30, 2004:
Net sales	$403,070	$47,553	$157,264	$607,887
Inter-segment sales	—	—	141,745	141,745
Operating (loss) earnings	22,045	(16,921)	(2,357)	2,767
Depreciation and amortization	1,096	6	6,951	8,053
     The following table sets forth the reconciliation to consolidated total assets as of:

	September 30,	December 31,
	2005	2004
	(In thousands)
Total assets:
Household products	$259,619	$257,285
Professional personal care products	23,049	37,965
Manufacturing	19,750	55,745

Total reportable segments	302,418	350,995
All other	17,426	24,942

Consolidated total assets	$319,844	$375,937

     The following table sets forth the reconciliation to consolidated amounts for net sales, operating loss and depreciation and amortization for:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004
		(In thousands)
Net sales:
Total net sales for reportable segments	$149,865	$208,400	$408,094	$607,887
Eliminations of inter-segment sales	(10,228)	(25,462)	(39,550)	(141,745)

Consolidated net sales	$139,637	$182,938	$368,544	$466,142

Operating loss:
Total operating (loss) earnings from reportable segments	$(3,308)	$7,351	$(36,858)	$2,767
Unallocated amounts:
Impairment of goodwill	—	—	—	(62,812)
Termination benefits	—	(9,153)	—	(9,153)
Loss on sale of subsidiary	—	(784)	—	(784)
Restructuring and other credits	—	—	—	563
Shared services and all other	(579)	(4,297)	(2,895)	(7,637)

Consolidated operating loss	$(3,887)	$(6,883)	$(39,753)	$(77,056)

Applica Incorporated
Notes to Consolidated Financial Statements—Continued

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004
		(In thousands)
Depreciation and amortization:
Total depreciation and amortization from reportable segments	$2,432	$2,095	$6,529	$8,053
Shared services and all other	2,102	2,022	5,772	4,461

Consolidated depreciation and amortization	$4,534	$4,117	$12,301	$12,514

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     Applica’s domestic subsidiaries are guarantors of Applica’s 10% Senior Subordinated Notes due 2008. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of Applica Incorporated (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of Applica. The results of operations and cash flows presented below assume that the guarantor subsidiaries were in place for all periods presented. Applica and guarantor subsidiaries have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The guarantor subsidiaries are wholly owned subsidiaries of Applica and have fully and unconditionally guaranteed the notes on a joint and several basis. The notes contain certain covenants which, among other things, restrict the ability of the guarantor subsidiaries to make distributions to Applica Incorporated. Applica has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries and non-guarantor subsidiaries because it has determined they would not be material to investors.

Applica Incorporated
Notes to Consolidated Financial Statements—Continued

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	As of September 30, 2005
			(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$966	$4,418	$—	$5,384
Accounts and other receivables, net	—	79,061	40,523	—	119,584
Receivables from affiliates	(39,469)	73,891	(3,658)	(30,764)	—
Inventories	—	106,430	34,733	—	141,163
Future income tax benefits	—	(651)	1,932	—	1,281
Other current assets	—	4,671	10,429	—	15,100

Total current assets	(39,469)	264,368	88,377	(30,764)	282,512
Investment in subsidiaries	252,697	784	29,232	(282,713)	—
Property, plant and equipment, net	—	18,480	5,871	—	24,351
Future income tax benefits, non current	—	6,136	2,196	—	8,332
Intangibles and other assets, net	—	18,615	9,635	(23,601)	4,649

Total assets	$213,228	$308,383	$135,311	$(337,078)	$319,844

Accounts payable and accrued expenses	$—	$67,620	$34,812	$—	$102,432
Short-term debt	89,362	—	—	—	89,362
Deferred rent	—	743	—	—	743
Current taxes payable	—	480	2,374	—	2,854

Total current liabilities	89,362	68,843	37,186	—	195,391
Long-term debt	60,750	72,100	12,280	(84,380)	60,750
Future income tax liabilities	—	2,140	(2,140)	—	—
Other long-term liabilities	—	587	—	—	587

Total liabilities	150,112	143,670	47,326	(84,380)	256,728
Shareholders’ equity	63,116	164,713	87,985	(252,698)	63,116

Total liabilities and shareholders’ equity	$213,228	$308,383	$135,311	$(337,078)	$319,844

	Three Months Ended September 30, 2005
Statement of Operations:
Net sales	$—	$105,543	$44,322	$(10,228)	$139,637
Cost of goods sold	—	74,552	41,667	(10,228)	105,991

Gross profit	—	30,991	2,655	—	33,646
Operating expenses	—	30,827	6,706	—	37,533

Operating earnings (loss)	—	164	(4,051)	—	(3,887)
Other expense (income), net	19	2,057	(36)	—	2,040

Loss before equity in net earnings of subsidiaries and income taxes	(19)	(1,893)	(4,015)	—	(5,927)
Equity in net earnings (loss) of subsidiaries	(8,160)	—	—	8,160	—
Income tax (benefit) provision	—	(507)	2,759	—	2,252

Net loss	$(8,179)	$(1,386)	$(6,774)	$8,160	$(8,179)

	Nine Months Ended September 30, 2005
Statement of Operations:
Net sales	$—	$278,653	$129,441	$(39,550)	$368,544
Cost of goods sold	—	210,171	122,590	(39,550)	293,211

Gross profit	—	68,482	6,851	—	75,333
Operating expenses	—	95,688	19,398	—	115,086

Operating loss	—	(27,206)	(12,547)	—	(39,753)
Other expense (income), net	48	6,592	(307)	—	6,333

Loss before equity in net earnings of subsidiaries and income taxes	(48)	(33,798)	(12,240)	—	(46,086)
Equity in net earnings (loss) of subsidiaries	(49,588)	—	—	49,588	—
Income tax provision	—	275	3,275	—	3,550

Net loss	$(49,636)	$(34,073)	$(15,515)	$49,588	$(49,636)

Applica Incorporated
Notes to Consolidated Financial Statements—Continued

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Flow Information:
Net cash provided by (used in) operating activities	$(43,341)	$(11,735)	$2,762	$50,854	$(1,460)
Net cash provided by (used in) investing activities	44,431	(33,669)	(3,212)	(7,454)	96
Net cash provided by (used in) financing activities	(655)	44,207	(3,432)	(43,400)	(3,280)
Effect of exchange rate changes on cash	(435)	—	—	—	(435)
Cash at beginning of period	—	2,163	8,300	—	10,463
Cash at end of period	$—	$966	$4,418	$—	$5,384

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	As of December 31, 2004
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$2,163	$8,300	$—	$10,463
Accounts and other receivables, net	4,195	112,380	43,861	—	160,436
Note receivable — former officer	2,569	—	—	—	2,569
Receivables from affiliates	(153,140)	(61,081)	(9,008)	223,229	—
Inventories	—	96,565	34,938	—	131,503
Future income tax benefits	—	1,190	(1,157)	—	33
Other current assets	—	5,303	9,038	—	14,341

Total current assets	(146,376)	156,520	85,972	223,229	319,345
Investment in subsidiaries	408,231	104,988	29,232	(542,451)	—
Property, plant and equipment, net	—	20,029	18,298	—	38,327
Long-term future income tax benefits	—	6,793	4,419	—	11,212
Intangibles and other assets, net	2,010	21,413	9,385	(25,755)	7,053

Total assets	$263,865	$309,743	$147,306	$(344,977)	$375,937

Accounts payable and accrued expenses	$—	$75,025	$28,848	$—	$103,873
Short-term debt	88,541	—	914	—	89,455
Current portion of long-term debt	3,000	—	—	—	3,000
Deferred rent	—	680	—	—	680
Current taxes payable	—	2,817	3,130	—	5,947

Total current liabilities	91,541	78,522	32,892	—	202,955
Long-term debt	61,008	(75,734)	12,480	63,254	61,008
Future income tax liabilities	—	3,884	(3,884)	—	—
Other long-term liabilities	346	658	—	—	1,004

Total liabilities	152,895	7,330	41,488	63,254	264,967
Shareholders’ equity	110,970	302,413	105,818	(408,231)	110,970

Total liabilities and shareholders’ equity	$263,865	$309,743	$147,306	$(344,977)	$375,937

	Three Months Ended September 30, 2004
Statement of Operations:
Net sales	$—	$154,528	$53,872	$(25,462)	$182,938
Cost of sales	—	110,219	47,093	(25,462)	131,850

Gross profit	—	44,309	6,779	—	51,088
Operating expenses	—	42,637	5,397	—	48,034
Termination benefits and other charges	—	9,184	753	—	9,937

Operating earnings (loss)	—	(7,512)	629	—	(6,883)
Other expense (income), net	112	2,179	(11)	—	2,280

(Loss) earnings before equity in net earnings of subsidiaries and income taxes	(112)	(9,691)	640	—	(9,163)
Equity in net earnings (loss) of subsidiaries	(9,831)	—	—	9,831	—
Income tax provision	—	25	755	—	780

Net loss	$(9,943)	$(9,716)	$(115)	$9,831	$(9,943)

	Nine Months Ended September 30, 2004
Statement of Operations:
Net sales	$—	$373,245	$234,642	$(141,745)	$466,142
Cost of sales	—	264,990	214,132	(141,745)	337,377

Gross profit	—	108,255	20,510	—	128,765
Operating expenses	—	117,253	16,382	—	133,635
Termination benefits, restructuring and other charges	—	8,621	753	—	9,374
Impairment of goodwill	4,414	58,398	—	—	62,812

Operating earnings (loss)	(4,414)	(76,017)	3,375	—	(77,056)
Other expense (income), net	118	6,422	(891)	—	5,649
Loss on early extinguishment of debt	—	187	—	—	187

Applica Incorporated
Notes to Consolidated Financial Statements — Continued

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
(Loss) earnings before equity in net earnings of subsidiaries and income taxes	(4,532)	(82,626)	4,266	—	(82,892)
Equity in net earnings (loss) of subsidiaries	(133,708)	—	—	133,708	—
Income tax provision	—	53,456	1,892	—	55,348

Net earnings (loss)	$(138,240)	$(136,082)	$2,374	$133,708	$(138,240)

Cash Flow Information:
Net cash provided by (used in) operating activities	$(171,542)	$(69,368)	$16,399	$141,367	$(83,144)
Net cash provided by investing activities	50,604	105,807	35,101	(171,827)	19,685
Net cash provided by (used in) financing activities	119,818	(37,104)	(58,463)	30,460	54,711
Effect of exchange rate changes on cash	1,120	—	—	—	1,120
Cash at beginning of period	—	1,124	11,611	—	12,735
Cash at end of period	$—	$459	$4,648	$—	$5,107
13. SUBSEQUENT EVENTS
Term Loan
          In October 2005, Applica entered into a secured term loan agreement with Mast Credit Opportunities I, (Master) Ltd. to borrow $20 million. The term loan is secured by a lien on Applica’s assets, which is subordinate to Applica’s senior revolving credit facility. Applica used the proceeds from the term loan to repurchase from Mast $5.0 million of its 10% senior subordinated notes due 2008 at 98% of par value. The balance of the proceeds was used to pay down its senior revolving credit facility. As reported in a Schedule 13G filed with the SEC on August 29, 2005, Mast owns approximately 5.8% of the outstanding common stock of Applica.
          The term loan bears interest at the three-month LIBOR rate plus 625 basis points, which was 10.51% at November 2, 2004. The term loan matures in November 2009 and requires no principal payments until such time. In connection with the repayment of the term loan, after June 30, 2006 Applica is required to pay an exit fee that increases on a periodic basis from 1% to 4% of the principal amount of the loan. Applica incurred fees of approximately $0.2 million in connection with the term loan.
          Additionally, in October 2005, Applica entered into a Second Amendment to Amended and Restated Credit Agreement with the lenders under its senior revolving credit facility, which authorized the term loan transaction with Mast. In consideration of such amendment, Applica paid its bank group a fee of $50,000.
Income Tax Audit
          In October 2005, Applica was notified that Applica Canada Corporation, Applica’s Canadian operating subsidiary, was selected for an income tax audit for the 2003 and 2004 fiscal years by the Canada Customs and Revenue Agency. Management believes that adequate provision for taxes has been made for the years under examination.
Supply Agreement
          In June 2004, Applica entered into a long-term supply agreement with Elec-Tech International (H.K.) Company, Ltd. The supply agreement provided a right of first refusal with respect to manufacturing or purchasing products, as applicable, for each party. Applica maintained the flexibility to purchase products from its affiliate and from third parties in a number of circumstances, including Elec-Tech’s inability to meet Applica’s price, quality and delivery criteria. The agreement also provided indemnification to Applica for product liability claims and recalls related to products purchased from Elec-Tech.

          Elec-Tech accounted for approximately 29% of Applica’s total purchases in the nine month period ended September 30, 2005 and approximately 14% of Applica’s total purchases in 2004.
          At September 30, 2005, accounts receivable of $2.3 million from Elec-Tech and accounts payable of $26.1 million due to Elec-Tech were presented net and were included in accounts payable in the accompanying consolidated balance sheet. At December 31, 2004, accounts receivable of $9.1 million from Elec-Tech and accounts payable of $10.8 million due to Elec-Tech were presented net and were included in accounts payable in the accompanying consolidated balance sheet.
     In November 2005, Applica notified Elec-Tech of its intent to terminate the supply agreement as the result of material breaches by Elec-Tech. Pursuant to the terms of the agreement, Elec-Tech has 30 days to cure the breaches. If Elec-Tech fails to cure such breaches, the supply agreement will terminate on December 3, 2005. Management and representatives of Elec-Tech have met on several occasions to discuss these and other matters and to negotiate the terms of future business between the parties, although at this time a final agreement has not been reached.
     Applica intends to continue to purchase products from Elec-Tech, as long as Elec-Tech can meet Applica’s price, quality and delivery criteria, and Elec-Tech continues to produce and ship products to Applica. Although Elec-Tech is expected to remain a significant supplier, Applica anticipates the amount of products it purchases from Elec-Tech will decrease in 2006. Because Applica has several sources of product supply and due to the seasonality of the household appliance business, management does not believe that this matter will have a material impact in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.
          The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month and nine-month periods ended September 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
          As of September 30, 2005, Applica managed its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased operations in October 2005.
          The small household appliance sector of the consumer goods industry is a mature industry characterized by intense competition based on price, quality, retail shelf space, product design, trade names, new product introduction, marketing and distribution approaches. Chinese manufacturers have emerged over the last few years as low cost, high quality competitors resulting in increased outsourcing by U.S. suppliers and even some retailers. Additionally, retailer consolidation has resulted in a significant power shift from suppliers and supplier consolidation has resulted in large companies with brand depth and breadth that provide a significant competitive advantage. Applica primarily competes with both domestic and international distributors and manufacturers primarily at mid-tier price points.
          We continuously have to balance the cost of our products, without compromising quality, with the price constraints from our customers. The prices of raw materials such as copper, steel and plastics have significantly increased in recent years and are expected to remain high in the foreseeable future. This has negatively impacted our gross margins by increasing the price we pay for our products, which in many circumstances we have been unable to pass on to our customers. This is expected to continue to negatively impact our margins during the remainder of 2005 and into 2006.
          Retailer consolidation, industry consolidation and high raw materials prices have eroded our profitability. We have been focused on making changes to our business model in order to combat these margin pressures. Measures we have taken so far include:
•	the downsizing and ultimate sale of our Hong Kong-based manufacturing operations;

•	the downsizing and closure of our manufacturing operations in Mexico;

•	the establishment of strategic sourcing partners; and

•	customer and product rationalization initiatives
          We also continue to focus on innovative products with proprietary technologies, design and higher margins. Additionally, we continuously evaluate ways to improve the products in our core business by adding features or changing the designs to appeal to consumers. As part of our focus on new product introductions and brand development, we search for other growth opportunities within and beyond our existing businesses. We believe that the markets and industry in which we compete may provide growth opportunities through strategic acquisitions or mergers. We review these prospects for strategic transactions as they become available.

Close of Mexican Manufacturing Facility
          In recent years, we have been rationalizing our Mexican manufacturing operations. In 2004 and the first quarter of 2005, we shifted a significant amount of production from Mexico to third parties in China and began to reduce our Mexican manufacturing capacity to reflect only the volume needed for the Mexican marketplace. In July 2005, the decision was made to close our manufacturing operations in Mexico. The production ceased in October 2005. The decision resulted primarily from competitive pressures from Chinese manufacturers. Manufacturers in China are now able to provide good quality and well-designed products at a cost that is lower than our cost to produce a similar product in Mexico.
          With the closure of the Mexican facility, we will outsource the manufacturing of all of our products to third party suppliers located primarily in the Far East. This will allow us to concentrate our efforts on marketing, distribution and sourcing of our products. We expect to see the benefits of this decision in 2006 as we continue to work with our suppliers to obtain the lowest possible product cost without compromising quality. We do not expect to fully realize gross margin improvements from moving production to the Far East until all of the remaining products manufactured by our Mexican facility are sold through.
          In connection with the decision to close the Mexican manufacturing facility, we recorded a total of $4.7 million in restructuring charges for the three months ended September 30, 2005. These charges consisted of the following:
•	$1.1 million write-down of property, plant and equipment;

•	$1.4 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process; and

•	$2.2 million in severance charges.
For the nine months ended September 30, 2005, we incurred a total of $9.9 million of restructuring charges associated with the downsizing and closure of the manufacturing operations in Mexico. These charges consisted of the following:
•	write-off of $3.3 million of raw materials inventory that will no longer be used in production;

•	$1.1 million write-down of property, plant and equipment;

•	$2.7 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process; and

•	$2.8 million in severance charges.
We expect to incur additional restructuring expenses of approximately $2.1 million in the fourth quarter of 2005, consisting of approximately $0.5 million in accelerated depreciation of machinery and equipment and net cash severance of approximately $1.6 million.
          All restructuring charges relate to the Manufacturing reportable segment.
          We intend to auction all of the machinery and equipment that was used in the production process in Mexico in December 2005 and expect to realize net cash proceeds of approximately $3.0 million. We also expect to sell the land and building housing our factory in Mexico in early 2006. The land and building were classified as held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheets and was approximately $5.3 million as of September 30, 2005.
Supply Agreement
          In June 2004, Applica entered into a long-term supply agreement with Elec-Tech International (H.K.) Company, Ltd. The supply agreement provided a right of first refusal with respect to manufacturing or purchasing products, as applicable, for each party. Applica maintained the flexibility to purchase products from its affiliate and from third parties in a number of circumstances, including Elec-Tech’s inability to meet Applica’s price, quality and delivery criteria. The agreement also provided indemnification to Applica for product liability claims and recalls related to products purchased from Elec-Tech.

          Elec-Tech accounted for approximately 29% of Applica’s total purchases in the nine month period ended September 30, 2005 and approximately 14% of Applica’s total purchases in 2004.
          At September 30, 2005, accounts receivable of $2.3 million from Elec-Tech and accounts payable of $26.1 million due to Elec-Tech were presented net and were included in accounts payable in the accompanying consolidated balance sheet. At December 31, 2004, accounts receivable of $9.1 million from Elec-Tech and accounts payable of $10.8 million due to Elec-Tech were presented net and were included in accounts payable in the accompanying consolidated balance sheet.
     In November 2005, Applica notified Elec-Tech of its intent to terminate the supply agreement as the result of material breaches by Elec-Tech. Pursuant to the terms of the agreement, Elec-Tech has 30 days to cure the breaches. If Elec-Tech fails to cure such breaches, the supply agreement will terminate on December 3, 2005. Management and representatives of Elec-Tech have met on several occasions to discuss these and other matters and to negotiate the terms of future business between the parties, although at this time a final agreement has not been reached.
     Applica intends to continue to purchase products from Elec-Tech, as long as Elec-Tech can meet Applica’s price, quality and delivery criteria, and Elec-Tech continues to produce and ship products to Applica. Although Elec-Tech is expected to remain a significant supplier, Applica anticipates the amount of products it purchases from Elec-Tech will decrease in 2006. Because Applica has several sources of product supply and due to the seasonality of the household appliance business, management does not believe that this matter will have a material impact in the fourth quarter.
Recent Hurricanes
          Our operations were not materially impacted by the hurricanes that hit South Florida during the past few months. Although Hurricane Wilma shut down our executive offices in Miramar, Florida for a week, we were able to continue to accept orders, invoice and collect from customers and pay our vendors without significant interruption, although shipments of many of our orders were delayed a few days. Our disaster recovery and business continuation processes were adequate.
Alvarez & Marsal
          Applica has recently retained Alvarez & Marsal, LLC, a global professional services firm specializing in turnaround management, to work with the Board of Directors and management team to evaluate the business plan for growth opportunities and cost reductions and to review the organizational structure.
Fluctuation of Chinese Currency
          In 1994, China pegged the renminbi (also called the yuan) at an exchange rate of 8.28 to the U.S. dollar. U.S. groups have argued that the peg makes China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. In July 2005, China ended its peg to the dollar and let the renminbi fluctuate versus a basket of currencies. Immediately, the new renminbi rate revalued the currency by 2.1% to 8.11 to the dollar and at November 2, 2005 was at 8.09 to the dollar. We expect that the rate will remain relatively constant for the foreseeable future. Because a substantial number of our products are imported from China, the floating currency could result in significant fluctuations in our product costs and could have a material effect on our business.
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
          You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2004, in evaluating us and our business before making an investment decision regarding our securities:

•	We purchase a large number of products from one supplier. Production-related risks with this supplier could jeopardize our ability to realize anticipated sales and profits.

•	We depend on third party suppliers for the manufacturing of all of our products which subjects us to additional risks.

•	Increases in costs of raw materials, such as plastics, steel, aluminum and copper, could result in increases in the costs of our products, which will reduce our profitability.

•	Our debt agreements contain covenants that restrict our ability to take certain actions. We could face liquidity and working capital constraints should we violate any of these covenants and we may not be able to obtain necessary refinancing on commercially reasonable terms or at all.

•	Our business could be adversely affected by retailer inventory management.

•	We depend on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our business.

•	Our business could be adversely affected by currency fluctuations in our international operations, particularly in light of the decision of the Chinese government to de-peg the value of the renminbi to the U.S. dollar.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.

•	Our business can be adversely affected by lower-than-anticipated customer or consumer demand for the products we develop and introduce in the marketplace.

•	Our business is very sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect our business.

•	We compete with other large companies, as well as certain of our customers, that produce similar products.

•	Our business involves the potential for product recalls and product liability claims against us.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry could adversely affect our business.

•	If we are unable to renew the Black & Decker® trademark license agreement, our business could be adversely affected.

•	Our business could be adversely affected by changes in trade relations with China.

•	Our operating results are affected by seasonality.

•	Our business can be adversely affected by the loss of key personnel.

•	Our ability to generate accurate financial information on a timely basis could be adversely affected by unforeseen complications resulting from our newly implemented ERP system.

•	Government regulations could adversely impact our operations.
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

Results of Operations
Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004
          Net Sales. Consolidated net sales decreased by $43.3 million to $139.6 million, a decrease of 23.7% from the third quarter of 2004.
          Sales for the Household Product segment, net of inter-segment sales, decreased $43.6 million to $121.5 million. For the quarter ended September 30, 2005:
•	sales of Black & Decker® branded products decreased by $34.2 million to $107.5 million;

•	sales of Littermaid® branded products decreased by $3.9 million to $8.6 million; and

•	sales of other branded products decreased by $5.3 million to $5.4 million.
          The decrease in sales of Black & Decker® branded products in the third quarter of 2005 was primarily attributable to lower sales of the Home Cafe™ single cup coffee makers, the elimination of certain products identified in our product and customer profitability review and inventory management by significant customers. We expect that sales of Black & Decker® branded products will be lower in the fourth quarter of 2005 as compared to the same period in 2004.
          Sales for the Professional Personal Care segment decreased by $2.9 million to $13.8 million for the third quarter of 2005. This decrease was the result of the sale of the Jerdon hotel and hospitality business in October 2004. Sales of products by the Jerdon division totaled $2.7 million in the third quarter of 2004. We expect sales in the Professional Personal Care segment to be lower in the fourth quarter of 2005 compared to 2004 primarily as the result of the sale of the Jerdon hotel and hospitality business.
          Sales for the Manufacturing segment decreased $12.3 million to $14.4 million. During the third quarter, inter-segment sales for the Manufacturing segment decreased $15.5 million to $9.9 million. Contract manufacturing sales increased by $3.2 million to $4.4 million as the result of the completion of one remaining project at the Mexican manufacturing facility. We expect sales for the Manufacturing segment to be lower in the fourth quarter of 2005 compared to 2004 as the result of the downsizing and termination of manufacturing operations in Mexico.
          Gross Profit. Applica’s gross profit margin decreased to 24.1% for the three months ended September 30, 2005 as compared to 27.9% for the same period in 2004. The decrease was primarily attributed to:
•	write-downs of property, plant, and equipment of $1.1 million, $1.4 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process and $2.2 million in severance related to the closure of our Mexican manufacturing operations; and

•	higher product warranty returns and related expenses of $0.7 million.
          We also experienced higher unabsorbed overhead and inefficiencies of $2.1 million at our Mexican manufacturing operations as the result of reduced production associated with our downsizing activities during 2004 and the first half of 2005 and the decision to close the manufacturing facility. Our results of operations for the third quarter were not significantly impacted by the higher unabsorbed overhead and inefficiencies as approximately $2.0 million was capitalized into inventory as of September 30, 2005.
          We have experienced an increase in our warranty returns and related expenses in the third quarter as compared to the same period in 2004. We believe that we have taken appropriate measures to combat this issue in a timely and effective manner. These measures include the contracting of an independent third party quality consultant to oversee the production process at our major suppliers in China.
          We expect unabsorbed overhead and inefficiencies to continue at our Mexican manufacturing operations in the fourth quarter of 2005 as we ceased production in late October 2005. We also anticipate incurring additional net severance of $1.6 million and accelerated depreciation of $0.5 million for the remainder of 2005 related to the termination of such manufacturing operations.
          The decreases in gross profit margins were partially offset by an improved product mix primarily as a result of the elimination of certain products identified in our product and customer profitability review. We expect our gross profit margins will benefit from improvements in product mix during the remainder of 2005.
          Selling, General and Administrative Expenses.
               Operating Expenses. Operating expenses decreased by $10.5 million, or 21.9%, to $37.5 million for the three months ended September 30, 2005 compared to the same period in 2004. As a percentage of sales, operating expenses increased slightly to 26.9% in the third quarter of 2005 compared to 26.3% in the 2004 period, primarily as the result of lower sales. Substantially all operating expenses were lower in the third quarter of 2005 compared to the same period in 2004. The following expenses decreased in the third quarter of 2005:
•	freight and distribution expense decreased by $2.2 million due to lower sales volume;

•	legal and consulting fees decreased by $2.0 million;

•	advertising and promotions decreased by $1.4 million;

•	payroll expense decreased by $1.3 million due to lower average headcount; and

•	royalties and sales-related expense decreased by $1.0 million due to lower sales volume.
               Termination Benefits. In the third quarter of 2004, we incurred termination costs of approximately $9.2 million related to the resignation of Applica’s former Chairman of the Board and certain other employment and consulting agreements and relationships.
               Loss on Sale of Subsidiary. In the third quarter of 2004, we sold Applica Durable Manufacturing Limited, our Hong Kong-based manufacturing operations, and recorded a loss on the sale of approximately $0.8 million, primarily from the realization of cumulative foreign currency translation adjustments.
          Interest Expense. Interest expense increased by $0.5 million, or 22.4%, to $2.9 million for the three months ended September 30, 2005, as compared to $2.4 million for the third quarter of 2004, as the result of higher interest rates, despite lower average debt levels. We expect interest rates to continue to increase for the remainder of 2005.
          Interest and Other Income. In July 2003, ZonePerfect Nutrition Company, an investment held by a partnership that was 50% owned by Applica, was sold for approximately $160.0 million. A portion of the proceeds from the sale of ZonePerfect was being held in escrow as of December 31, 2004, $8.4 million of which was owed to Applica. Half of this amount ($4.2 million) was recorded as part of the equity in net earnings of joint ventures in 2003. At December 31, 2004, Applica had not collected any portion of the escrowed funds and had included the $4.2 million in other receivables. Management believed that the collection of the remaining $4.2 million was uncertain and, therefore, such amount was not recorded into income as of December 31, 2004.
          In February 2005, Applica received approximately $1.6 million in the first distribution of the funds held in escrow. In August 2005, Applica received approximately $3.4 million in the second distribution of the escrowed funds. Applica applied these receipts, totaling $5.0 million, to the receivable balance at December 31, 2004 of $4.2 million and recorded income of $0.8 million. If and when the claims made on the remaining escrowed funds are resolved in its favor, Applica could receive cash and record additional earnings of up to $3.4 million, although it is likely that the claims will be settled for less.
          Taxes. Applica’s tax provision is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the third quarter of 2005, Applica had an effective tax rate of 50% before valuation allowance on deferred tax assets. The effective tax rate for the third quarter of 2004 was 34% before considering the impact on impairment of goodwill, providing for previously untaxed foreign earnings, and the additional valuation allowance on deferred tax assets recorded during the period.
          SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits and length of carry-back and carry-forward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment.
          As a result of the review undertaken at September 30, 2005, Applica concluded that it was appropriate to reduce net deferred tax assets by $3.0 million in the third quarter of 2005, primarily related to the net deferred tax assets in the Mexican manufacturing operations that are not likely to be realized. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $9.6 million as of September 30, 2005, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other foreign operations.
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
          Applica has elected on its 2004 U.S. Corporation Income Tax Return to take advantage of new section 965 of the Internal Revenue Code enacted as part of the American Jobs Creation Act of 2004. In general, section 965(a) provides for one taxable year an 85% dividends-received deduction with respect to certain cash dividends a company receives from its controlled foreign corporations. Applica elected the 85% dividends-received deduction on $66.7 million of cash dividends.
          There has been no impact to the consolidated financial statements in the three month period ended September 30, 2005 as a result of this election except for an income tax benefit of approximately $0.6 million recorded in the third quarter of 2005 pursuant to Notice 2005-64 issued by the IRS in September 2005.
          In October 2005, Applica was notified that Applica Canada Corporation, Applica’s Canadian operating subsidiary, was selected for an income tax audit for the 2003 and 2004 fiscal years by the Canada Customs and Revenue Agency. Management believes that adequate provision for taxes has been made for the selected years under examination.
          Earnings Per Share. Weighted average basic shares for the three-month periods ended September 30, 2005 and 2004 were 24,163,766 and 24,068,730, respectively. All common stock equivalents were excluded from the diluted per share calculations in the three-month periods ended September 30, 2005 and 2004 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the three-month periods ended September 30, 2005 and 2004 were options to purchase 2,701,405 and 2,185,718 shares of common stock, respectively, with exercise prices ranging from $2.53 to $31.69 and $3.63 to $31.69, respectively.
Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004
          Net Sales. Consolidated net sales decreased by $97.6 million to $368.5 million, a decrease of 20.9% from the third quarter of 2004.
          Sales for the Household Product segment, net of inter-segment sales, decreased $77.7 million to $325.4 million. For the nine months ended September 30, 2005:
•	sales of Black & Decker® branded products decreased by $69.3 million to $281.5 million;

•	sales of Littermaid® branded products decreased slightly by $0.2 million to $27.0 million; and

•	sales of other branded products decreased by $8.0 million to $16.9 million.

          The decrease in sales of Black & Decker® branded products in the nine months ended September 30, 2005 compared to the same period in 2004 was primarily attributable to lower sales of the Home Cafe™ single cup coffee makers and Tide™ Buzz™ ultrasonic stain remover, the elimination of certain products identified in our product and customer profitability reviews and inventory management by significant customers. We expect that sales of Black & Decker® branded products will be lower in the fourth quarter of 2005 as compared to the same period in 2004.
          Sales for the Professional Personal Care segment decreased by $10.2 million to $37.4 million for the nine months ended September 30, 2005. This decrease was partially the result of the sale of the Jerdon hotel and hospitality business in October 2004. Sales of products by the Jerdon division totaled $7.8 million for the nine months ended September 30, 2004. The remaining decrease was attributable to lower sales of Belson® branded products. We expect sales in the Professional Personal Care segment to be lower in 2005 compared to 2004 primarily as the result of the sale of the Jerdon hotel and hospitality business.
          Sales for the Manufacturing segment for the nine months ended September 30, 2005 decreased $114.0 million to $43.2 million. Inter-segment sales for the Manufacturing segment during the nine-month period decreased $104.3 million to $37.5 million. Contract manufacturing sales decreased $9.7 million to $5.8 million. These decreases were primarily the result of the sale of our Hong Kong-based manufacturing operations in July 2004. We expect sales for the Manufacturing segment to be lower in 2005 compared to 2004 as the result of such sale and the downsizing and closing of our manufacturing operations in Mexico.
          Gross Profit. Applica’s gross profit margin decreased to 20.4% for the nine months ended September 30, 2005 as compared to 27.6% for the same period in 2004. The decrease was primarily attributed to:
•	inventory write-downs of $12.8 million related to adjustment to net realizable value of the Home Cafe™ single cup coffee maker and the Tide™ Buzz™ ultrasonic stain remover;

•	raw materials inventory write off of $3.3 million, write down of property, plant and equipment of $1.1 million, accelerated depreciation of $2.7 million and severance charges of $2.8 million related to the downsizing and closure of our Mexican manufacturing operations; and

•	higher product warranty returns and related expenses of $5.2 million primarily in the first half of 2005.
          We also experienced higher unabsorbed overhead and inefficiencies of $6.3 million at our Mexican manufacturing operations as the result of reduced production associated with our downsizing activities during 2004 and the first half of 2005 and decision to close the manufacturing facility in Mexico. Included in cost of goods sold for the nine months ended September 30, 2005 were $2.9 million of these costs. The remaining $3.4 million was capitalized in inventory as of September 30, 2005.
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
          We have recently experienced an increase in our warranty returns and related expenses, primarily in the first half of 2005. We believe that we have taken appropriate measures to combat this issue in a timely and effective manner. These measures include the retention of an independent third party quality consultant to oversee the production process at our major suppliers in China and at our manufacturing facility in Mexico.

          We expect unabsorbed overhead and inefficiencies to continue at our Mexican manufacturing operations in the fourth quarter of 2005 as we ceased production in late October 2005. We also anticipate incurring additional net severance of $1.6 million and accelerated depreciation of $0.5 million for the remainder of 2005 related to the termination of such operations.
          The decreases in gross profit margins were partially offset by improved product mix primarily as a result of the elimination of certain products identified in our product and customer profitability review. We expect our gross profit margins to continue to benefit from improvements in the product mix for the remainder of 2005.
          Selling, General and Administrative Expenses.
               Operating Expenses. Operating expenses decreased $18.5 million, or 13.9%, for the nine months ended September 30, 2005 to $115.1 million compared to the same period in 2004. These expenses increased as a percentage of sales to 31.2% in 2005 from 28.7% in the 2004 period, primarily as the result of lower sales. The following expenses decreased for the nine months ended September 30, 2005:
•	advertising and promotions decreased by $7.6 million;

•	freight and distribution expense decreased by $3.6 million due to lower sales volume;

•	legal and consulting fees decreased by $3.2 million;

•	royalties and sales related decreased by $3.1 million due to lower sales volume;

•	bad debt expense decreased by $2.7 million; and

•	payroll expense decreased by $1.1 million due to lower average headcount.
          These decreases were offset by increases in depreciation and amortization of $1.3 million, due primarily to the write-off of the Tide™ Buzz™ license, and net increases of $1.5 million in various other selling, general, and administrative expenses.
               Restructuring and Other Credits. In the first quarter of 2004, we settled an outstanding litigation matter for $125,000 and reversed the remaining accrual of $563,000 related to such litigation.
               Termination Benefits. In the third quarter of 2004, we incurred termination costs of approximately $9.2 million related to the resignation of Applica’s former Chairman of the Board and certain other employment and consulting agreements and relationships.
               Loss on Sale of Subsidiary. In the third quarter of 2004, we sold Applica Durable Manufacturing Limited, our Hong Kong-based manufacturing operations, and recorded a loss on the sale of approximately $0.8 million, primarily from the realization of cumulative foreign currency translation adjustments.
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
          Interest Expense. Interest expense increased by $1.3 million, or 18.7%, to $8.0 million for the nine months ended September 30, 2005, as compared to $6.7 million for the same period in 2004. The increase was the result of higher interest rates and higher average debt levels. We expect interest rates to continue to increase for the remainder of 2005.
          Interest and Other Income. In July 2003, ZonePerfect Nutrition Company, an investment held by a partnership that was 50% owned by Applica, was sold for approximately $160.0 million. A portion of the proceeds from the sale of ZonePerfect was being held in escrow as of December 31, 2004, $8.4 million of which was owed to Applica. Half of this amount ($4.2 million) was recorded as part of the equity in net earnings of joint ventures in 2003. At December 31, 2004, Applica had not collected any portion of the escrowed funds and had included the $4.2 million in other receivables. Management believed that the collection of the remaining $4.2 million was uncertain and, therefore, such amount was not recorded into income as of December 31, 2004.

          In February 2005, Applica received approximately $1.6 million in the first distribution of the funds held in escrow. In August 2005, Applica received approximately $3.4 million in the second distribution of the escrowed funds. Applica applied these receipts, totaling $5.0 million, to the receivable balance at December 31, 2004 of $4.2 million and recorded income of $0.8 million. If and when the claims made on the remaining escrowed funds are resolved in its favor, Applica could receive cash and record additional earnings of up to $3.4 million, although it is likely that the claims will be settled for less.
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
          Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the first nine months of 2005, Applica applied an effective tax rate of 30% on its losses from operations before valuation allowances. The effective tax rate for the first nine months of 2004 was 38% before considering the impact on impairment of goodwill, providing for previously untaxed foreign earnings, and the additional valuation allowance on deferred tax assets.
          SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carry-back and carry-forward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment.
          As a result of the review undertaken at September 30, 2005, Applica concluded that it was appropriate to reduce net deferred tax assets by $1.6 million for the first nine months of 2005, primarily related to net deferred tax assets in Mexico that are not likely to be realized. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $9.6 million as of September 30, 2005, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other countries.
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
          Applica has elected on its 2004 U.S. Corporation Income Tax Return to take advantage of new section 965 of the Internal Revenue Code enacted as part of the American Jobs Creation Act of 2004. In general, section 965(a) provides for one taxable year an 85% dividends-received deduction with respect to certain cash dividends a company receives from its controlled foreign corporations. Applica elected the 85% dividends-received deduction on $66.7 million of cash dividends.
          There has been no impact to the consolidated financial statements in the nine months ended September 30, 2005 as a result of this election except for an income tax benefit of approximately $0.6 million recorded in the third quarter of 2005 pursuant to Notice 2005-64 issued by the IRS in September 2005.
          In October 2005, Applica was notified that Applica Canada Corporation, Applica’s Canadian operating subsidiary, was selected for an income tax audit for the years 2003 and 2004 by the Canada Customs and Revenue Agency. Management believes that adequate provision for taxes has been made for the years under examination.
          Earnings Per Share. Weighted average basic shares for the nine months ended September 30, 2005 and 2004 were 24,146,599 and 23,935,837, respectively. All common stock equivalents have been excluded from the diluted per share calculations in the nine-month period ended September 30, 2005 and 2004 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the nine-month period ended September 30, 2005 and 2004 were options to purchase 2,542,096 and 2,138,567 shares of common stock, respectively, with exercise prices ranging from $2.53 to $31.69 and $3.63 to $31.69, respectively.

Liquidity and Capital Resources
Liquidity
          In October 2005, we entered into a secured term loan agreement with Mast Credit Opportunities I, (Master) Ltd. to borrow $20 million. The term loan is secured by a lien on Applica’s assets, which is subordinate to the senior credit facility. We used the proceeds from the term loan to repurchase from Mast $5.0 million of our 10% senior subordinated notes due 2008 at 98% of par value. The balance of the proceeds was used to pay down the senior credit facility.
          The term loan bears interest at the three-month LIBOR rate plus 625 basis points, which was 10.51% on November 2, 2005. The term loan matures in November 2009 and requires no principal payments until such time. In connection with the repayment of the term loan, after June 30, 2006 we are required to pay an exit fee that increases on a periodic basis from 1% to 4% of the principal amount of the loan. We incurred fees of approximately $0.2 million in connection with the term loan.
          We expect to continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to fund operating expenses. In order to meet our cash requirements, we intend to use our existing cash, internally generated funds, and borrowings under our senior credit facility and term loan. Based on our current internal estimates, we believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months. However, should the assumptions underlying our estimates prove incorrect, our liquidity may be negatively impacted.
          Additionally, our ability to borrow under our senior credit facility line is dependent upon us maintaining a minimum average monthly availability of $20 million. Beginning in December 2005 and through the remaining term of the senior credit facility, we will be required to maintain minimum average monthly availability of $28 million and a daily availability block of $20 million. Factors impacting our ability to maintain that availability include our ability to:
•	generate net earnings;

•	maintain or improve terms with our suppliers;

•	manage inventory levels effectively; and

•	maintain or improve accounts receivables days sales outstanding.
          If we are unable to maintain the minimum availability or fail to obtain the consent of our lenders to waive such requirements, our liquidity will be negatively affected. We believe that we will be able to maintain such requirements or obtain our lenders’ consent to waive or amend such requirements. Additionally, if necessary, we believe we will have access to other financing sources to provide the necessary liquidity to finance our short-term cash requirements, such as refinancing our existing senior credit facility, secondary lien financing, or other similar capital markets financing. However, we may not be able to effect any needed refinancing on commercially reasonable terms or at all.
          Operating Activities. For the nine months ended September 30, 2005, Applica’s operations used cash of $1.5 million, compared with the use of cash of $83.1 million for same period in 2004. The improvement in operating cash flows from the prior period was principally attributable to collections of accounts receivable.
          As part of our capital management, we review certain working capital metrics. For example, we evaluate our accounts receivable and inventory levels through the computation of days sales outstanding and days in inventory ratio. The number of days sales outstanding at September 30, 2005 increased slightly from the number of days sales outstanding at September 30, 2004. Average days in inventory at September 30, 2005 decreased slightly in comparison to the same period in 2004.
          We expect to pay approximately $3.8 million in net severance and other benefits to employees at our Mexican manufacturing facility in the fourth quarter of 2005 as we wind down our Mexican manufacturing operations.
          Our results of operations for the periods discussed were negatively impacted by inflation pressures on the price of raw materials. During 2005, we have not been significantly affected by foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against foreign currencies could result in certain suppliers increasing the United States dollar prices for future product purchases. In addition, we use foreign exchange contracts, which usually mature within one year, to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases by our foreign subsidiaries in Canada and Latin America.
          Investing Activities. For the nine months ended September 30, 2005, investing activities generated cash of $0.1 million compared to $19.7 million of cash generated in the nine months ended September 30, 2004. The decrease in cash flows from investing activities was primarily a result of the proceeds generated from the sale of our Hong Kong-based manufacturing operations in July 2004, offset by the following:
•	lower capital expenditures associated with the implementation of a new ERP system, which was completed in March 2005; and

•	lower capital expenditures for tooling and equipment due to the sale in July 2004 of our Hong Kong-based manufacturing operations and downsizing and closure of our Mexican manufacturing operations.
          Applica makes capital expenditures primarily for new product development, product tooling and improvements in technology. Capital expenditures for the first three quarters of 2005 were $3.1 million and were primarily related to the implementation of a new ERP system, which went into production in April 2005. Capital expenditures for 2005 are expected to be approximately $4.5 million and are allocated as follows:
•	$3.5 million for the ERP implementation and information technology upgrades;

•	$0.2 million for new products; and

•	$0.8 million for other improvements.
          Applica plans to fund such capital expenditures with cash flow from operations and, if necessary, borrowings under its senior credit facility.
          Financing Activities. Net cash used in financing activities was $3.3 million in the nine months ended September 30, 2005, compared to cash provided of $54.7 million in the nine months ended September 30, 2004. The decrease is primarily attributable to higher levels of borrowing in 2004.
Capital Resources
          Applica’s primary sources of short-term capital are its cash flow from operations and borrowings under its senior credit facility. Applica’s credit facility is a $175 million asset-based senior secured revolving credit facility maturing in November 2009. Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories.
          At Applica’s option, interest accrues on the loans made under the senior credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (pursuant to the amended facility set at 2.50% through November 30, 2005), which was 6.36% at September 30, 2005 and 6.59% at November 2, 2005; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin pursuant to the amended facility set at 0.50% through November 30, 2005), which was 7.25% at September 30, 2005 and 7.50% at November 2, 2005.
          Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (pursuant to the amended facility set at 0.50% through November 30, 2005), which was 7.25% at September 30, 2005 and 7.50% at November 2, 2005.

          Management expects borrowing margins under the senior credit facility to remain at 2.50% and 0.50% for LIBOR and Base Rate borrowings, respectively, for the remainder of 2005.
          In June 2005, Applica amended its senior credit facility to provide a temporary increase in liquidity from July through November 2005. Pursuant to the amended facility, from July 1, 2005 through November 30, 2005, Applica is required to maintain a minimum average monthly availability of $20 million and has a daily availability block of $15 million. If Applica fails to maintain the minimum average monthly availability during this period, then Applica must meet certain monthly EBITDA minimums. Beginning in December 2005 and through the remaining term of the credit facility, Applica will be required to maintain minimum average monthly availability of $28 million and a daily availability block of $20 million.
          In October 2005, Applica entered into a Second Amendment to Amended and Restated Credit Agreement with the lenders under its senior credit facility, which authorized the term loan transaction. In consideration of such amendment, Applica paid its bank group a fee of $50,000.
          As of September 30, 2005, Applica was borrowing approximately $89.4 million under its senior credit facility and had approximately $40.5 million available for future cash borrowings. As of November 2, 2005, Applica was borrowing approximately $82.7 million under the facility and had approximately $45.4 million available for future cash borrowings. There were $1.7 million in letters of credit outstanding under the credit facility at September 30, 2005 and November 2, 2005.
          Applica has classified the borrowings under the senior credit facility as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Despite such classification, Applica has the ability and the intent to maintain these obligations for longer than one year.
          Applica also has senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and maturing on July 31, 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, at various redemption prices. During 2003 and 2004, Applica repurchased $69.3 million of 10% notes. As of September 30, 2005, the outstanding principal balance was $60.8 million. In October 2005, Applica repurchased an additional $5.0 million of the 10% notes. As of November 2, 2005 the outstanding principal amount of the 10% notes was $55.8 million.
          At September 30, 2005, debt as a percent of total capitalization was 70.4%, as compared to 64.0% at September 30, 2004.
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
Use of Estimates and Critical Accounting Policies
          The preparation of Applica’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and Applica’s actual results are subject to the risk factors included in “Forward Looking Statement Disclosure” above.
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
          Collectibility of Accounts Receivable. Applica records allowances for estimated losses resulting from the inability of its customers to make required payments on their balances. Applica assesses the credit worthiness of its customers based on multiple sources of information and analyzes factors including:
•	Applica’s historical bad debt experiences;

•	publicly available information regarding its customers and the inherent credit risk related to them;

•	information from subscription-based credit reporting companies;

•	trade association data and reports;

•	current economic trends;

•	changes in customer payment terms or payment patterns; and

•	receivables covered under insurance agreements.
          This assessment requires significant judgment. If the financial condition of Applica’s customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at September 30, 2005 and would result in a charge to income in the applicable period. Conversely, if the financial condition of Applica’s customers were to improve or its judgment regarding their financial condition was to change positively, a reduction in the allowances may be required, which would result in an increase in income in the applicable period.
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

          Product Liability Claims and Litigation. Applica is subject to lawsuits and other claims related to product liability and other matters that are being handled in the ordinary course of business. Applica maintains accruals for such costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate. With respect to product liability claims, Applica estimates the amount of ultimate liability in excess of applicable insurance coverage based on historical claims experience and current claim estimates, as well as other available facts and circumstances. In addition, we have accrued for certain potential product liability claims to the extent we can formulate a reasonable estimate of their costs.
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
Other Matters
          Recent Accounting Pronouncements. See Note 1 to the Consolidated Financial Statements included in this Form 10-Q for information related to recent accounting pronouncements.
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
          As of September 30, 2005, there were no outstanding interest rate management contracts. Applica will initiate interest rate risk management contracts in the fourth quarter of 2005 if required by its policy.

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
          It is Applica’s policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as set forth above. Applica does not enter into foreign currency transactions for speculative purposes. As of September 30, 2005, we had notional amounts of $5.0 million Canadian dollars under foreign currency contracts that expire between October 1, 2005 and November 1, 2005. The fair market value of these contracts is currently immaterial. The fair market value represents the amount Applica would pay upon exiting the contracts at September 30, 2005 and was determined based on market quotes. Applica does not intend to exit these contracts at this time.
Additional Information
          For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Applica’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
          Evaluation of Disclosure Controls and Procedures. Applica has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Applica’s CEO and CFO have concluded that, as of September 30, 2005, Applica’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Applica in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by Applica in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
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

APPLICA INCORPORATED (Registrant)

November 7, 2005	By:	/s/ Harry D. Schulman

Harry D. Schulman
President and Chief Executive Officer

November 7, 2005	By:	/s/ Terry L. Polistina

Terry L. Polistina
Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)