Form 10-K
period 2005-12-31
APPLICA INC
filed 2006-03-16
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10177
APPLICA INCORPORATED

(Exact name of Registrant as specified in its charter)

Florida	59-1028301

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3633 Flamingo Road, Miramar, Florida	33027

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (954) 883-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $0.10 par value	New York Stock Exchange
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated ☐	Filer Accelerated ☒	Filer Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of June 30, 2005, the aggregate market value of the voting stock (based on the closing price as reported by NYSE of $3.23) held by non-affiliates of the Registrant was approximately $76.6 million (based on reported ownership of all directors and executive officers of the Registrant). This determination does not, however, constitute an admission of affiliated status for any of these individual shareholders.
     As of March 15, 2006, there were 24,179,069 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

     As used in this Annual Report on Form 10-K, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “Applica believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors, including the specific factors set forth in Item 1A. Risk Factors, below. Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance, or achievements of Applica may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. Applica disclaims any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
PART I
Item 1. Business
Overview
     Applica is a marketer and distributor of a broad range of branded small household appliances. Applica markets and distributes kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, and its own brand names, such as LitterMaid®, Belson®, Windmere® and Applica®. Applica’s customers include mass merchandisers, beauty supply distributors, specialty retailers, department stores, pet supply channels, home centers and appliance distributors primarily in North America, Latin America and the Caribbean.
     Through October 2005, Applica managed its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased manufacturing operations in October 2005. For additional financial information about segments and financial information about geographical areas, see Note R, Business Segment and Geographic Area Information, to the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K.
     The small household appliance sector of the consumer goods industry is a mature industry characterized by intense competition based on price, quality, retail shelf space, product design, trade names, new product introduction, marketing and distribution approaches. Chinese manufacturers have emerged over the last few years as low cost and high quality competitors resulting in increased outsourcing by U.S. suppliers and even some retailers. Additionally, retailer consolidation has resulted in a significant power shift from suppliers to retailers, and supplier consolidation has resulted in large companies with brand depth and breadth that provide a significant competitive advantage. Applica competes with both domestic and international distributors primarily at mid-tier price points.
     Retailer consolidation, industry consolidation and high raw materials prices have eroded our profitability. We have been focused on making changes to our business model in order to combat these pressures. Measures we have taken so far include:
•	the downsizing and ultimate sale of our Hong Kong-based manufacturing operations;

•	the downsizing and closure of our manufacturing operations in Mexico;

•	the establishment of key sourcing partners;

•	the product and customer profitability initiative; and

•	a reduction in our workforce in the U.S. and Canada.
     As the result of the closure of our manufacturing operations in Mexico in October 2005 and the sale of our Hong Kong-based manufacturing operations in July 2004, we now outsource all of our production to third-party suppliers located primarily in China. We work with our suppliers to obtain the lowest possible product costs for our customers, without compromising quality, while attempting to maintain reasonable gross margins for us.

     With the closure of our manufacturing facility in Mexico, we have completed our transition from a manufacturer to a company that sources and distributes small household appliances. We believe that this change will help offset the margin pressures resulting from the combination of the inflation in raw materials prices and the deflationary pricing pressures from the retail environment. This transition has reduced our risk profile by shifting significant costs from fixed to variable. This has also improved our ability to react to a rapidly changing global marketplace.
     In late 2004, we initiated a product and customer profitability review. Through this process, management identifies products sold to customers that do not meet Applica’s product profitability threshold. Once those products are identified, management requests either a price increase from the applicable customer or cost reductions from the applicable supplier. If the combination of price increases and cost reductions does not increase the product’s profitability to meet the threshold, Applica will generally not offer such product to the customer. However, management may make certain exceptions under limited circumstances. As expected, the initiative has significantly reduced the number of products we offer, primarily in the kitchen products and home products categories. As a result, our sales volume decreased in 2005.
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
Business Strategy
     We have combined top brand names such as Black & Decker®, SpaceMaker®, Gizmo™, and LitterMaid® with a reputation for durability and innovation. Our business strategy includes the following:
     Pursue strategic alternatives. Applica’s Board of Directors and management believe that, following their continued review of our business, products, and current strategic position, it is appropriate to initiate an external process to explore strategic alternatives to enhance shareholder value. As a result, in February 2006, we engaged Banc of America Securities as our financial advisor to assist the Board and management in this process, which could include a sale or merger of Applica. However, there can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing.
     Maximize utility of our brand assets. Applica has world-class brands with strong consumer equities. Applica is working to build a fully integrated communication strategy that allows for consistent communication of our brand equity across all consumer touch points including: industrial design, package graphics, in-store advertising, web design and national advertising. When appropriate, national advertising will be used to generate direct sales while also creating increased consumer demand for our products at retail.
     Leverage innovation and strategic marketing to drive profitability. New products allow us to generate higher margins based on their uniqueness and desirability in the marketplace. We believe that the enhancement and extension of our existing products and the development of new products are necessary for our continued success and growth. We intend to drive revenues through innovation within our core appliance categories, using new technologies and new marketing platforms. We also intend to create new categories or grow categories through distinctive products and brand development.
     We are increasing our consumer knowledge through market research, which will support the expansion of profitable market segments. We invest market research dollars and work closely with both retail customers and suppliers to identify consumer needs and preferences. This information is then used to generate new product ideas, as well as optimize and revitalize existing products. We design the style, features and functionality of our products to meet consumer requirements for performance. We are redesigning our product development process to better serve consumer needs and maximize our available resources. We are also building unity among our strategic marketing, our product portfolio and our customer category needs so that we can better capitalize on current consumer trends.

     Create long-term cost and quality advantages for our customers. We maintain a value chain for our customers that meets their cost and quality objectives by leveraging our growing competency in sourcing. We are accomplishing this by strengthening our relationships with suppliers in China who can timely deliver good quality products at a reasonable cost. These relationships allow us to fully capitalize on our combined strengths, provide a foundation for new product development, deliver quality products consistent with the reputation of our brands and deliver products at costs that are competitive in our industry.
     Optimize our supply chain. We are undertaking a thorough review of our sales and operations planning (S&OP) process to better coordinate and align forecasted demand with available supply. We anticipate making selective investments in inventory to improve customer service levels. The supply chain has been working to better define product velocities, estimate procurement, manufacturing and logistical lead times, and plan order placement accordingly. We have also been working to better integrate our preferred suppliers within our supply chain through software connections and more regular and effective collaborative communication.
Alvarez & Marsal
     In October 2005, we engaged Alvarez & Marsal, LLP (“A&M”) a global professional services firm specializing in turnaround management, to work with the Board of Directors and management team to evaluate the 2006 business plan. In December 2005, Applica extended A&M’s engagement and appointed David Coles of A&M as interim Chief Operating Officer. The second phase of A&M’s engagement is focused on implementing various business initiatives and driving performance improvement. Since being engaged, A&M has assisted management in numerous business improvement initiatives which are in the process of being fully developed, executed and monitored. The term of A&M’s engagement is through May 2006.
Products
     Applica primarily distributes five categories of products: kitchen products, home products, personal care products, pet products and pest control products. The following table sets forth the approximate amounts and percentages of Applica’s consolidated net sales by product category during the periods shown:

	2005		2004			2003
	(Dollars in thousands)
	Net Sales	%	Net Sales		%	Net Sales		%
Kitchen Products	$327,057	59%	$435,686		61%	$340,689		55%
Home Products	118,507	21%	136,089		19%	133,404		21%
Personal Care Products	54,874	10%	63,743	(1)	9%	67,746	(1)	11%
Pet Products	38,324	7%	36,350		5%	33,197		5%
Pest Control Products	8,421	1%	14,549		2%	16,639		3%
Contract Manufacturing(2)	8,936	2%	17,653	(3)	3%	28,246	(3)	4%
Other Products	—	0%	5,702		1%	3,515		1%

Consolidated	$556,119	100%	$709,772		100%	$623,436		100%

(1)	Includes sales of products by the Jerdon hotel and hospitality division, which was sold in October 2004. Such sales totaled $8.4 million in 2004 and $13.3 million in 2003.

(2)	Includes contract manufacturing sales from our Mexican manufacturing operations, which ceased operations in October 2005. Such sales totaled $8.9 million in 2005, $3.5 million in 2004 and $0.9 million in 2003.

(3)	Includes contract manufacturing sales from our Hong Kong-based manufacturing operations, which were sold in July 2004. Such sales totaled $14.2 million in 2004 and $27.5 million in 2003.
     The kitchen products group includes cooking, beverage and food preparation products and constitutes our largest product category. Applica provides customers with a broad product line in the small kitchen appliances market, primarily at mid-tier price points. Our products in this category include toaster ovens, toasters, blenders, can openers, coffee grinders, coffee makers, electric knives, jar openers, skillets, bag sealers, deep fryers, food choppers, food processors, hand mixers, rice cookers and steamers and other similar products. This category also includes the Black & Decker® single cup coffee maker that is a part of the Home Café™ brewing system developed with The Procter & Gamble Company. Black & Decker® branded toaster ovens, hand mixers, can openers, citrus juicers, and food steamers are market leaders in this category.

     The home products group includes garment care products, such as hand-held irons. Black & Decker® branded irons continue to be a leader in the category through design innovations. We also distribute vacuum cleaners under the Black & Decker® brand in Latin America.
     The personal care products group focuses mainly on professional personal care lines marketed under the Belson® brand and other private label brands, and includes hair dryers, curling irons, curling brushes, hairsetters, combs and brushes and shears. The products are sold primarily to beauty supply distributors and beauty supply stores, which in turn sell the products to beauty salons and professional hair stylists.
     The pet products group features the Litter Maid® patented self-cleaning cat litter box. This innovative product is supported throughout the U.S. marketplace at retailers like Wal-Mart, Target, PetsMart and Petco. Litter Maid® is driven by a national TV advertising campaign. The Litter Maid® product line delivers a recurring revenue stream from consumable accessories, including waste receptacles, charcoal filters, and Litter Maid® branded litter.
     Applica’s pest control products group includes pest control and repelling devices that use ultra-sonic or sub-sonic sound waves to control insects and rodents, primarily in homes. The core of the business is the ultrasonic direct plug-in pest repellers, a result of the Weitech, Inc. acquisition in May 2002. Since 2004, the majority of the pest products have been marketed under the Black & Decker® brand name.
     Our Hong Kong-based manufacturing operations, which were sold in July 2004, also served as a contract manufacturer for a range of small appliances, including air cleaners, oral care products and pool cleaners, which it sold to small appliance companies primarily in the United States. In 2005 and 2004, our Mexican manufacturing facilities engaged in a small amount of contract manufacturing. The Mexican manufacturing operations ceased production in October 2005.
Product Development
     We are redesigning our product development process to better serve consumer needs and maximize our available resources. The process is focused on quality, design, appropriate performance characteristics and speed-to-market. We have product development teams dedicated to creating innovative products in and outside of our core categories. This internal process also helps us manage the improvement of quality, performance and cost of existing products.
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
     New products are those that require a new mold, have a new feature or benefit, or those that have not been in our product line in the previous 12 months. Adding features or providing a “fresh” look to existing products, either through design upgrades or creative packaging, is a necessity for maintaining consumer preferences, protecting existing retailer shelf space and maintaining acceptable price points. Applica launched over 140 new products in 2005, over 140 in 2004 and 120 new products in 2003, most of which were refreshes. Some of the new products launched in 2005 included:
•	the second generation Black & Decker® single cup coffee maker that is a part of the Home Café™ brewing system;

•	the 3-in-1 Open It All Lids Off®, which opens jars, cans and bottles and constitutes the second generation of jar openers; and

•	the Gizmo Tilt ‘N Mix® salad dressing mixer, a new Gizmo product that capitalizes on the current healthy eating trend.

Brands
     Applica licenses the Black & Decker brand for use in marketing small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. In addition, Applica owns certain sub-brands, including Toast R Oven, ProFinish and Quick N’ Easy, and licenses Spacemaker for under the cabinet kitchen appliances. Applica continues to develop new sub-brands for product differentiation at the retail level, including Gizmo™, SmartBrew™, Digital Advantage™ and Prestige™. Further, Applica has licenses from The Procter & Gamble Company to use the Home Cafe™ brand worldwide for the Black & Decker® single cup brewing machine.
     The major portion of Applica’s revenue is generated through the sale of Black & Decker® branded products, which represented approximately 78% of Applica’s total consolidated revenue in 2005, 79% in 2004 and 70% in 2003.
     The personal care category is targeted specifically at beauty retailers and the salon segment under the Belson® brand and other private label programs. Applica also markets several pet products and accessories under the Litter Maid® brand.
     Applica also has, and from time to time will enter into, licenses and other agreements that grant it the right to use other trademarks and trade names.
Strategic Alliances
     Applica continues to pursue strategic alliances to further differentiate our products and to create growth opportunities. Such alliances may include brand development and product development alliances. Our current alliance with The Black & Decker Corporation encompasses brand development. Applica has worked closely with The Black & Decker Corporation to ensure that the Black & Decker® brand representation is seamless to the consumer. An example of this relationship is the joint development of new consumer communications for the Black & Decker® brand. This project involves the creation of packaging and advertising materials that will be similar for all Black & Decker® branded products, including household appliances and power tools. In 2005, we also worked in conjunction with The Black & Decker Corporation to upgrade the level of consumer product information on our website, providing easier access to a more comprehensive product assortment with improved navigation.
     Additionally, in 2004, we introduced the Home Café™ single-cup coffee maker with The Procter & Gamble Company. This product provides Applica with the opportunity for recurring revenues through a consumable component. Applica may share in revenues received by Procter & Gamble from the sale of the beverage pods if certain targets for household penetration are met by the Home Café™ platform. Such targets were not met in 2005 and are not expected to be met in 2006. If such targets are not met by 2009, Applica will not receive any revenue related to the sale of beverage pods.
Suppliers
     Applica purchased approximately 86% of its finished products from outside suppliers in 2005, 65% in 2004 and 37% in 2003.
     In July 2004, as part of the sale of our Hong Kong-based manufacturing operations, Applica entered into a supply agreement with Elec-Tech International (H.K.) Company, Ltd. Elec-Tech accounted for approximately 35% of Applica’s total purchases in 2005 and 14% in 2004. The supply agreement was terminated by Applica in December 2005 as the result of material breaches by Elec-Tech, most of which were corrected after the termination date. Applica intends to continue to purchase certain products from Elec-Tech and Elec-Tech is expected to remain a significant supplier for us in 2006. We believe that the products currently made by Elec-Tech are available from other suppliers on similar terms, although the transition of a significant amount of production would involve some risks. (For additional information, see Item 1A. Risk Factors, below.)
     At December 31, 2005, all significant accounts receivable from Elec-Tech had been settled. At December 31, 2005 accounts payable of $9.9 million were due to Elec-Tech. At December 31, 2004, accounts receivable of $9.1 million from Elec-Tech and accounts payable of $10.8 million due to Elec-Tech were presented net and were included in accounts payable in the accompanying consolidated balance sheet. Effective December 1, 2005, our accounts payable terms with Elec-Tech changed from 60 days from invoice date to 30 days from invoice date.
     We maintain supply contracts with certain other third party suppliers, which include standard terms for production, delivery, quality and indemnification for product liability claims. Specific production amounts are ordered by separate purchase orders.
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
     Upon request, Black & Decker may elect to extend the license to use the Black & Decker® brand to certain additional products. In 2004, Black & Decker extended the license to bug zappers. In 2005, the license was extended to electric garment steamers and hair straightening and curling irons for the Latin American marketplace.
     Applica owns the Litter Maid® trademark for self-cleaning litter boxes and has extended the trademark for accessories such as litter, a litterbox privacy tent and waste receptacles. Applica owns two patents and has exclusive licenses to three other patents covering the Litter Maid® litter box, which require Applica to pay royalties based on a percentage of sales. The license agreements are for the life of the applicable patent and do not require minimum royalty payments. The patents have been issued in the United States and a number of foreign countries.
     Additional important brand names that we own include Windmere®, Belson® and Applica®. The Windmere® brand is targeted to electric kitchen appliances, primarily in Latin America. Belson® is targeted to the personal care market. In addition, we acquired certain sub-brands used with our Black & Decker® products, including Toast R Oven, ProFinish and Quick N’ Easy ,and license Spacemaker for under the cabinet kitchen appliances.
Customers
     Applica markets its products primarily through mass merchandisers, but also distributes to home improvement warehouses, specialty retailers, warehouse clubs, drug and grocery stores, department stores, television shopping channels, pet supply retailers, beauty supply stores, catalogers, independent distributors and military post exchange outlets, as well as through e-commerce websites. In each of 2005, 2004 and 2003, Applica’s top three customers were Wal-Mart Stores, Inc., Target Corporation and Sally Beauty Supply. These customers accounted for approximately 48% of consolidated net sales in 2005, 51% in 2004 and 44% in 2003. Wal-Mart accounted for approximately 32% of our consolidated net sales in 2005, 35% in 2004 and 30% in 2003. Target Corporation accounted for approximately 11% of our consolidated net sales in 2005, 11% in 2004 and 9% in 2003. No other customer accounted for more than 10% of consolidated net sales in 2005, 2004 or 2003.
Sales, Marketing and Distribution
     Applica’s products are sold principally by an internal sales staff. The sales teams for Wal-Mart Stores Inc. and Target Corporation are located in Bentonville, Arkansas and Minneapolis, Minnesota in order to provide full sales operational support to our two biggest customers. We also have a regional sales office in Chicago, Illinois, which manages a national network of sales management and account executives focused on all other key U.S. retailers, and regional sales offices in Canada, Mexico, Colombia and Chile, which manage the sales organizations in each such region. Each sales manager has primary coverage responsibility for certain retail accounts. We also use independent sales representatives, primarily in Central America and the Caribbean. Additionally, we use outside sales representatives for the professional personal care business. This strategy allows us to keep our costs variable, while giving us access to sales people that are knowledgeable about the categories. In addition to directing our marketing efforts toward retailers, we sell certain of our products directly to consumers through infomercials and our internet website.
     Currently, our internal marketing organization is comprised of four groups:
•	strategic marketing, which provides strategic leadership and is responsible for brand management at a high level;

•	product portfolio, which leads the development of sourcing strategies, category specific strategies and new products and drives consumer understanding of core products at category level;

•	corporate/channel marketing, which directs customer development through corporate strategy, product segmentation and direct logistics integration and coordination through channel and customer planning and development; and

•	creative services, which develops product packaging and promotional and informational materials for our products.
     The marketing groups develop products for all Applica markets. We use media advertising, cooperative advertising and other promotional materials to promote our products and develop brand awareness. Applica enhances the equity of key brands through design, promotion and product functionality based on consumer feedback. The level of promotional effort targeted toward sales velocity and brand building is determined by the profitability of the category, the strategic importance of the brand and retailer plans.
     We distribute most of our products to retailers, including mass merchandisers, department stores, home improvement stores, warehouse clubs, drug chains, catalog stores and discount and variety stores. We market our professional personal care appliances and hair care accessories to professional beauty and barber retail stores and to beauticians, barbers and stylists, primarily through distributors in the United States.
     Our policy is to maintain our inventory levels to service the rapid delivery requirements of our customers. Because of manufacturing lead times and our seasonal sales, it is necessary that we purchase products and thereby increase inventories based on anticipated sales and forecasts provided by our customers and our sales personnel.
Backlog
     Applica’s backlog consists of commitments to order and orders for our products, which are typically subject to change and cancellation until shipment. Customer order patterns vary from year to year, largely because of annual differences in consumer acceptances of product lines, product availability, marketing strategies, inventory levels of retailers and differences in overall economic conditions. As a result, comparisons of backlog as of any date in a given year with backlog at the same date in a prior year are not necessarily indicative of sales for that entire given year. As of December 31, 2005, Applica had a backlog of approximately $20.0 million compared to $22.3 million as of December 31, 2004. The decrease in the backlog from 2004 to 2005 is primarily attributable to the slower sales during the 2005 holiday season and the loss of contract manufacturing as the result of the elimination of our manufacturing operations, which involved longer lead-times for product orders. As of March 7, 2006, Applica had a backlog of approximately $22.6 million. We do not believe that the amount of backlog orders is a significant predictor of our business.
Seasonality
     Our business is highly seasonal, with operating results varying from quarter to quarter. We have historically experienced higher revenues in the third and fourth quarters of the fiscal year, primarily due to increased demand by customers in late summer for “back-to-school” sales and in the fall for the holiday season. The majority of our sales occur from September through November.

Competition
     The sale of small household appliances is characterized by intense competition. Competition is based on price and quality, as well as access to retail shelf space, product design, brand names, new product introductions, marketing support and distribution strategies. We compete with various domestic and international marketers and distributors, some of which have substantially greater financial and other resources than ours. We believe that our future success will depend upon our ability to develop and distribute reliable products that incorporate developments in technology and satisfy customer tastes with respect to style and design. It will also depend on our ability to market a broad offering of products in each category at competitive prices.
     Primary competitive brands in the household appliance market include Hamilton Beach, Procter Silex, Sunbeam, Mr. Coffee, Oster, General Electric, Rowenta, DeLonghi, Salton, Kitchen Aid, Cuisinart, Krups, Braun and Rival. In addition, we compete with retailers who use their own private label brands for household appliances. Primary competitive brands in the personal care market include Conair, Helen of Troy and Remington. Primary competitive brands in the pet and pest market include Petmate, Sunbeam and Coleman.
Regulation
     As a marketer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In March 2005, Applica, in cooperation with the Consumer Products Safety Commission, voluntarily recalled approximately 500,000 Black & Decker® BL 5000, BL 5900 and BL 6000 blenders. Substantially all costs and expenses related to this recall were reimbursed by the supplier who manufactured the blenders.
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
     Laws regulating certain consumer products also exist in some cities and states, as well as in other countries in which we sell our products. We believe that we are in substantial compliance with all of the laws and regulations applicable to us.
     Certain of the products sold by Applica in the United States are also subject to the Fair Packaging and Labeling Act. We believe that in addition to complying with the Fair Packaging and Labeling Act, we comply with the applicable rules and regulations of the Federal Trade Commission and other federal and state agencies with respect to the content of advertising and other trade practices.
     Our pest control products are subject to various regulations, including regulations promulgated by the U.S. Environmental Protection Agency, as well as laws and regulations of the states and applicable state agencies. Additionally, we intend that certain of our new products will be certified by NSF International, an independent, not-for-profit organization which develops national standards for public health and safety.
Employees
     As of March 1, 2006, Applica had approximately 330 full-time employees in North America, approximately 100 full-time employees in Hong Kong and mainland China and approximately 110 full-time employees in Latin America and the Caribbean. From time to time, Applica also uses the services of seasonal employees.

Other Matters
     Applica’s Annual Reports on Form 10-K, including this Form 10-K, as well as the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, are filed electronically with the SEC. You may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.
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
     In May 2005, Applica submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Item 1A. Risk Factors
     You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, in evaluating us and our business before making an investment decision regarding our securities. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. The risks listed below are not the only risks that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.
We Purchase A Large Number of Products From One Supplier. Production-Related Risks With This Supplier Could Jeopardize Our Ability To Realize Anticipated Sales And Profits.
     As part of the sale of our Hong Kong-based manufacturing operations, Applica entered into a supply agreement with an affiliate of the purchaser, Elec-Tech International (H.K.) Company, Ltd. Elec-Tech accounted for approximately 35% of Applica’s total purchases in 2005 and 14% in 2004. In December 2005, the supply agreement was terminated by Applica as the result of material breaches by Elec-Tech. Management and representatives of Elec-Tech have met on several occasions to discuss these and other matters and to negotiate the terms of future business between the parties, although no new supply agreement has been executed.
     We intend to continue to purchase products from Elec-Tech, and in order for us to realize sales and operating profits at anticipated levels, Elec-Tech must deliver high quality products in a timely manner. Among others, the following factors could have a negative effect on our ability to realize sales and profits:
•	substandard product quality; and

•	production schedule realization.
     We expect Elec-Tech to remain a significant supplier in 2006.
We Are Dependent On Key Personnel And The Loss Or These Key Personnel Could Have A Material Adverse Effect On Our Success.
     We are highly dependent on the skills, experience and services of key personnel and the loss of any key personnel could have a material adverse effect on our business, operating results and financial condition. Generally, a company will experience higher personnel turnover during its exploration of strategic alternatives. This could result in increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.
The New York Stock Exchange Has Notified Us That We Are Not In Compliance With Its Continued Listing Criteria. If We Are Delisted By The NYSE, The Price And Liquidity Of Our Common Stock Will Be Negatively Affected.
     In August 2005, we received notice from the New York Stock Exchange stating that we are no longer in compliance with its continued listing criteria, which require, among other things, that a listed company have a market capitalization of not less than $75 million and total shareholders’ equity of not less than $75 million. In order to maintain the continued listing of our common stock on the NYSE, we are following the NYSE’s rules and procedures applicable to listed companies which fail to meet the continued listing criteria. We are currently subject to quarterly monitoring by the NYSE for compliance with its continued listing criteria.
     We cannot assure you that the NYSE will maintain our listing in the future. In the event that our common stock is delisted by the NYSE, or if it becomes apparent to us that we will be unable to meet the NYSE’s continued listing criteria in the foreseeable future, we will seek to have our stock listed or quoted on another national securities exchange or quotation system. However, we cannot assure you that, if our common stock is listed or quoted on such other exchange or system, the market for our common stock will be as liquid as it has been on the NYSE. As a result, if we are delisted by the NYSE or transfer our listing to another exchange or quotation system, the market price for our common stock may become more volatile than it has been historically.

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
     All of the products we sell are manufactured by unaffiliated third party suppliers located primarily in China. International operations are subject to risks including, among others:
•	currency fluctuations;

•	labor unrest;

•	political instability;

•	lack of developed infrastructure;

•	longer payment cycles and greater difficulty in collecting accounts;

•	restrictions on transfers of funds;

•	import and export duties and quotas;

•	changes in domestic and international customs and tariffs;

•	unexpected changes in regulatory environments;

•	difficulty in complying with a variety of foreign laws;

•	difficulty in obtaining distribution and support; and

•	potentially adverse tax consequences.
     The foregoing factors may have a material adverse effect on our ability to increase or maintain our supply of products, our financial condition or the results of our operations.
There Can Be No Assurance That Any Strategic Transaction Will Occur Or, If One Is Undertaken, Of Its Potential Terms or Timing.
     We recently announced our intent to explore strategic alternatives to enhance shareholder value. As a result, in February 2006, we engaged Banc of America Securities as our financial advisor to assist the Board and management in this process, which could include a sale or merger of Applica. There can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing.
The Failure Of Our Business Strategy Could Have A Material Adverse Effect On Our Business.
     Additionally, as part of our business strategy, we plan to:
•	maximize utility of our brand assets

•	leverage innovation and strategic marketing to drive profitability

•	create long-term cost and quality advantages for our customers; and

•	optimize our supply chain.
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

Our Business Could Be Adversely Affected By Fluctuation of the Chinese Currency
     In 1994, China pegged the renminbi (also called the yuan) at an exchange rate of 8.28 to the U.S. dollar. U.S. groups have argued that the peg made China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. In July 2005, China ended its peg to the dollar and let the renminbi fluctuate versus a basket of currencies. Immediately, the new renminbi rate revalued the currency by 2.1% to 8.11 to the dollar. At March 10, 2006, the renminbi exchange rate was 8.05 to the dollar. Because a substantial number of our products are imported from China, the floating currency could result in significant fluctuations in our product costs and could have a material effect on our business.
We Depend On Purchases From Several Large Customers And Any Significant Decline In These Purchases Or Pressure From These Customers To Reduce Prices Would Have A Negative Effect On Our Business.
     Due to the consolidation of the retail industry, our customer base has become relatively concentrated. Wal-Mart Stores, Inc., our largest single customer, accounted for approximately 32% of our 2005 consolidated net sales, 35% of our 2004 consolidated net sales and 30% of our 2003 consolidated net sales. Our top three customers accounted for approximately 48%, 51% and 44% of consolidated net sales in 2005, 2004 and 2003, respectively. Although we have long-established relationships with many of our customers, we do not have any long-term supply contracts and purchases are generally made using individual purchase orders.
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
     Additionally, certain of our larger customers are using their own private label brands on household appliances that compete directly with our products.
Increases In Costs Of Products Will Reduce Our Profitability.
     Factors that are largely beyond our control, such as movements in commodity prices for the specific materials our products are made of, may affect the future cost of our products. As an example, our products require a substantial amount of plastic. Because the primary resource used in manufactured plastics is petroleum, the cost and availability of plastic varies to a great extent with the price of petroleum. In recent years, we have experienced increases in prices of petroleum, as well as steel, aluminum and copper.
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
Our Business Involves The Potential For Product Recalls And Product Liability Claims Against Us.
     As a distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily remove, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that could not be sold. We do not currently maintain product recall insurance.
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
Our Business Could Be Adversely Affected By Changes In Trade Relations With China.
     Most all of our products are imported from The Peoples’ Republic of China. China gained Permanent Normal Trade Relations with the United States when it acceded to the World Trade Organization, effective January 2002. The United States imposes the lowest applicable tariffs on exports from PNTR countries to the United States. In order to maintain its WTO membership, China has agreed to several requirements, including the elimination of caps on foreign ownership of Chinese companies, lowering tariffs and publicizing its laws. China may not meet these requirements, it may not remain a member of the WTO, and its PNTR trading status may not be maintained. If China’s WTO membership is withdrawn or if PNTR status for goods produced in China were removed, there could be a substantial increase in tariffs imposed on goods of Chinese origin entering the United States which would adversely impact our sales.
If We Are Unable To Renew The Black & Decker® Trademark License Agreement, Our Business Could Be Adversely Affected.
     We license the Black & Decker brand for use in marketing small household appliances in North America, Latin America (excluding Brazil) and the Caribbean. Sales of Black & Decker® branded products represented approximately 78% of our total revenue in 2005, 79% in 2004 and 70% in 2003. In October 2004, Applica and The Black & Decker Corporation extended the license agreement through December 2010. Renewals, if mutually agreed upon, will be for five-year periods and will require the payment of minimum annual royalties, which are currently $12.5 million.
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
Our Debt Agreements Contain Covenants That Restrict Our Ability To Take Certain Actions.
     Our credit facility, term loan and the indenture for our 10% notes impose restrictions that affect, among other things, our ability to incur debt, pay dividends, sell assets, create liens, make capital expenditures and investments, and otherwise enter into certain transactions outside the ordinary course of business. Our credit facility also requires us to maintain a minimum borrowing base availability or to meet certain financial tests. Our ability to continue to comply with the covenants and restrictions contained in our debt agreements may be affected by events beyond our control. The breach of any of these covenants or restrictions would result in a default under one or all of the debt agreements, in which case our lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable, foreclose on the assets securing the debt or cease to provide additional revolving loans or letters of credit, which could have a material adverse effect on our business.
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
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties
     The following table sets forth the principal operating facilities of Applica:

Location	Description	Area (Sq. Feet)
Miramar, Florida	Headquarters, general administration, sales, marketing and engineering offices	110,000 Leased

Queretaro, Mexico	Manufacturing, warehouse and office	290,000 Owned (1)

Little Rock, Arkansas	Warehouse and distribution	562,000 Leased

Memphis, Tennessee	Warehouse and distribution	140,000(2)

Hornlake, Mississippi	Warehouse and distribution	420,000(2)

Little Rock, Arkansas	Warehouse and distribution	245,000 Leased (3)

Concord, Canada	Sales office, warehouse and distribution	109,000 Leased

(1)	In October 2005, Applica ceased manufacturing operations at the Mexican facility.

(2)	These facilities are managed by a third party distribution provider.

(3)	The leases for these facilities was terminated in January 2006, except for 35,000 square feet which is used primarily for warehousing.
     We lease additional warehouse and office space in the United States, Hong Kong, Canada and Latin America pursuant to long and short-term contracts. We also contract with third party distribution providers that provide full service warehousing and shipping services. Applica has such arrangements in Miami, Tennessee, Mississippi, Puerto Rico, Mexico, Colombia, Venezuela, Chile, Peru, Argentina, Central America and China. Service contracts are typically short-term in nature, with fixed pricing, and provide for specific performance requirements related to customer service.
     We believe our current facilities are adequate to meet our needs in the foreseeable future. If necessary, we may, from time to time, downsize current facilities or lease additional facilities for warehousing and/or other activities.
     In the third quarter of 2004, Applica sold its Hong Kong-based manufacturing operations and transferred control of the related manufacturing facilities. In the fourth quarter of 2005, Applica entered into an agreement to sell its manufacturing facilities located in Queretaro, Mexico totaling 290,000 square feet. We expect the sale to close in the second quarter of 2006.
Item 3. Legal Proceedings
     Shareholder Litigation. Applica is a defendant in Scott Schultz, individually and on behalf of all others similarly situated, v. Applica Incorporated, Harry D. Schulman and Terry L. Polistina, 06-60149-CIV-DIMITROULEAS, which was filed in the United States District Court, Southern District of Florida on February 3, 2006, and Joseph Rothman, individually and on behalf of all others similarly situated, v. Applica Incorporated, Harry D. Schulman and Terry L. Polistina, 06-60230-CIV-ZLOCH, which was filed in the United States District Court, Southern District of Florida on February 24, 2006.
     These matters are purported class action complaints filed on behalf of purchasers of Applica Incorporated common stock during the period between November 4, 2004 and April 28, 2005. The complaints charge Applica and certain executive officers with violations of the Securities Exchange Act of 1934. The complaints allege that, throughout the class period, Applica issued materially false and misleading statements regarding its ability to transform its business and become more profitable. The complaints claim that these statements were materially false and misleading on the asserted basis that they failed to disclose the following: (a) that Applica was experiencing decreasing demand for its products; in particular, demand for two key products, Tide™ Buzz™ Ultrasonic Stain Remover and Home Cafe™ single cup coffee maker, were not meeting internal expectations; (b) that Applica was materially overstating its net worth by failing to timely write down the value of its inventory which had become obsolete and unsaleable; (c) that Applica was experiencing higher product warranty returns for which it had not appropriately reserved; and (d) that Applica’s financial statements issued during the class period were not prepared in accordance with GAAP and therefore were materially false and misleading.
     The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys’ fees and costs. Applica believes the claims are without merit. We intend to vigorously defend these lawsuits but may be unable to successfully resolve the disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to these litigation matters.
     As is often the case, the SEC has requested that Applica voluntarily produce certain documents in connection with an informal inquiry related to these matters. We intend to respond to the requests for documents and are fully cooperating with the SEC in this matter.
     Other Matters. Applica is subject to legal proceedings, products liability claims and other claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of Applica. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of Applica’s security holders during the fourth quarter of the year ended December 31, 2005.

PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters
     Applica’s common stock, $0.10 par value, is currently listed for trading on the New York Stock Exchange under the symbol “APN.” In August 2005, Applica was notified by the New York Stock Exchange that it was not in compliance with the NYSE’s continued listing standards. Applica is considered “below criteria” by the NYSE because over a consecutive 30 day trading period, its total market capitalization and its shareholders’ equity were each less than $75 million. While Applica was in full compliance with the previous continued listing standards set forth by the Exchange, the NYSE adopted new continued listing standards with which Applica is not currently in compliance.
     In order to maintain the continued listing of our common stock on the NYSE, Applica is following the NYSE’s rules and procedures applicable to listed companies which fail to meet the continued listing criteria. In September 2005, Applica presented a plan to the NYSE demonstrating how it intends to comply with the continued listing standards, which plan was accepted by the New York Stock Exchange. As a result of the acceptance, Applica’s common stock will continue to be listed on the NYSE pending quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure progress against the plan. We expect that the first review will be completed in April 2006. We cannot assure you that the NYSE will maintain our listing in the future.
     The following tables set forth, for the periods indicated, the range of high and low closing prices for the common stock as reported on the New York Stock Exchange:

	Closing Price
	High	Low
2004
First quarter	$11.24	$7.29
Second quarter	$14.26	$8.50
Third quarter	$8.91	$3.65
Fourth quarter	$6.05	$3.95

2005
First quarter	$6.04	$4.90
Second quarter	$5.24	$2.33
Third quarter	$3.25	$1.67
Fourth quarter	$1.89	$1.27
     At March 15, 2006, there were approximately 800 holders of record of our common stock. The number of holders of record of the common stock includes nominees of various depository trust companies for an undeterminable number of individual stockholders.
     Dividends. We are prohibited from declaring or paying cash dividends on our capital stock under the terms of our debt agreements. We did not pay any common stock dividends in 2005 or 2004, and we do not anticipate paying dividends in the foreseeable future. We intend to retain any earnings to finance our operations and for general corporate purposes.
     Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes our equity compensation plans as of December 31, 2005. Applica has not granted any warrants or stock appreciation rights.

Number of
securities
remaining
	Number of		available for the future issuance under
	securities to be	Weighted-	equity
	issued upon	average	compensation
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,306,224	$4.23	612,299
Employee stock purchase plan approved by security holders(1)	—	—	—
Equity compensation not approved by security holders(2)	177,000	$7.25	—

Total	2,483,224		612,299

(1)	The 2000 Employee Stock Purchase Plan was terminated on December 31, 2005.

(2)	Applica has granted non-qualified stock options, which were not issued under a formal plan and which were not approved by security holders. These options were for a term of ten years and expired in January 2006. No such options have been granted since 1998.

Item 6. Selected Financial Data
     The selected financial data presented below is derived from our audited financial statements and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and the Consolidated Financial Statements and related notes thereto included in Schedule I to this Annual Report on Form 10-K.

	2005		2004		2003		2002		2001
	(Dollars in thousands, except per share data)
Statement of Operations:
Net sales (1)	$556,119		$709,772		$623,436		$705,854		$709,451
Equity in net earnings (loss) of joint ventures	$—		$—		$55,570	(4)	$(1,498)		$(128)
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	$(46,380)		$(73,503)		$25,370		$9,878		$(24,292)
Income tax expense (benefit)	$2,889		$59,451		$10,147		$4,826		$4,146
Cumulative effect of change in accounting principle, net of tax benefit of $42,447	—		—		—		$(78,829)		—
Effective tax rate	(6.2)%		(80.9)%		40.0%		48.9%		(17.1)%
Net earnings (loss)	$(49,269	)(2)	$(132,954	)(3)	$15,223	(4)	$(73,777	)(5)	$(28,438	)(6)

Balance Sheet:
Working capital	$104,722		$116,390		$115,767		$137,706		$137,415
Current ratio	1.7		1.6		1.7		1.8		1.7
Property, plant and equipment, net	$19,715		$38,327		$70,389		$76,963		$82,337
Total assets	$297,282		$375,937		$478,836		$521,665		$633,684
Long-term debt and other long term liabilities	$76,225		$62,012		$75,261		$140,301		$135,017
Shareholders’ equity	$63,151		$110,970		$237,613		$219,128		$293,939

Per Share Data:
Earnings (loss) per common share — basic	$(2.04	)(2)	$(5.55	)(3)	$0.65	(4)	($3.15	)(5)	$(1.23	)(6)
Earnings (loss) per common share — diluted	$(2.04	)(2)	$(5.55	)(3)	$0.63	(4)	($3.10	)(5)	$(1.23	)(6)
Cash dividends paid	—		—		—		—		—
Book value at year end	$2.61		$4.60		$10.03		$9.33		$12.61
Return on average equity	(56.6)%		(76.3)%		6.70%		(28.8)%		(9.2)%

(1)	Effective January 1, 2005, Applica modified its accounting treatment for cooperative advertising and slotting fees. This modification resulted in a reclassification that reduced each of net sales, gross profit and selling, general and administrative expenses by $13.8 million in 2005, $17.0 million in 2004, $17.2 million in 2003, $21.5 million in 2002 and $17.6 million in 2001. The net sales figures presented above reflect such reclassification. Because the modification resulted solely in a reclassification within the consolidated statement of operations, there was no impact on Applica’s financial condition, operating income or net earnings for any periods presented.
(Footnotes continued on following page.)

(2) During 2005, Applica recorded:
•	inventory write-downs of $12.8 million related to adjustment to net realizable value of the Home Cafe™ single cup coffee maker and the Tide™ Buzz™ ultrasonic stain remover;

•	raw materials inventory write off of $3.3 million, write down of property, plant and equipment of $1.1 million, accelerated depreciation of $3.2 million and severance charges of $4.9 million related to the downsizing and closure of our Mexican manufacturing operations;

•	inefficiencies and unabsorbed overhead of $6.2 million associated with the downsizing and ultimate closure in October 2005 of our Mexican manufacturing operations;

•	$0.7 million in bad debt expense related to a contract manufacturing project at our Mexican manufacturing operations;

•	higher product warranty returns and related expenses of $5.2 million, primarily in the first half of 2005; and

•	additional tax expense of $1.9 million related to the closure of the Mexican manufacturing operations.
(3) During 2004, Applica recorded:
•	an impairment charge of $62.8 million as the result of its annual fair value assessment as of June 30, 2004 of goodwill in accordance with FASB Statement “SFAS” 142;

•	income tax expense of $57.8 million related to an increase in valuation allowances against net deferred tax assets;

•	restructuring charges of $9.2 million, primarily in connection with the downsizing of our Mexican manufacturing facility;

•	termination benefits of $9.2 million related to resignation of Applica’s former Chairman of the Board and the termination of certain other employment and consulting agreements and relationships; and

•	a net gain on the sales of a subsidiary, a division and certain property of $3.9 million.
(4) During 2003, Applica recorded:
•	equity in net earnings of its joint venture in which Applica owns a 50% interest of $55.6 million;

•	an impairment charge of $7.2 million in connection with an intangible asset related to the Black & Decker® trademark;

•	expenses of $7.0 million related to the restructuring of the Mexican and Chinese manufacturing facilities;

•	restructuring and other charges of $4.7 million related to accrued rental expenses at the Shelton, Connecticut facility, which was closed in the third quarter of 2002;

•	a reversal of $4.1 million in product recall related expenses recorded in cost of sales; and

•	expenses in an aggregate amount of $3.9 million related to the early extinguishment of $65.0 million of our 10% notes.
(5) In 2002, Applica recorded:
•	an adjustment of $121.3 million ($78.8 million, or $3.31 per share, net of tax on a full year and fully diluted basis) to reduce the carrying value of goodwill to its implied fair value, which was recorded pursuant to the provisions of SFAS 142; and

•	restructuring expenses of $10.6 million relating to the infrastructure consolidation.
(Footnotes continued on following page.)

(6)	In 2001, Applica took charges relating to several events in the aggregate amount of $28.2 million. These charges included:
•	$13.4 million related to a product recall;

•	$6.8 million related to infrastructure consolidation;

•	$5.2 million of such charges related to Applica’s execution of a new four-year senior secured revolving credit facility and the write-off of fees and expenses associated with the terminated credit facility; and

•	$1.5 million related to the devaluation of the Argentinean peso and $1.0 million related to the settlement of shareholder class action litigation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The following discussion of our financial conditions and results of operations should be read in conjunction with our financial statements and the related notes included in Schedule I to this Annual Report on Form 10-K. This discussion contains forward-looking statements. Please see Item 1A. Risk Factors, above, for a discussion of the uncertainties, risks and assumptions associated with these statements.
     Applica is a marketer and distributor of a broad range of branded small household appliances. Applica markets and distributes kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, and its own brand names, such as LitterMaid®, Belson®, Windmere® and Applica®. Applica’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.
     Through October 2005, Applica managed its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased operations in October 2005. For additional information, see Note R, Business Segment and Geographic Area Information, to the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K.
     We continuously have to balance the cost of our products, without compromising quality, with the price constraints from our customers. The prices of raw materials such as copper, steel and plastics have significantly increased in recent years and are expected to remain high in the foreseeable future. This has negatively impacted our gross margins by increasing the price we pay for our products, which in many circumstances we have been unable to pass on to our customers. This is expected to continue to negatively impact our margins in 2006.
     Mexican Manufacturing Operations. In recent years, we have been rationalizing our Mexican manufacturing operations. In 2004 and the first quarter of 2005, we shifted a significant amount of production from Mexico to third parties in China and began to reduce our Mexican manufacturing capacity to reflect only the volume needed for the Mexican marketplace. In July 2005, the decision was made to close our manufacturing operations in Mexico and production ceased in October 2005. The decision resulted primarily from competitive pressures from Chinese manufacturers. Manufacturers in China are now able to provide good quality and well-designed products at a cost that is lower than our cost to produce a similar product in Mexico.
     With the closure of the Mexican facility, we currently outsource the manufacturing of all of our products to third party suppliers located primarily in China. This allows us to concentrate our efforts on marketing, distribution and sourcing of our products. We expect to see the benefits of this decision in 2006 as we continue to work with our suppliers to obtain the lowest possible product cost without compromising quality. We do not expect to fully realize gross margin improvements from moving production to China until all of the remaining products manufactured by our Mexican facility are sold through to customers.
     In connection with the decision to close the Mexican manufacturing facility, we recorded a total of $12.5 million in restructuring charges in 2005. These charges consisted of the following:
•	$4.9 million in severance charges;

•	$3.3 million of write-offs of raw materials inventory no longer used in production;

•	$3.2 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process; and

•	$1.1 million write-down of property, plant and equipment.
     All restructuring charges relate to the Manufacturing reportable segment.
     We auctioned a significant portion of the machinery and equipment, along with some office furniture and equipment, in Mexico in December 2005. As a result of the auction, we realized net cash proceeds of approximately $2.9 million. As of December 31, 2005, we collected $2.0 million of such proceeds. The remaining proceeds of $0.9 million were collected in February 2006. The December 2005 auction resulted in a small gain. We expect to have another auction in March 2006 for the remaining property and equipment and expect to realize net proceeds of approximately $0.4 million. We do not expect the gain or loss associated with the March auction to be significant.
     In February 2006, we entered into a sale agreement with an unrelated third party to sell the land and building housing our factory in Mexico. We expect the sale to close in the second quarter of 2006. The land and building were classified as an asset held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheets. The value of the facilities was approximately $5.3 million (net of commissions) as of December 31, 2005. We do not expect a gain or loss upon the sale of the land and building.
Use of Estimates and Critical Accounting Policies
     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include income taxes, the allowance for doubtful accounts, inventory valuation reserves, product liability, depreciation and amortization.
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
     This assessment requires significant judgment. If the financial condition of Applica’s customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at December 31, 2005 and, therefore, a charge to income could result in the period in which a particular customer’s financial condition worsens. Conversely, if the financial condition of Applica’s customers were to improve or its judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination is made. Applica currently has a credit approved receivables purchasing agreement with FCIA Underwriters. The agreement allows Applica to transfer to FCIA, without recourse, up to 90% of approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers, up to a maximum aggregate amount of $10 million
     Inventory. Applica values inventory at the lower of cost or market, using the first-in, first-out (FIFO) method, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If market value is less than cost, Applica writes down the related inventory to the estimated net realizable value. Applica regularly evaluates the composition of inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on Applica’s results of operations and the valuation of its inventory, resulting in a charge to income in the period such determination is made. Applica values its inventory in Mexico at average cost.
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
     Other Estimates. During the years, Applica has made significant estimates in connection with specific events affecting its expectations. These have included accruals relating to the consolidation of its operations, plant closings, reduction in employees and product recalls. Estimates have also been required with respect to Applica’s investment in a joint venture investment partnership, Anasazi Partners, L.P. (For additional information, see Note D, Equity In Net Earnings of Joint Venture and Other Income of the Notes, to Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K.) Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Historically, past changes to these estimates have not had a material impact on Applica’s financial condition but have significantly affected operations from time to time. However, circumstances could change which may alter future expectations.

Results of Operations
     The operating results of Applica expressed as a percentage of sales are set forth in the table below:

	Year Ended December 31,
	2005	2004	2003
Net sales (1)	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods sold	75.4	71.4	72.6
Restructuring charges	2.2	1.3	1.1
Product recall	—	—	(0.7)

Gross profit (1)	22.3	27.3	27.0
Selling, general and administrative expenses:
Operating expenses (1)	28.9	26.9	27.2
Termination benefits	—	1.3	—
Gain on the sale of subsidiary, division and property, net	—	(0.6)	—
Restructuring and other (credits) charges	—	(0.1)	0.8
Impairment of goodwill	—	8.8	—
Impairment of intangible asset	—	—	1.1

Operating loss	(6.6)	(9.1)	(2.1)
Other expense	1.7	1.2	2.7

Loss before equity in net earnings of joint venture and income taxes	(8.3)	(10.4)	(4.8)
Equity in net earnings of joint ventures	—	—	8.9

(Loss) earnings before income taxes	(8.3)	(10.4)	4.1
Income tax provision	0.5	8.4	1.6

Net (loss) earnings	(8.9)%	(18.7)%	2.4%

(1)	Effective January 1, 2005, Applica modified its accounting treatment for cooperative advertising and slotting fees. This modification resulted in a reclassification that reduced each of net sales, gross profit and selling, general and administrative expenses by 2.4% in 2005, 2.3% in 2004 and 2.7% in 2003. The reclassification has been reflected in the percentages presented above. Because the modification resulted solely in a reclassification within the consolidated statement of operations, there was no impact on Applica’s financial condition, operating income or net earnings for any periods presented.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net Sales. Consolidated net sales decreased by $153.7 million to $556.1 million, a decrease of 21.6% over 2004.
     Sales for the Household Product segment, net of inter-segment sales, for the year ended December 31, 2005 decreased from $627.2 million to $492.4 million. For the year ended December 31, 2005:
•	sales of Black & Decker® branded products decreased by $126.7 million to $432.0 million;

•	sales of Littermaid® branded products increased by $1.8 million to $37.9 million; and

•	sales of other branded products decreased by $10.3 million to $22.5 million.
     In 2005, sales of Black & Decker® branded products decreased primarily as the result of (1) the elimination of certain products identified in our product and customer profitability review (2) lower sales of promotional items during the Holiday period (3) lower sales of the Home Cafe™ single cup coffee makers and (4) inventory management by significant customers.
     Sales for the Professional Personal Care segment for the year ended December 31, 2005 decreased from $64.9 million to $54.8 million for the 2004 period. This decrease was primarily the result of the sale of the Jerdon hotel and hospitality business in October 2004. Sales of products by the Jerdon division totaled $8.4 million in 2004.

     Sales for the Manufacturing segment for the year ended December 31, 2005 decreased from $191.4 million to $53.5 million for the 2004 period. In 2005, the intersegment sales decreased from $173.8 million to $44.6 million. In 2005, contract manufacturing decreased from $17.7 million to $8.9 million, primarily as the result of the sale of our Hong Kong-based manufacturing operations in July 2004. Contract manufacturing sales from our Hong Kong manufacturing operations were $14.2 million in 2004. The decrease was offset by an increase in contract manufacturing at our manufacturing operations in Mexico from $3.5 million to $8.9 million, primarily related to one project. The manufacturing facility in Mexico ceased operations in October 2005.
     Restructuring Charges. In 2005, Applica incurred restructuring charges of $12.5 million relating to the continued downsizing in the first half of 2005 and ultimate closure of its Mexican manufacturing operations in October 2005. In February 2006, Applica entered into a sale agreement with an unrelated third party to sell the building housing the factory in Queretaro, Mexico for $5.3 million (net of commissions). Applica expects the sale to close in the second quarter of 2006.
     In 2004, Applica incurred restructuring charges of $9.2 million, primarily relating to the downsizing of its Mexican manufacturing operations.
     Product Recall Expenses. In March 2005, Applica voluntarily recalled approximately 500,000 Black & Decker® branded BL 5000, BL 5900 and BL 6000 blenders. Substantially all costs and expenses related to this recall were reimbursed in 2005 by the supplier who manufactured the blenders.
     Gross Profit. Applica’s gross profit decreased by $69.7 million to $124.2 million in 2005 primarily as the result of (1) lower sales volume, (2) restructuring charges and losses at our Mexican manufacturing operations, (3) inventory write-downs and (4) higher warranty and related expenses. Applica’s gross profit margin as a percentage of sales decreased to 22.3% for the year ended December 31, 2005 as compared to 27.3% for 2004. The gross profit margin decrease was primarily attributed to:
•	inventory write-downs of $12.8 million related to adjustment to net realizable value of the Home Cafe™ single cup coffee maker and the Tide™ Buzz™ ultrasonic stain remover;

•	higher product warranty returns and related expenses of $5.2 million primarily in the first half of 2005; and

•	restructuring charges of $12.5 million in 2005 related to the downsizing and ultimate closure of our Mexican manufacturing operations, as compared to restructuring charges of $9.2 million in 2004, primarily related to the downsizing of our Mexican manufacturing operations.
     We also experienced higher unabsorbed overhead and inefficiencies of $7.1 million at our Mexican manufacturing operations in 2005 as the result of reduced production associated with the downsizing and closure activities of such operations, which commenced in the fourth quarter of 2004.
     At December 31, 2005 and 2004, we had $2.9 million and $2.0 million, respectively, of capitalized manufacturing costs associated with the higher unabsorbed overhead and inefficiencies at our Mexican manufacturing operations. Included in cost of goods sold for 2005 were $6.2 million of these costs. We expect to sell through the entire inventory manufactured at our Mexican facilities on hand at December 31, 2005 by April 2006. We also expect to incur administrative costs of approximately $0.5 million associated with the closure of our Mexico Manufacturing operations through April 2006.
     Additionally, in 2005, we recorded $0.7 million in allowances for doubtful accounts related to a contract manufacturing project manufactured at our Mexican manufacturing operations. This charge was included as a component of cost of goods sold in the accompanying consolidated statement of operations.
     In the first half of 2005, sales of the first generation Home Café™ and Tide™ Buzz™ were lower than we had anticipated. The size of the Tide™ Buzz™ product, the relative complexity of use and price were the main reasons given by consumers for not purchasing the product. Based on this information, we decided to close out the first generation of the Tide™ Buzz™ in the first quarter of 2005 and took steps to accelerate the introduction of the next generation. In the second quarter of 2005, our alliance partner introduced a product that performed relatively the same function as the next generation of the Tide™ Buzz™ at a price point that made it impractical for us to continue with the development of the next generation, which was terminated in the second quarter of 2005.
     Our Home Café™ sales plan for 2005 was based on promotional campaigns that did not fully materialize. This resulted in lower-than-anticipated consumer demand for the Home Café™ coffee maker and excess inventory of such product. As a result, in the first quarter of 2005, we wrote down the first generation of Home Café™ inventory to its net realizable value based on facts and circumstances existing at the time. In the second quarter, we revised the net realizable value of the Home Café™ inventory primarily based on a lower than anticipated selling price.
     In 2005, we experienced an increase in our warranty returns and related expenses, primarily in the first half of 2005. We believe that we have taken appropriate measures to combat this issue in a timely and effective manner. These measures include the retention of an independent third party quality consultant to oversee the production process at our major suppliers in China.
     Additionally, 2005 was negatively impacted by inflation pressures on the price of raw materials and increases in oil prices.
     The decreases in gross profit margins were partially offset by improved product mix, primarily as a result of the elimination of certain products identified in our product and customer profitability review and the movement of the manufacturing of most all of our products to China. We expect to see the benefits of the decision to close our Mexican manufacturing facility in 2006 as we continue to work with our suppliers in China to obtain the lowest possible product cost without compromising quality. However, we do not expect to fully realize gross margin improvements from moving production to the Far East until all of the remaining products manufactured by our Mexican facility are sold through to our customers.
Selling, General and Administrative Expenses.
          Operating Expenses. Operating expenses decreased $30.3 million, or 15.8%, for the year ended December 31, 2005 to $160.9 million as compared to 2004. The following factors contributed to the decrease in operating expenses in 2005:
•	a decrease of $10.1 million in advertising and promotional expenses primarily due to advertising in 2004 for the Home Café™ single cup coffee maker and the Tide™ Buzz™ ultrasonic stain remover, both of which were launched in the second quarter of 2004;

•	a decrease of $6.9 million in freight and distribution expenses primarily due to lower volume;

•	a decrease of $4.6 million in sales related expenses due to lower volume, primarily royalty expenses related to the Black & Decker® brand;

•	a decrease in legal and consulting fees of $4.4 million; and

•	net bad debt recoveries of $2.6 million in 2005 compared to bad debt expense of $1.1 million in 2004.
     Operating expenses as a percentage of sales increased to 28.9% in 2005 from 26.9% in the 2004 period primarily as the result of lower sales volume in 2005 and our inability to leverage fixed costs.
          Termination Benefits. In the third quarter of 2004, Applica incurred termination costs of approximately $9.2 million related to the resignation of Applica’s former Chairman of the Board and the termination of certain other employment and consulting agreements and relationships.
          Gain on the Sale of Subsidiary, Division and Property. In the third quarter of 2004, we sold our Hong Kong manufacturing subsidiary and recorded a loss on the sale of approximately $0.8 million, primarily related to the realization of cumulative foreign currency translation adjustments. In the fourth quarter of 2004, we sold the Jerdon hotel and hospitality division and recorded a gain on sale of approximately $3.4 million. Also in the fourth quarter of 2004, we sold our executive offices located in Miami Lakes, Florida, which resulted in a gain of approximately $1.3 million.

          Restructuring and Other (Credits) Charges. In the first quarter of 2004, we settled an outstanding litigation matter for $0.1 million and reversed the remaining accrual of $0.6 million related to such litigation.
          Impairment of Goodwill. As of June 30, 2004, Applica performed its annual fair value assessment of goodwill, with the assistance of an independent third party valuation group, and determined that the implied value of Applica’s goodwill was zero, resulting in a non-cash adjustment in the carrying value of goodwill of $62.8 million. The impairment charge was included as a component of selling, general and administrative expenses in the consolidated statement of operations of 2004.
     Interest Expense. Interest expense increased by $1.6 million, or 16.6%, to $11.4 million in 2005 as compared to $9.8 million in 2004 as the result of higher interest rates.
     Interest and Other Income. In July 2003, ZonePerfect Nutrition Company, an investment held by a partnership that was 50% owned by Applica, was sold for approximately $160.0 million. The partnership was dissolved in the third quarter of 2004. A portion of the proceeds from the sale of ZonePerfect was being held in escrow as of December 31, 2004, $8.4 million of which was owed to Applica. Half of this amount ($4.2 million) was recorded as part of the equity in net earnings of joint ventures in 2003. At December 31, 2004, Applica had not collected any portion of the escrowed funds and had included the $4.2 million in other receivables. Management believed that the collection of the remaining $4.2 million was uncertain and, therefore, such amount was not recorded into income as of December 31, 2004.
     In February 2005, Applica received approximately $1.6 million in the first distribution of the funds held in escrow. In August 2005, Applica received approximately $3.4 million in the second distribution of the escrowed funds. Applica applied these receipts, totaling $5.0 million, to the receivable balance at December 31, 2004 of $4.2 million and recorded the income of $0.8 million as other income for the year ended December 31, 2005.
     The remainder of the funds in escrow are subject to dispute and, in December 2005, a lawsuit was filed against the purchaser of ZonePerfect claiming that there is no basis to withhold the distribution of the remaining funds. If and when the claims made on the remaining escrowed funds are resolved in its favor, Applica could receive cash and record additional other income of up to $3.4 million, although it is likely that the claims will be settled for less.
     Applica’s equity in the net earnings of joint venture was zero for the years ended December 31, 2005 and 2004.
     (Gain) Loss On Early Extinguishment of Debt. In October 2005, Applica entered into a secured term loan agreement with Mast Credit Opportunities I, (Master) Ltd. to borrow $20 million. Applica used a portion of the proceeds from the term loan to repurchase from Mast $5.0 million of its 10% senior subordinated notes due 2008 at 98% of par value. The repurchase of the bonds resulted in a gain on redemption of approximately $0.06 million, net of the pro-rata write-off of deferred financing costs related to the redemption. The balance of the proceeds was used to pay down Applica’s senior revolving credit facility.
     In February 2004, Applica redeemed $4.25 million of the 10% notes. The notes were redeemed at prices between 103.25% and 103.33% of the principal amount, plus accrued interest. The cost of the redemption included $0.2 million in prepayment premiums and the pro-rata write-off of deferred financing costs related to the redemption.
     Vendor Consideration. Applica’s supplier of vacuum packaging products agreed to reimburse it $4.0 million for a portion of the costs of litigating a patent infringement matter with Tilia International, Inc. The reimbursement is evidenced by an unsecured note receivable bearing interest at 6% per annum and is payable in equal quarterly installments of $200,000, plus interest, over five years. We believe that the ultimate collection of the note receivable is not assured and is dependent on Applica’s future purchases from the supplier. Therefore, the amount collected on the note receivable is recorded on the “cash basis” over the five-year period as a reduction of future product costs. Applica collected cash of $228,000 and $380,000 from the supplier in 2005 and 2004, respectively, and recorded it as a reduction of cost of goods sold in each such year. We do not expect future purchases from the supplier to be significant and, therefore, the collectibility of the note receivable is highly unlikely.

     Taxes. Applica’s tax provision is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For 2005, Applica incurred a tax expense of $2.9 million most of which was attributed to foreign operations and additional valuation allowances on deferred tax assets. For 2004, Applica incurred a tax expense of $59.5 million, which included the impact of an impairment of goodwill, a provision for previously untaxed foreign earnings, and additional valuation allowances on deferred tax assets.
     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of its reviews, Applica concluded that it was appropriate to record additional valuation allowances of $18.1 million in 2005. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $10.4 million as of December 31, 2005, primarily from identified tax planning strategies.
     We expect to continue to maintain a valuation allowance on certain future tax benefits until an appropriate level of profitability is reached or we are able to develop tax strategies which would enable us to conclude that it is more likely than not that a portion of our net deferred tax assets would be realized.
     For additional information regarding taxes, see Note N, Income Taxes, of the Notes to Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K.
     Loss Per Share. Weighted average basic shares for the periods ended December 31, 2005 and 2004 were 24,150,991 and 23,974,664, respectively. All common stock equivalents have been excluded from the diluted per share calculations in 2005 and 2004 because their inclusion would have been anti-dilutive. Potential common stock equivalents at December 31, 2005 and 2004 were 2,483,224 and 2,755,207 with exercise prices ranging from $1.62 to $31.69 per share and $3.63 and $31.69 per share, respectively.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Net Sales. Consolidated net sales increased by $86.3 million to $709.8 million, an increase of 13.8% over 2003.
     Sales for the Household Product segment, net of inter-segment sales, for the year ended December 31, 2004 increased from $526.1 million to $627.2 million. For the year ended December 31, 2004:
•	sales of Black & Decker branded products increased by $111.5 million to $559.9 million; and

•	sales of Littermaid® branded products increased by $3.2 million to $36.1 million.
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
     Sales for the Professional Personal Care segment for the year ended December 31, 2004 decreased from $69.0 million to $64.9 million over the 2003 period. This decrease was primarily the result of the sale of the Jerdon hotel and hospitality business in October 2004. Sales of products by the Jerdon division totaled $8.4 million in 2004 and $13.3 million in 2003.
     Sales for the Manufacturing segment for the year ended December 31, 2004 decreased from $291.5 million to $191.4 million over the 2003 period. In 2004, the intersegment sales decreased from $263.1 million to $173.8 million. In 2004, contract manufacturing decreased from $28.4 million to $17.7 million, primarily as the result of the sale of our Hong Kong-based manufacturing operations in July 2004. Contract manufacturing sales from our Hong Kong manufacturing operations were $14.2 million in 2004 and $24.6 million in 2003.
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
     Gross Profit. Applica’s gross profit increased by $25.8 million to $193.9 million in 2004 as the result of higher sales volume. Applica’s gross profit margin as a percentage of sales increased slightly to 27.3% for the year ended December 31, 2004 as compared to 27.0% for 2003. The gross profit margin increase was primarily attributed to:
•	the movement of production of core products from our manufacturing facility in Mexico to third parties in China;

•	a better overall product mix; and

•	lower unabsorbed costs at our manufacturing facilities, primarily in the first half of 2004, due to higher production levels compared to the same period in 2003.
     The increase was offset primarily by:
•	restructuring charges of $9.2 million incurred in 2004, primarily relating to our downsizing of our Mexican manufacturing operations consisting of (1) write down of machinery and equipment of $3.5 million and severance of $1.2 million related to our decision to move production of irons and toaster ovens from Mexico to third parties in China; (2) write down of raw materials inventory of $2.3 million and write down of machinery and equipment of $1.4 million related to the decision to move production of the Home Café™ single cup coffee maker from Mexico to third parties in China; and (3) severance of $0.8 million related to restructuring at our Hong Kong-based manufacturing operations; and

•	higher prices for raw materials.
Selling, General and Administrative Expenses.
          Operating Expenses. Operating expenses for Applica increased $21.8 million, or 12.9%, for the year ended December 31, 2004 to $191.2 million as compared to 2003. The following factors contributed to the increase in operating expenses in 2004 compared to 2003:
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
     These increases were partially offset by:
•	lower amortization of intangible assets of $7.1 million, primarily related to the write-off of the unamortized book value of an intangible asset related to the Black & Decker® tradename in the fourth quarter of 2003; and

•	a decrease in legal expenses of $3.2 million, primarily as the result of the significant legal expenses related to the Tilia litigation, which was settled in 2004.
     Operating expenses decreased as a percentage of sales to 26.9% in 2004 from 27.2% in the 2003 period primarily as the result of higher sales volume in 2004 leveraging fixed costs.
          Termination Benefits. In the third quarter of 2004, Applica incurred termination costs of approximately $9.2 million related to the resignation of Applica’s former Chairman of the Board and the termination of certain other employment and consulting agreements and relationships.
          Gain on the Sale of Subsidiary, Division and Property. In the third quarter of 2004, we sold our Hong Kong manufacturing subsidiary, and recorded a loss on the sale of approximately $0.8 million, primarily from the realization of cumulative foreign currency translation adjustments. In the fourth quarter of 2004, we sold the Jerdon hotel and hospitality division and recorded a gain on sale of approximately $3.4 million. Also in the fourth quarter, we sold our executive offices located in Miami Lakes, Florida, which resulted in a gain of approximately $1.3 million.
          Restructuring and Other (Credits) Charges. In the first quarter of 2004, we settled an outstanding litigation matter for $125,000 and reversed the remaining accrual of $563,000 related to such litigation. In 2003, Applica incurred additional expenses of $4.7 million relating to its previous decision to consolidate its Shelton, Connecticut office with the headquarters then located in Miami Lakes, Florida. Applica was unable to rent a majority of the facility for the remainder of its lease as originally planned.
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
     Interest Expense. Interest expense decreased by $4.2 million, or 29.8%, to $9.8 million in 2004 as compared to $14.0 million in 2003 as the result of lower debt levels and lower average interest rates. The lower debt levels resulted from the redemption of $65.0 million of our 10% Senior Subordinated Notes due 2008 during the second half of 2003 and the redemption of $4.25 million in February 2004.
     Loss On Early Extinguishment of Debt. In February 2004, Applica redeemed $4.25 million of its 10% notes. The notes were redeemed at prices between 103.25% and 103.33% of the principal amount, plus accrued interest. The cost of the redemption included $187,000 in prepayment premiums and the pro-rata write-off of deferred financing costs related to the redemption. In July, October and November 2003, Applica redeemed a total of $65 million of the notes. The notes were redeemed at prices between 103% and 105% of the principal amount, plus accrued interest. The cost of the 2003 redemption included $2.8 million in prepayment premiums and $1.1 million related to the pro-rata write-off of deferred financing costs.
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

     Vendor Consideration. Applica’s supplier of vacuum packaging products agreed to reimburse us $4.0 million for a portion of the costs of litigating a patent infringement matter with Tilia International, Inc. The reimbursement was evidenced by an unsecured note receivable bearing interest at 6% per annum and is payable in equal quarterly installments of $200,000, plus interest, over five years. We believe that the ultimate collection of the note receivable is not assured and is dependent on Applica’s future purchases from the supplier. Therefore, the amount collected on the note receivable is recorded on the “cash basis” over the five-year period as a reduction of future product costs. Applica collected cash of $380,000 from the supplier in 2004 and recorded it as a reduction of cost of goods sold.
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
     For additional information regarding taxes, see Note N, Income Taxes, of the Notes to Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K.
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

Financial Condition
Cash Requirements
     Our material short-term cash requirements are the funds necessary to maintain current operations and achieve our business strategy, including purchasing inventory, financing accounts receivable and paying operating expenses, including Black and Decker® royalty payments, lease payments and interest costs. We expect our operating expenses to remain similar to historical percentages of sales. Our interest costs will fluctuate based upon interest rates, as well as our ability to generate cash flow to pay down debt. The table below provides a summary of other future expected cash obligations. In addition, we require funds for capital expenditures for tooling for new products, information technology improvements and other improvements.
     At December 31, 2005, our contractual obligations and commercial commitments were as follows:

	Payment due in:
			2007 to	2009 to	More than
Contractual Obligations	Total	2006	2008	2010	5 years
	(In thousands)
Debt Obligations	$145,274	—	$55,750	$89,524	—
Operating Lease Obligations	18,692	$4,145	6,203	3,308	$5,036
Royalties	62,500	12,500	25,000	25,000	—
Consulting Arrangements	8,305	3,350	4,101	854	—
Other Long-Term Liabilities Reflected on the Balance Sheet	475	475	—	—	—

	$235,246	20,470	$91,054	$118,686	$5,036

     Additionally, in 2006, we will pay approximately $0.6 million in cash severance benefits to terminated employees.
     In February 2006, we announced that we initiated an external process to explore strategic alternatives to enhance shareholder value, which could include a sale or merger of Applica. In connection therewith, Applica adopted an employee retention plan, which classifies employees into different bands based on their level of responsibility and role within the company. The total amount of bonuses that could be paid under the plan is approximately $1.5 million and is based on an employee’s base salary at the time the bonus is determined. The bonus is payable upon the earlier of the close of a transaction or December 31, 2006, and is contingent upon the continued employment of the employee through the payment date. The above retention plan does not cover individuals with employment contracts.
     Effective December 1, 2005, our accounts payable terms with Elec-Tech changed from 60 days form invoice date to 30 days from invoice date.
     Historically, we have financed our short-term cash requirements primarily through cash flows from operations, borrowings under our senior credit facility, other short-term borrowings, and the sale of certain assets. We expect to continue to do the same in the future.
     Capital expenditures are expected to be approximately $4.0 million in 2006 compared to $3.4 million in 2005.
     Our material long-term cash requirements consist mainly of the $55.8 million of our 10% notes, which are due in July 2008, and the $20 million term loan due November 2009. In addition, our ongoing future cash requirements include future operating expenses, payments under our Black and Decker® trademark license, capital expenditures, interest expense, lease payments and payments under our senior credit facility.
     We expect to have sufficient liquidity from cash flow from operations and borrowings under our credit facility to finance our cash requirements. If necessary, we believe we will have access to the capital markets to fund any unexpected long-term cash requirements.

Sources and Uses of Cash
     Operating Activities. In 2005, Applica’s operations used $4.0 million in cash, compared with the use of cash of $63.6 million in 2004. The improvement in operating cash flows as compared to the prior year was principally due to lower working capital requirements as the result of lower sales in 2005 and lower inventory levels as compared to 2004. Inventory was higher during 2004 as we built transitional inventory to support the sale of our Hong Kong-based manufacturing operations and the transition of production of certain products from Mexico to China.
     Investing Activities. For the year ended December 31, 2005, investing activities generated cash of $6.7 million, compared with $34.1 million of cash generated in 2004. During 2004, we received approximately $47.4 million from the sale of assets, in addition to $1.2 million from joint venture distributions. Additionally, during 2005, capital expenditures were lower by $11.2 million compared to 2004 primarily due to capital spending of $8.4 million in 2004 on our implementation of a new ERP system as compared to $0.3 million in 2005. The implementation was completed in March 2005. Additionally, capital expenditures were lower in 2005 compared to 2004 as the result of the sale of our Hong Kong-based manufacturing operations in July 2004 and the downsizing and ultimate closure in 2005 of our Mexican manufacturing operations.
     In 2006, Applica expects capital expenditures of $4.0 million, primarily for new product development. Applica plans to fund these capital expenditures from cash flow from operations and, if necessary, borrowings under its credit facility.
     Financing Activities. Net cash used in financing activities was $8.0 million in 2005, compared to cash provided of $26.5 million in 2004. Borrowings under Applica’s lines of credit in 2005 were lower than 2004, primarily attributable to lower working capital requirements.
Debt Instruments, Guarantees and Related Covenants
     Applica amended and restated its senior credit facility in December 2005. The revised $125 million asset-based senior secured revolving credit facility matures in November 2009. Advances under the facility are governed by Applica’s collateral value, which is based primarily on percentages of outstanding eligible accounts receivable and inventories. Other changes to the amended credit facility include a reduction in the daily availability and average monthly availability requirements, and applicable margins based on those averages, and the addition of receivables collected by our Hong Kong subsidiary to the borrowing base.
     Under the amended agreement, if Applica does not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, Applica must maintain a minimum daily availability under its borrowing base of $10 million and a minimum average monthly availability of $13 million. As of December 31, 2005, Applica’s fixed charge coverage ratio was less than 1.0 to 1.0, but its average monthly availability in December 2005 was $42.1 million. If Applica maintains a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block.
     As of December 31, 2005, Applica was borrowing approximately $69.5 million under the facility and had approximately $29.7 million available for future cash borrowings, which is net of the $10 million daily block. As of March 10, 2006, Applica was borrowing approximately $46.4 million under the facility and had approximately $22.0 million available for future cash borrowings, which is net of the $10 million daily block.
     The credit facility includes a $10.0 million sub-limit for the issuance of letters of credit, with approximately $1.7 million outstanding under the limit as of December 31, 2005. At Applica’s option, interest accrues on the loans made under the credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s fixed charge coverage ratio and set at 1.75% on December 31, 2005 and 1.75% at March 1, 2006), which was 6.14% at December 31, 2005 and 6.49% at March 10, 2006; or

•	the Base Rate (Bank of America’s Prime Rate), plus a specified margin (based upon Applica’s fixed charge coverage ratio, and was zero at December 31, 2005 and zero at March 7, 2006), which was 7.25% at December 31, 2005 and 7.50% at March 10, 2006.

     Borrowing margins will remain at 1.75% for LIBOR loans and zero percent for based rate loans through June 2006 based on the terms of the loan agreement.
     At December 31, 2005, Applica was in compliance with all covenants under the credit facility. See Note K, Short-Term Debt, of the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K for more detailed information regarding Applica’s senior credit facility.
     As of December 31, 2005, Applica foreign subsidiaries had no outstandings in trade finance lines.
     Applica also has senior subordinated notes bearing interest at a rate of 10%, payable semiannually, which mature in July 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at the option of Applica, in whole or in part, at various redemption prices. During 2003, we repurchased $65.0 million of these notes. In February 2004, we repurchased an additional $4.25 million of 10% notes. In October 2005, we repurchased an additional $5.0 million of the notes. As of December 31, 2005, the outstanding balance was $55.8 million. See Note L, Long-Term Debt, of the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K for more detailed information regarding Applica’s long-term borrowings.
     In October 2005, Applica entered into a secured term loan agreement with Mast Credit Opportunities I, (Master) Ltd. to borrow $20 million. The term loan is secured by a lien on Applica’s assets, which is subordinate to Applica’s senior revolving credit facility. The term loan bears interest at the three-month LIBOR rate plus 625 basis points, which was 10.9% at December 31, 2005 and 11.2% at March 7, 2006. The term loan matures in November 2009 and requires no principal payments until such time. In connection with the repayment of the term loan, after June 30, 2006 Applica is required to pay an exit fee that increases on a periodic basis from 1% to 4% of the principal amount of the loan. See Note L, Long-Term Debt, of the Consolidated Financial Statements included in Schedule I to this Annual Report on Form 10-K for more detailed information regarding Applica’s long-term borrowings.
     In 2002, Applica entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. The agreements allowed Applica to transfer to CIT, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Applica remained the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. At December 31, 2004, $17.4 million of accounts receivable were insured under this arrangement. In December 2004, Applica entered into new credit approved receivables purchasing agreement with FCIA Underwriters. The agreement allows Applica to transfer to FCIA, without recourse, up to 90% of approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers, up to a maximum aggregate amount of $10 million. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. At December 31, 2005, $15.0 million of accounts receivable were insured under the agreement with FCIA. No amounts were outstanding under the agreement with CIT in 2005. These arrangements are strictly for the purpose of insuring selected receivables.
     In September 2004, Applica closed on the sale of the Miami Lakes facility and used $5.7 million of the proceeds to repay the outstanding mortgage on the property. Applica entered into a 10-year non-cancelable operating lease for its new corporate office space in Miramar, Florida.
     At December 31, 2005, debt as a percent of total capitalization was 69.7%, as compared to 58.0% at December 31, 2004. The increase was mainly due to a $47.8 million decrease in shareholders’ equity, primarily as a result of the loss for the year.
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
Effect of Inflation
     Our results of operations for the periods discussed have been significantly affected by inflation pressures on the price of raw materials, increases in oil prices, and foreign currency fluctuation. We generally negotiate our purchase orders with our foreign manufacturers in United States dollars. Thus, our cost under any purchase order is not subject to change after the time the order is placed due to exchange rate fluctuations. However, the weakening of the United States dollar against local currencies could result in certain manufacturers increasing the United States dollar prices for future product purchases. From time to time, Applica uses foreign exchange contracts, which usually mature within one year, to hedge anticipated foreign currency transactions, primarily U.S. dollar inventory purchases by our foreign commercial subsidiaries in Canada and Latin America.
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
     In 1994, China pegged the renminbi (also called the yuan) at an exchange rate of 8.28 to the U.S. dollar. U.S. groups argued that the peg makes China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. In July 2005, China ended its peg to the dollar and let the renminbi fluctuate versus a basket of currencies. Immediately, the new renminbi rate revalued the currency by 2.1% to 8.11 to the dollar. At March 10, 2006, the renminbi exchange rate was 8.05 to the dollar. Because a substantial number of our products are imported from China, the floating currency could result in significant fluctuations in our product costs and could have a material effect on our business.
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

Recent Accounting Pronouncements
     See Note A, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Schedule I hereto for a discussion regarding the recently adopted accounting pronouncements, which include the following:
•	FASB Statement No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS 154”); and

•	SFAS No. 123R “Accounting for Stock-Based Compensation”.
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

	At December 31, 2005
	Expected Maturity Date
						There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value(1)
	(Dollars in thousands)
Liabilities:
Debt:
Fixed Rate:	—	—	$55,750	—	—	—	$55,750	$54,217
Average Interest Rate	—	—	10.00%	—	—	—
Variable Rate:	—	—	—	$89,524	—	—	$89,524	$89,524
Average Interest Rate	—	—	—	(2)	—	—

Interest Rate Contracts:
Interest Rate Swaps:
Pay Floating:	—	—	—	—	—	—	—	—
Average Pay Rate	—	—	—	—	—	—
Average Receive Rate	—	—	—	—	—	—

(1)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.
(Footnotes continued on following page.)

(2)	Includes $20.0 million term loan and the outstanding balance of $69.5 on the senior credit facility. The variable rate on the $20 million term loan is set on a monthly basis using the three month LIBOR rate plus an applicable margin of 6.25%. The variable rate senior credit facility is set depending upon the interest period elected by Applica (one, two, three or six months) at a rate equivalent to the LIBOR rate plus an applicable margin based upon Applica’s average availability (1.75% as of December 31, 2005), or at a rate equivalent to the Prime Rate plus an applicable margin based upon Applica’s leverage ratio (zero as of December 31, 2005).

	At December 31, 2004
	Expected Maturity Date
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value(1)
	(Dollars in thousands)
Liabilities:
Debt:
Fixed Rate:	$3,000	—	—	$61,008 (1)	—	—	$64,008	$64,008
Average Interest Rate	6.00%	—	—	10.00%	—	—
Variable Rate:	$914	—	—	—	88,541	—	$89,445	$89,445
Average Interest Rate	(3)	—	—	—	(4)	—
Interest Rate Contracts:
Interest Rate Swaps:
Pay Floating (5) :	—	—	—	$30,000	—	—	$30,000	$258
Average Pay Rate	8.83%	9.03%	9.18%	10.62%	—	—
Average Receive Rate	10.00%	10.00%	10.00%	10.00%	—	—

(1)	Includes $258,000 that represents the positive fair value of an underlying hedge as of December 31, 2004 related to SFAS 133.

(2)	Fair values were determined based on broker quotes or quoted market prices or rates for the same or similar instruments.

(3)	The variable rate revolving foreign trade facility is set at a rate equivalent to the LIBOR rate plus 1.125%.

(4)	The variable rate revolving credit facility is set depending upon the interest period elected by Applica (one, two, three or six months) at a rate equivalent to the LIBOR rate plus an applicable margin based upon Applica’s leverage ratio (2.00% as of December 31, 2004) or at a rate equivalent to the Prime Rate plus an applicable margin based upon Applica’s leverage ratio (zero as of December 31, 2004).

(5)	At December 31, 2004, Applica had an interest rate swap contract to pay a variable rate of interest of six month LIBOR in arrears plus 5.45% and receive a fixed rate of interest at 10% that matures on July 31, 2008. The LIBOR used to calculate the average pay rate is based upon the forward yield curve as of December 31, 2004.
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
     As of December 31, 2005, Applica did not have any forward exchange contracts, or purchased options outstanding. It is our policy to enter into foreign currency and interest rate transactions and other financial instruments only to the extent considered necessary to meet our objectives as stated above. We do not enter into these transactions for speculative purposes. See Note U, Financial Instruments, of the Consolidated Financial Statements included in Schedule I of this Annual Report on Form 10-K for more information regarding Applica’s financial instruments.
Item 8. Financial Statements and Supplementary Data.
     See Schedules I and II hereto.
Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. Applica has carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Applica’s CEO and CFO have concluded that, as of December 31, 2005, Applica’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Applica in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by Applica in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
     Management’s Annual Report on Internal Control Over Financial Reporting appears on page F-2 in Schedule I to this Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.
     Changes in Internal Controls. Since the evaluation date by Applica’s management of its internal controls over financial reporting, there have not been any changes in Applica’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect Applica’s internal controls over financial reporting.
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
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The executive officers of Applica are as follows:

NAME	AGE	OFFICE
Harry D. Schulman	54	Chairman, President and Chief Executive Officer

Terry L. Polistina	42	Senior Vice President and Chief Financial Officer

David Coles	41	Interim Chief Operating Officer

Brian Guptill	54	Senior Vice President — Engineering, Applica Consumer Products, Inc.
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
     David Coles, a Managing Director at Alvarez & Marsal, has served as the interim Chief Operating Officer since December 2005 and specializes in business performance improvement, profitability analysis and working capital management, most recently with a focus on manufacturing and healthcare. With more than 15 years of financial restructuring experience, his primary areas of expertise include cash flow management and the formulation and implementation of restructuring and performance improvement plans for underperforming businesses. He has worked in a variety of management and advisory roles in several industries, most recently serving as the Chief Executive Officer of American Business Financial Services, Inc. and prior to that as the Chief Executive Officer of the National Century Financial Enterprises.
     Brian Guptill has served as Senior Vice President — Engineering of Applica Consumer Products, Inc. since August 2001. Prior to that time, he was the Vice President of Engineering at Amana Appliances. He also held positions as Vice President of Operations and Quality at Amana. From 1973 through 1993, Mr. Guptill held several engineering and management positions at Raytheon’s Missile Systems Division.
     Additional information required by this item is incorporated by reference to Applica’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
     Information required by this item is incorporated by reference to Applica’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     Information required by this item is incorporated by reference to Applica’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.
     Information required by this item is incorporated by Reference to Applica’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
     Information required by this item is incorporated by Reference to Applica’s Proxy Statement for its 2006 Annual Meeting of Shareholders.
Item 15. Exhibits, Financial Statement Schedules.
     (a)(1) Financial Statements
     The following consolidated financial statements of Applica Incorporated and its subsidiaries are included in Schedule I attached hereto:
•	Management’s Annual Report on Internal Control Over Financial Reporting

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Supplement Disclosures of Cash Flow Information

•	Notes to Consolidated Financial Statements
     (a)(2) Financial Statements Schedules
     The Valuation and Qualifying Accounts — for the years ended December 31, 2005, 2004 and 2002 are included in Schedule II attached hereto.
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
     (a)(3) Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation filed with the Florida Secretary of State on May 10, 2000. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

3.2	Third Amended and Restated Bylaws. Filed herewith.

4.1	Supplemental Indenture dated as of July 27, 1998, among Applica Incorporated, the Guarantors named therein and State Street Bank & Trust Company, as Trustee, relating to the issuance by Applica Incorporated of $130 million in 10% Senior Subordinated Notes due 2008. Incorporated by reference to Applica’s Form 8-K dated July 27, 1998.

Exhibit Number	Description

10.1*	Employment agreement dated May 1, 2004 between Applica Incorporated and Harry D. Schulman. Incorporated by reference to Applica’s Current Report on Form 8-K dated October 12, 2004.

10.2*	Employment Agreement effective May 1, 2005 between Applica Consumer Products, Inc. and Terry L. Polistina. Incorporated by reference to Applica’s Current Report on Form 8-K dated June 15, 2005.

10.3*	Employment Agreement effective May 1, 2005 between Applica Consumer Products, Inc. and Brian S. Guptill. Incorporated by reference to Applica’s Current Report on Form 8-K dated July 18, 2005.

10.4*	Separation Agreement dated August 26, 2004 between Applica Incorporated and David M. Friedson. Incorporated by reference to Applica’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004.

10.5*	Termination and Release Agreement dated November 1, 2004 between Applica Incorporated and Belvin Freidson. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.6*	Termination and Release Agreement dated November 1, 2004 between Applica Incorporated, Durable Manufacturing Limited and Lai Kin. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.7*	1988 Director Stock Option Plan. Incorporated by reference to Applica’s Annual Report on Form 10-K for the year ended December 31, 1988.

10.8*	1992 Employees Incentive Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.

10.9*	1996 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on May 12, 1998.

10.10*	1998 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on September 3, 1999.

10.11*	2000 Stock Option Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.

10.12*	2000 Employee Stock Purchase Plan. Incorporated by reference to the Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on June 23, 2000.

10.13	Stock Purchase Agreement by and among Applica Incorporated, Remdale Investments Limited, PPC Industries Ltd. and Central Gold Worldwide Limited dated July 28, 2004. Incorporated by reference to Applica’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit Number	Description

10.14	Second Amended and Restated Credit Agreement among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto, Bank of America, N.A., as agent, General Electric Capital Corporation, as documentation agent, and Wachovia Bank National Association, as syndication agent, dated December 23, 2005. Incorporated by reference to Applica’s Current Report on Form 8-K dated December 23, 2005.

10.15	Amended and Restated Security Agreement among Applica Incorporated, each of its subsidiaries party thereto, and Bank of America, N.A., as agent, dated December 23, 2005. Incorporated by reference to Applica’s Current Report on Form 8-K dated December 23, 2005.

10.16	Amended and Restated Stock Pledge Agreement among Applica Incorporated, each of its subsidiaries party thereto, and Bank of America, N.A., as agent, dated December 23, 2005. Incorporated by reference to Applica’s Current Report on Form 8-K dated December 23, 2005.

10.17	Amended and Restated Continuing Guaranty Agreement among Applica Incorporated, each of its subsidiaries party thereto, and Bank of America, N.A., as agent, dated December 23, 2005. Incorporated by reference to Applica’s Current Report on Form 8-K dated December 23, 2005.

10.18	First Amendment to the Second Amended and Restated Credit Agreement among Applica Incorporated, each of its subsidiaries party thereto, each of the lenders party thereto, and Bank of America, N.A., as agent, dated January 31, 2006. Incorporated by reference to Applica’s Current Report on Form 8-K dated January 31, 2006.

10.19	Term Loan Agreement among Applica Incorporated, each of its subsidiaries party thereto, and Mast Credit Opportunities I, (Master) Ltd., dated October 21, 2005. Incorporated by reference to Applica’s Current Report on Form 8-K dated October 21, 2005.

10.20	Security Agreement among Applica Incorporated, each of its subsidiaries party thereto, and Mast Credit Opportunities I, (Master) Ltd. dated October 21, 2005. Incorporated by reference to Applica’s Current Report on Form 8-K dated October 21, 2005.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Independent Registered Public Accountant. Filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a). Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350. Filed herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350. Filed herewith.

*	These exhibits are management contracts or compensatory plans or arrangements.
(b) Exhibits
     See Item 15(a)(3) above.
(c) Financial Statement Schedules
     See Item 15(a)(2) above.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLICA INCORPORATED (Registrant)
Date: March 14, 2006	By:	/s/ Harry D. Schulman
Harry D. Schulman, President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Harry D. Schulman Harry D. Schulman, President and Chief Executive Officer (Principal Executive Officer)	DATE: March 14, 2006

By: /s/ Terry L. Polistina Terry L. Polistina, Chief Financial Officer and Senior Vice President (Principal Accounting Officer)	DATE: March 14, 2006

By: /s/ Jerald I. Rosen Jerald I. Rosen, Director	DATE: March 14, 2006

By: /s/ Ware H. Grove Ware H. Grove, Director	DATE: March 14, 2006

By: /s/ Paul K. Sugrue Paul K. Sugrue, Director	DATE: March 14, 2006

By: /s/ Leonard Glazer Leonard Glazer, Director	DATE: March 14, 2006

By: /s/ Thomas J. Kane Thomas J. Kane, Director	DATE: March 14, 2006

By: /s/ Susan J. Ganz Susan J. Ganz, Director	DATE: March 14, 2006

By: /s/ J. Maurice Hopkins J. Maurice Hopkins, Director	DATE: March 14, 2006

By: /s/ Christopher B. Madison Christopher B. Madison, Director	DATE: March 14, 2006

SCHEDULE I
Applica Incorporated and Subsidiaries
INDEX TO FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting.	F-2

Reports of Independent Registered Public Accounting Firm.	F-3 – F4

Consolidated Balance Sheets as of December 31, 2005 and 2004.	F-5

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.	F-6

Consolidated Statement of Shareholders’ Equity for the Three Years Ended December 31, 2005.	F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.	F-8 – F9

Notes to Consolidated Financial Statements.	F-10 – F-45

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
     Management has evaluated the effectiveness of Applica’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on management’s evaluation and those criteria set forth above, management believes that Applica maintained effective internal control over financial reporting as of December 31, 2005.
     The independent registered public accounting firm of Grant Thornton LLP has issued a report on management’s assessment and the effectiveness of Applica’s internal control over financial reporting. That report appears on the following page.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Applica Incorporated
We have audited management’s assessment, included in the accompanying annual report on internal control over financial reporting, that Applica Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Applica Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Applica Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO. Also in our opinion, Applica Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applica Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Miami, Florida
March 10, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Applica Incorporated
We have audited the accompanying consolidated balance sheets of Applica Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applica Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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
We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Applica Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Miami, Florida
March 10, 2006

Applica Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	As of December 31,
	2005	2004
Assets

Current Assets:
Cash and cash equivalents	$4,464	$10,463
Accounts and other receivables, less allowance of $8,773 in 2005 and $11,711 in 2004	140,479	160,436
Notes receivable — former officer	—	2,569
Inventories	101,638	131,503
Prepaid expenses and other	11,137	12,309
Refundable income taxes	3,661	2,032
Future income tax benefits	1,249	33

Total current assets	262,628	319,345

Property, Plant and Equipment — at cost, less
accumulated depreciation of $46,755 in 2005 and $73,171 in 2004	19,715	38,327
Future Income Tax Benefits, Non-Current	9,185	11,212
Other Intangibles, net	1,765	4,493
Other Assets	3,989	2,560

Total Assets	$297,282	$375,937

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$33,682	$41,827
Accrued expenses	50,034	62,046
Short-term debt	69,524	89,455
Current portion of long-term debt	—	3,000
Current taxes payable	3,747	5,947
Deferred rent	919	680

Total current liabilities	157,906	202,955

Other Long-Term Liabilities	475	1,004
Long-Term Debt	75,750	61,008

Shareholders’ Equity:
Common stock — authorized: 75,000 shares of $0.10 par value; issued and outstanding:
24,179 in 2005 and 24,137 in 2004	2,418	2,414
Paid-in capital	159,226	159,131
Accumulated deficit	(95,749)	(46,480)
Note receivable — former officer	—	(502)
Accumulated other comprehensive loss	(2,744)	(3,593)

Total shareholders’ equity	63,151	110,970

Total liabilities and shareholders’ equity	$297,282	$375,937

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net sales	$556,119	$709,772	$623,436
Cost of sales:
Cost of goods sold	419,430	506,652	452,450
Restructuring charges	12,491	9,236	6,993
Product recall	—	—	(4,125)

	431,921	515,888	455,318

Gross profit	124,198	193,884	168,118

Selling, general and administrative expenses:
Operating expenses	160,900	191,170	169,398
Termination benefits	—	9,153	—
Gain on the sale of subsidiary, division and property — net	—	(3,921)	—
Restructuring and other (credits) charges	—	(563)	4,681
Impairment of goodwill	—	62,812	—
Impairment of intangible asset	—	—	7,152

	160,900	258,651	181,231

Operating loss	(36,702)	(64,767)	(13,113)

Other (income) expense:
Interest expense	11,420	9,796	13,964
Interest and other income	(1,686)	(1,247)	(817)
(Gain) loss on early extinguishment of debt	(56)	187	3,940

	9,678	8,736	17,087

Loss before equity in net earnings of joint venture and income taxes	(46,380)	(73,503)	(30,200)
Equity in net earnings of joint venture	—	—	55,570

(Loss) earnings before income taxes	(46,380)	(73,503)	25,370
Income tax provision	2,889	59,451	10,147

Net (loss) earnings	$(49,269)	$(132,954)	$15,223

(Loss) earnings per common share — basic:
(Loss) earnings per common share	$(2.04)	$(5.55)	$0.65

(Loss) earnings per common share — diluted:
(Loss) earnings per common share	$(2.04)	$(5.55)	$0.63

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

			(Accumulated	Note	Accumulated
			Deficit)	Receivable	Other
			Retained	Former	Comprehensive
	Common Stock	Paid-in Capital	Earnings	Officer	Loss	Total
Balance at December 31, 2002	$2,350	$155,395	$71,251	$(1,496)	$(8,372)	$219,128

Comprehensive earnings:
Net earnings	—	—	15,223	—	—	15,223
Foreign currency translation adjustment	—	—	—	—	1,270	1,270
Change in unrealized gain on derivative instruments, net of tax	—	—	—	—	764	764

Total comprehensive earnings						17,257
Exercise of stock options and issuance of common stock under employee stock purchase plan	19	1,152	—	—	—	1,171
Tax benefit resulting from exercise of stock options	—	47	—	—	—	47
Fair value of options to non-employees	—	10	—	—	—	10

Balance at December 31, 2003	2,369	156,604	86,474	(1,496)	(6,338)	237,613

Comprehensive loss:
Net loss	—	—	(132,954)	—	—	(132,954)
Foreign currency translation adjustment	—	—	—	—	2,076	2,076
Realized foreign currency translation — sale of subsidiary					753	753
Change in unrealized loss on derivative instruments	—	—	—	—	(84)	(84)

Total comprehensive loss						(130,209)
Exercise of stock options and issuance of common stock under employee stock purchase plan	45	2,414	—	—	—	2,459
Net change to reclass notes receivable former-officer to current assets	—	—	—	994	—	994
Compensation expense — former officer	—	113	—	—	—	113

Balance at December 31, 2004	2,414	159,131	(46,480)	(502)	(3,593)	110,970

Comprehensive loss:
Net loss	—	—	(49,269)	—	—	(49,269)
Foreign currency translation adjustment	—	—	—	—	(76)	(76)
Change in unrealized loss on derivative instruments	—	—	—	—	925	925

Total comprehensive loss						(48,420)
Exercise of stock options and issuance of common stock under employee stock purchase plan	4	95	—	—	—	99
Collections of notes receivable former-officer	—	—	—	502	—	502

Balance at December 31, 2005	$2,418	$159,226	$(95,749)	$—	$(2,744)	$63,151

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) earnings	$(49,269)	$(132,954)	$15,223
Reconciliation to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	11,822	15,278	21,439
Loss on disposal of property, plant and equipment	1,122	791	3,661
(Recovery) provision for doubtful accounts	(2,497)	889	2,228
Write-downs of inventory	16,844	5,777	5,355
(Gain) loss on early extinguishment of debt	(56)	187	3,940
Compensation expense — former officer	—	113	—
Amortization of intangible and other assets	3,864	2,212	9,272
Impairment of intangible asset	—	—	7,152
Impairment of goodwill	—	62,812	—
Impairment of property, plant and equipment	1,062	4,851	—
Gain on sale of subsidiary, division and property	—	(3,921)	—
Deferred taxes	810	53,412	11,721
Restructuring, recall and other (credits) charges	—	(563)	556
Other non-cash changes in equity items	—	—	57
Equity in net earnings of joint venture	—	—	(55,570)
Changes in assets and liabilities, net of acquisition:
Accounts and other receivables	18,406	(36,274)	13,318
Inventories	13,223	(51,094)	(2,507)
Prepaid expenses and other	6,573	(3,239)	(1,731)
Other assets	(1,715)	2,262	1,944
Accounts payable and accrued expenses	(20,035)	9,283	(6,800)
Current income taxes	(3,829)	6,566	(1,506)
Other liabilities	(291)	56	(277)

Net cash (used in) provided by operating activities	(3,966)	(63,556)	27,475

Cash flows from investing activities:
Net proceeds from sale of subsidiary, division, and property	2,073	47,409	—
Additions to property, plant and equipment	(3,400)	(14,564)	(18,526)
Distribution from joint venture — net	—	1,194	51,430
Distribution from escrowed funds in connection with a dissolved partnership	4,982	—	—
Collections from officers and former officer	3,078	62	486

Net cash provided by investing activities	6,733	34,101	33,390
(Continued on next page.)

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from financing activities:
(Payments) borrowings under lines of credit, net	(20,107)	34,195	7,949
Payments on mortgage loan	—	(5,779)	(143)
Payments of long-term debt	(3,000)	—	—
Proceeds from issuance of long-term debt	20,000	—	—
Redemption of long-term debt	(4,906)	(4,390)	(67,775)
Exercises of stock options and issuances of common stock under employee stock purchase plan	99	2,459	1,171
Interest receivable from former officer	(7)	(22)	(41)

Net cash (used in) provided by financing activities	(7,921)	26,463	(58,839)

Effect of exchange rate changes on cash	(845)	720	3,026
(Decrease) increase in cash and cash equivalents	(5,999)	(2,272)	5,052

Cash and cash equivalents at beginning of period	10,463	12,735	7,683

Cash and cash equivalents at end of period	$4,464	$10,463	$12,735

Supplemental Disclosures of Cash Flow Information:

	For the years ended December 31,
	2005	2004	2003
	(In thousands)
Cash paid during the year for:
Interest	$10,928	$10,117	$15,520
Income taxes	$5,073	$—	$312
Non-cash financing activities:
•	Applica reclassified approximately $5.7 million from property, plant and equipment and $0.4 million from inventories to assets held for sale, which are included within prepaid expenses and other assets in 2005.

•	Applica reclassified approximately $1.0 million of notes receivable from a former officer to current assets in 2004.
The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Overview
          Applica Incorporated and its subsidiaries (collectively, the “Company” or “Applica”) are marketers and distributors of a broad range of branded small household appliances. Applica markets and distributes kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, and its own brand names, such as LitterMaid®, Belson®, Windmere®, and Applica®. Applica’s customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.
          Applica operated a manufacturing facility in Mexico which ceased production in October 2005.
     Principles of Consolidation
          The consolidated financial statements include the accounts of Applica Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Use of Estimates
          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include income taxes, the allowance for doubtful accounts, inventory valuation reserves, product liability, depreciation and amortization.
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
          Collectibility of Accounts Receivable. Applica records allowances for estimated losses resulting from the inability of its customers to make required payments on their balances. Applica assesses the credit worthiness of its customers based on multiple sources of information and analyzes many factors including:
•	Applica’s historical bad debt experiences;

•	publicly available information regarding its customers and the inherent credit risk related to them;

•	information from subscription-based credit reporting companies;

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
•	trade association data and reports;

•	current economic trends; and

•	changes in customer payment terms or payment patterns.
          This assessment requires significant judgment. If the financial condition of Applica’s customers were to worsen, additional write-offs may be required. Such write-offs may not be included in the allowance for doubtful accounts at December 31, 2005 and, therefore, a charge to income could result in the period in which a particular customer’s financial condition worsens. Conversely, if the financial condition of Applica’s customers were to improve or its judgment regarding their financial condition was to change positively, a reduction in the allowances may be required resulting in an increase in income in the period such determination is made. Applica currently has a credit approved receivables purchasing agreement with FCIA Underwriters.
          Inventory. Applica values inventory at the lower of cost or market, using the first-in, first-out (FIFO) method, and regularly reviews the book value of discontinued product lines and stock keeping units (SKUs) to determine if these items are properly valued. If the market value of the product is less than cost, Applica will write down the related inventory to the estimated net realizable value. Applica regularly evaluates the composition of its inventory to identify slow-moving and obsolete inventories to determine if additional write-downs are required. This valuation requires significant judgment from management as to the salability of its inventory based on forecasted sales. It is particularly difficult to judge the potential sales of new products. Should the forecasted sales not materialize, it would have a significant impact on Applica’s results of operations and the valuation of its inventory, resulting in a charge to income in the period such determination is made.
          Product Liability Claims and Litigation. Applica is subject to lawsuits and other claims related to product and other matters that are being defended and handled in the ordinary course of business. Applica maintains accruals for the costs that may be incurred, which are determined on a case-by-case basis, taking into consideration the likelihood of adverse judgments or outcomes, as well as the potential range of probable loss. The accruals are monitored on an ongoing basis and are updated for new developments or new information as appropriate. With respect to product liability claims, Applica estimates the amount of ultimate liability in excess of applicable insurance coverage based on historical claims experience and current claim estimates, as well as other available facts and circumstances.
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
          Other Estimates. During the years, Applica has made significant estimates in connection with specific events affecting its expectations. These have included accruals relating to the consolidation of its operations, plant closings, reduction in employees and product recalls. Estimates have also been required with respect to Applica’s investment in a joint venture investment partnership (for additional information, see Note D). Applica makes a number of other estimates in the ordinary course of business relating to sales returns and allowances, warranty accruals, and accruals for promotional incentives. Historically, past changes to these estimates have not had a material impact on Applica’s financial condition, but have significantly affected operations from time to time. However, circumstances could change which may alter future expectations.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
     Foreign Currency Translation
          The financial statements of Applica’s non-U.S. subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) 52, “Foreign Currency Translation”. SFAS 52 distinguishes between translation adjustments and foreign currency transactions. In accordance with SFAS 52, subsidiaries that use the local currency as the functional currency translate assets and liabilities into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of these foreign subsidiaries was included in a separate component of shareholders’ equity entitled “Accumulated Other Comprehensive Loss.” For subsidiaries that transact business predominantly in U.S. dollars or if the local currency is deemed to be hyper-inflationary, the U.S. dollar is used as the functional currency. Monetary balance sheet accounts are translated at the exchange rate in effect at the end of the year and non-monetary balance sheet accounts are translated at historical exchange rates. Income and expense accounts are translated at the average exchange rates in effect during the year. Adjustments resulting from the translation of these entities are included in operations. During 2005, 2004 and 2003, net foreign translation (Gains) or losses included in Applica’s statement of operations were $(0.8) million, $0.7 million and $3.0 million, respectively. Gains or losses resulting from foreign currency transactions are recorded in the consolidated statements of operations. Such losses totaled $0.6 million, $1.4 million and $0.3 million in 2005, 2004 and 2003, respectively.
     Cash and Cash Equivalents
          Applica considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash balances at December 31, 2005 and 2004 included approximately $3.9 million and $8.3 million, respectively, held in foreign banks by Applica’s Hong Kong, Canadian and Latin American subsidiaries.
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
          The components of accumulated other comprehensive earnings, net of tax, were as follows:

	At December 31,
	2005	2004
	(In thousands)
Accumulated foreign currency translation adjustment	$(2,744)	$(2,668)
Accumulated net unrealized gain on derivatives	—	(925)

	$(2,744)	$(3,593)

          Tax provisions (benefits) related to comprehensive earning adjustments, primarily due to unrealized gains and (losses) on derivatives, were zero in 2005 and 2004 and $1.4 million in 2003.
          In July 2004, Applica sold its Hong Kong based manufacturing subsidiary. In connection with the sale, Applica realized a loss of approximately $0.8 million from cumulative foreign currency translation adjustments.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
     Inventories
          Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories included the following:

	At December 31,
	2005*	2004
	(In thousands)
Raw materials	$—	$4,528
Work in process	—	280
Finished goods	101,638	126,695

	$101,638	$131,503

*	In October 2005, Applica ceased its manufacturing operations in Mexico.
     Revenue Recognition
          Applica recognizes revenue when title, risks and rewards of ownership of its products transfer to its customers, all contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, this is at the time products are shipped for delivery to customers. Net sales are comprised of gross sales less provisions for estimated customer returns, discounts, volume rebates and cooperative advertising and slotting fees. Amounts billed to a customer for shipping and handling are included in net sales and the associated costs are included in cost of goods sold in the period when the sale occurs.
     Cooperative Advertising and Slotting Fees
          Effective January 1, 2005, Applica modified its accounting treatment for cooperative advertising and slotting fees provided to its customers. The modification was necessary because Applica no longer uses an unrelated third party to verify performance or to determine the fair value of the benefits Applica receives in exchange for the payment of promotional funds. In accordance with Emerging Issues Task Force (“EITF”) 01-9, “Accounting for Consideration Given By a Vendor To a Customer (Including a Reseller of the Vendor’s Products)”, which addresses the income statement classification of slotting fees and cooperative advertising arrangements with trade customers, these promotional funds should be accounted for as a reduction of selling price and netted against gross sales. Prior to January 1, 2005, Applica classified promotional funds as selling, general and administrative expenses in its consolidated statement of operations. This modification reduced each of net sales, gross profit and selling, general and administrative expenses by approximately $13.8 million, $17.0 million, and $17.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Because the modification resulted solely in a reclassification within the consolidated statement of operations, there was no impact on Applica’s financial condition, operating income or net earnings for any of the periods presented.
     Advertising Costs
          Advertising and promotional costs are expensed as incurred and are included in operating expenses in the accompanying consolidated statements of operations. Total advertising and promotional costs, excluding cooperative advertising, for the years ended December 31, 2005, 2004 and 2003 were approximately $9.0 million, $19.1 million and $14.3 million, respectively.
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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
     Freight Costs
          Freight costs on goods shipped and not billed to Applica’s customers were included in operating expenses in the accompanying consolidated statements of operations. Freight costs totaled $26.4 million, $30.8 million and $21.5 million during the years ended December 31, 2005, 2004 and 2003, respectively.
     Warranty
          Estimated future warranty obligations related to certain products are provided by charges to cost of goods sold in the period in which the related revenue is recognized. Applica establishes a reserve for warranty obligations based on its historical warranty experience and other available information. Accrued product warranties as of December 31, 2005, 2004 and 2003 were as follows:

(In thousands)
Balance at December 31, 2003	$6,084
Additions to accrued product warranties	44,306
Reductions of accruals — payments and credits issued	(43,207)

Balance at December 31, 2004	$7,183
Additions to accrued product warranties	33,972
Reductions of accruals — payments and credits issued	(33,408)

Balance at December 31, 2005	$7,747

     Stock Based Compensation
          At December 31, 2005, Applica had three active stock-based compensation plans, which are described more fully in Note P — Shareholders’ Equity. Applica accounts for employee stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of Applica’s common stock at the date of grant over the exercise price of the options. Applica’s net (loss) earnings and (loss) earnings per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and stock options issued to employees been determined based on the fair value of the options at the grant dates consistent with the provisions of SFAS 123 “Accounting for Stock Based Compensation”:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net (loss) earnings, as reported	$(49,269)	$(132,954)	$15,223
Add: Stock-based employee compensation expense included in net (loss) earnings, net of tax (1)	—	113	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax (1)	(2,373)	(831)	(371)

Pro forma net (loss) earnings	$(51,642)	$(133,672)	$14,852

(Loss) earnings per share:
Basic — as reported	$(2.04)	$(5.55)	$0.65
Basic — pro forma	$(2.14)	$(5.58)	$0.63
Diluted — as reported	$(2.04)	$(5.55)	$0.63
Diluted — pro forma	$(2.14)	$(5.58)	$0.62

(1)	Amounts are only net of tax for 2003 because in 2005 and 2004 there was a valuation allowance against substantially all deferred tax assets.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
          There was no stock-based employee compensation expense included in net loss in 2005. There was approximately $0.1 million in stock-based employee compensation expense included in the net loss in 2004 relating to the extension of the exercise period of options to purchase 500,000 shares of the common stock of Applica in connection with the resignation of Applica’s former Chairman of the Board in August 2004. There was no stock-based employee compensation expense included in net earnings in 2003.
          No tax benefits were attributed to the stock-based employee compensation expense during the periods presented above because valuation allowances were required on substantially all of Applica’s deferred tax assets.
          The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future periods because (1) options vest over several years, (2) Applica may continue to grant options to employees and (3) the stock option acceleration in 2005.
          In June 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested “out-of-the-money” stock options awarded to employees under Applica’s stock option plans, except for those options held by executive officers. All stock options with exercise prices equal to or greater than $3.28 per share, the closing price of Applica’s common stock on June 16, 2005, were considered to be out-of-the-money. No stock options held by non-employees, including directors, were subject to acceleration. Options to purchase approximately 425,000 shares of common stock were subject to the acceleration. The options have a range of exercise prices of $3.63 to $11.16 and a weighted average exercise price of $4.91.
          Because the options that were accelerated have exercise prices in excess of the current market value of the common stock, they were not fully achieving their original objectives of incentive compensation and employee retention. The Compensation Committee of the Board of Directors believed that the acceleration of the option vesting periods would have a positive effect on employee morale and retention. Additionally, the acceleration enabled Applica to reduce compensation expense associated with stock options upon the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), on January 1, 2006. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in Applica’s consolidated statement of operations in future fiscal years was approximately $1.2 million. This amount is reflected in the pro forma footnote disclosure above for the year ended December 31, 2005.
          In December 2005, the Compensation Committee of the Board of Directors approved the granting of stock options to purchase up to 475,000 shares of common stock at an exercise price of $1.62 per share to certain employees of Applica. The exercise price was equal to the fair market value of the common stock on the date of the grant. All of the stock options were vested immediately, except for 30,000 which vest in 2006. The compensation expense of approximately $0.3 million associated with this grant is reflected in the pro forma footnote disclosure above for the year ended December 31, 2005.
          In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years ended December 31,
	2005	2004	2003
Expected dividend yield	00.0%	00.0%	00.0%
Expected price volatility range	61.8% - 77.0%	60.8% - 65.6%	64.1% - 82.7%
Risk-free interest rate	3.80%	3.15%	3.0%
Expected life of options in years.	1-4	4	4
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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
     Risk Management Contracts
          Applica designates its derivatives based upon criteria established by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive earnings (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that do not meet the criteria for hedge accounting, the gain or loss is recognized in earnings immediately.
          Applica uses derivatives to manage exposures to foreign currency and interest rate risk. Applica’s objective in holding derivatives is to decrease the volatility of earnings and cash flows associated with changes in foreign currency and interest rates.
          During 2005, 2004, and 2003, there were no significant gains or losses recognized in earnings for hedge ineffectiveness. Applica did not discontinue any hedges during 2005, 2004, or 2003 because it was probable that the original forecasted transaction would not occur.
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
          For derivatives that meet the criteria for hedge accounting, option premiums and unrealized losses on forward contracts and the accrued differential for interest rate and currency swaps to be received under the agreements are recorded in the balance sheet as other comprehensive earnings (loss). Unrealized gains on forward and option contracts and the accrued differential for interest rate swaps to be paid under the agreements are included in other liabilities. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the item being hedged. Applica accrues the differential for interest rate swaps to be paid or received under the agreements as interest rates shift as adjustments to net interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements for which the hedged transaction is still in place and expected to occur, prior to their original maturity, are deferred and amortized to net interest expense over the remaining term of the underlying hedged transactions. As of December 31, 2005, there were no outstanding derivative financial instruments.
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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
     Legal Costs
          Legal costs are expensed as incurred and are included in operating expenses. For the years ended 2005, 2004 and 2003, Applica expensed $2.4 million, $4.9 million and $8.1 million, respectively, related to legal matters.
     Earnings (Loss) Per Share
          Basic earnings per share is computed by dividing net (loss) earnings for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net (loss) earnings for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents (such as stock options) using the treasury stock method. The following table sets forth the computation of basic and diluted (loss) earnings per share:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net (loss) earnings	$(49,269)	$(132,954)	$15,223

Weighted average shares outstanding	24,151	23,975	23,573
Dilutive effect of stock options	—	—	425

Dilutive weighted average common shares outstanding	24,151	23,975	23,998

Basic (loss) earnings per share	$(2.04)	$(5.55)	$0.65
Diluted (loss) earnings per share	$(2.04)	$(5.55)	$0.63
          The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted (loss) earnings per share. For 2005 and 2004, all common stock equivalents were excluded because their inclusion would have been anti-dilutive. The amounts in 2003 were excluded because their exercise prices were greater than the average market price of the common shares during the applicable period.

	For the Years Ended December 31,
	2005	2004	2003
Number of shares	2,483,224	2,755,207	1,494,685
Range of exercise price	$1.62-31.69	$3.63-31.69	$6.75-31.69
     Recent Accounting Pronouncements
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaced APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changed the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on Applica’s financial condition, results of operations, or cash flows.
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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost must be recognized over the period during which an employee is required to provide services in exchange for the award (which is usually the vesting period of the award).
          SFAS 123R was originally scheduled to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule amending the compliance date to the beginning of the first annual reporting period that begins after June 15, 2005. Therefore, SFAS 123R will be effective for Applica in the fiscal year beginning January 1, 2006. As of the required effective date, Applica will apply SFAS 123R using the modified prospective transition method described in the standard.
          The effects of the adoption of SFAS No. 123R on Applica’s financial condition, results of operations and cash flows are dependent upon a number of factors, including:
•	the number of employee stock options outstanding and unvested;

•	the number of employee options that may be granted in the future;

•	the future market value and volatility of Applica’s stock price;

•	movements in the risk-free rate of interest;

•	stock option exercise and forfeiture patterns; and

•	the stock option valuation model used to estimate the fair value of each option.
As a result of these variables, it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123R will have on Applica’s financial condition, results of operations or cash flows; however, Applica expects that the effect of the adoption of SFAS 123R related to the unvested stock options at December 31, 2005 will result in approximately $0.4 million of compensation expense in 2006, $0.4 million in 2007 and $0.2 million in 2008, which will be reflected in the consolidated statements of operations for the respective fiscal years.
     Reclassifications
          Certain prior period amounts have been reclassified to conform with the current year’s presentation.
NOTE B — COST OF SALES
     Cost of Goods Sold
          Included in cost of goods sold for 2005 were inventory write-downs of approximately $13.5 million primarily related to lower-than-anticipated consumer demand for the Home Cafe™ single cup coffee maker and the Tide™ Buzz™ ultrasonic stain remover. Included in cost of goods sold for 2004 were inventory write-downs of approximately $1.4 million recorded for the Tide™ Buzz™ ultrasonic stain remover. There were no write-downs recorded for the aforementioned two products in 2003. The inventory write-downs related to the Household Products reportable segment.
     Restructuring Charges
          For 2005, Applica incurred a total of $12.5 million of restructuring charges associated with the continued downsizing and closure of the manufacturing operations in Mexico. These charges consisted of the following:
•	$4.9 million in severance charges;

•	$3.3 million write-down of raw materials inventory that will no longer be used in production;

•	$3.2 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process; and

•	$1.1 million write-down of property, plant and equipment.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
          In the fourth quarter of 2003, Applica initiated a plan to move the production of irons and toaster ovens for the U.S. marketplace from Mexico to third party suppliers in China in an effort to lower the costs of these products as manufacturers in China were providing good quality and design at a cost below Applica’s cost of producing these products in Mexico. In connection with this restructuring plan, in 2004 and 2003, Applica recorded restructuring charges of $4.7 million and $3.7 million, respectively. Such charges consisted of $1.2 million and $3.3 million of severance in 2004 and 2003, respectively, and $3.5 million and $0.4 million of impairment charges associated with the write-down of machinery and equipment in 2004 and 2003, respectively. The severance was paid in full by the end of 2004. This restructuring was completed in December 2004.
          In the third quarter of 2004, Applica initiated a plan to move the production of the Home Café™ single cup coffee maker from Mexico to a third party manufacturer in China. In connection with this restructuring, Applica recorded an impairment of $3.7 million, consisting of impairment charges of approximately $1.4 million for machinery and equipment and approximately $2.3 million for obsolete raw materials inventory, net of approximately $0.7 million of estimated realizable value. The restructuring was completed in February 2005.
          In the fourth quarter of 2003, Applica initiated a plan to restructure its Hong Kong-based manufacturing operations to focus primarily on products with proprietary technologies, and to outsource most of its vertical integration. As a result, in the first quarter of 2004, management closed one factory totaling approximately 437,000 square feet. In connection with this restructuring plan, Applica recorded charges of approximately $0.8 million and $3.3 million in 2004 and 2003, respectively, consisting of impairment charges for the write-off of machinery and equipment of $2.5 million and severance of $1.6 million, respectively. The severance was paid in full in 2004. In July 2004, Applica sold its manufacturing operations in China.
          In December 2005, Applica auctioned a significant portion of the machinery and equipment located in the Mexican manufacturing facility, along with some office furniture and equipment. As a result of the auction, Applica realized net cash proceeds of approximately $2.9 million. As of December 31, 2005, Applica collected $2.0 million of such proceeds. The remaining proceeds of $0.9 million were collected in February 2006. The December 2005 auction resulted in a small gain. Applica expects to have another auction in March 2006 for the remaining property and equipment located at the manufacturing facility and expects to realize net proceeds of approximately $0.4 million. Applica does not expect the gain or loss associated with such auction to be significant.
          Estimated fair value for machinery and equipment was determined by either appraisals or discounted cash flows.
          All restructuring charges relate to the Manufacturing reportable segment.
     Product Recall
          In February 2002, Applica voluntarily recalled approximately 2.1 million toasters. In 2001, Applica took a charge to cost of sales of $13.4 million relating to the estimated expenses of such recalls. At December 31, 2003 and 2002, $9.3 million and $8.7 million, respectively, had been charged against the accrual. During 2003, recall claims related to the toaster recall continued to diminish considerably and in the fourth quarter of 2003, management determined the accrual was no longer required and the remaining accrual of $4.1 million was reversed and was included as a reduction of cost of sales.
          In March 2005, Applica voluntarily recalled approximately 500,000 Black & Decker® branded BL 5000, BL 5900 and BL 6000 blenders. Substantially all costs and expenses related to this recall were reimbursed in 2005 by the supplier who manufactured the blenders.
NOTE C — RESTRUCTURING AND OTHER (CREDITS) CHARGES
          In the fourth quarter of 2001, Applica initiated a plan to consolidate its Shelton, Connecticut office, as well as certain back-office and supply chain functions in Canada and Latin America, with its executive offices. In 2002, Applica recorded $10.6 million in restructuring charges relating to its decision to consolidate these facilities. The consolidation resulted in a reduction of approximately 70 employees worldwide and annual savings in payroll and occupancy expenses. In 2003, Applica recorded an additional $4.7 million in restructuring charges related to its

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
decision to consolidate the Shelton, Connecticut facilities because it was unable to rent a majority of the facility for the remainder of the lease as originally planned.
          In the first quarter of 2004, Applica settled an outstanding litigation matter for $0.1 million and reversed the remaining accrual of $0.6 million related to such litigation.
          Accrued liabilities relating to the restructuring and other charges (credits) were zero and $2.5 million at December 31, 2005 and 2004, respectively. These charges (credits) were reflected as a component of selling, general, and administrative expenses in the accompanying consolidated statements of operations. All of these charges (credits) relate to the Household Products business segment.
NOTE D — EQUITY IN NET EARNINGS OF JOINT VENTURE AND OTHER INCOME
          In July 2003, ZonePerfect Nutrition Company, an investment held by a partnership that was 50% owned by Applica, was sold for approximately $160.0 million. A portion of the proceeds from the sale of ZonePerfect was being held in escrow as of December 31, 2004, $8.4 million of which was owed to Applica. Half of this amount ($4.2 million) was recorded as part of the equity in net earnings of joint venture in 2003. At December 31, 2004, Applica had not collected any portion of the escrowed funds and had included the $4.2 million in other receivables. Management believed that the collection of the remaining $4.2 million was uncertain and, therefore, such amount was not recorded into income as of December 31, 2004.
          In February 2005, Applica received approximately $1.6 million in the first distribution of the funds held in escrow. In August 2005, Applica received approximately $3.4 million in the second distribution of the escrowed funds. Applica applied these receipts, totaling $5.0 million, to the receivable balance at December 31, 2004 of $4.2 million and recorded the income of $0.8 million as other income for the year ended December 31, 2005.
          The remainder of the funds in escrow are subject to dispute and, in December 2005, a lawsuit was filed by the representative for the ZonePerfect shareholders against the purchaser of ZonePerfect claiming that there is no basis to withhold the distribution of the remaining funds. If and when the claims made on the remaining escrowed funds are resolved in its favor, Applica could receive cash and record additional other income of up to $3.4 million, although it is likely that the claims will be settled for less.
          The partnership was dissolved in the third quarter of 2004. Applica’s equity in the net earnings of joint venture was zero for the years ended December 31, 2005 and 2004 and $55.6 million for the year ended December 31, 2003. Applica has no additional commitments or exposure related to this investment.
          Included in Applica’s consolidated retained earnings were earnings related to the joint venture partnership of approximately $54.1 million as of December 31, 2005 and 2004.
NOTE E — SALE OF SUBSIDIARY, DIVISION AND PROPERTY
     Sale of Subsidiary
          In July 2004, Applica sold its Hong Kong manufacturing subsidiary for $28.1 million, which allowed Applica to outsource the manufacturing of a substantial amount of its products in China. The decision to outsource the manufacturing operations did not materially impact the operations and cash flows of Applica, except for certain contract manufacturing operations.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
          The assets and liabilities sold as part of the transaction included the following:

(In thousands)
Accounts receivable	$8,175
Intercompany receivable	30,604
Inventory, net	15,455
Prepaid expenses and other current assets	4,516
Property and equipment, net	17,732

$76,482

Accounts payable and other current liabilities	$36,782
Long-term debt	7,491
Deferred taxes	3,346

$47,619

          For 2004, revenues and gross profit from Applica’s contract manufacturing operations in China were $14.2 million and $3.5 million, respectively. Revenues and gross profit for 2003 were $27.5 million and $2.5 million, respectively.
          The sale of the Hong Kong-based manufacturing subsidiary resulted in a loss of approximately $0.8 million, primarily from the realization of cumulative foreign currency translation adjustments.
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
     Sale of Property
          In the fourth quarter of 2004, Applica sold its executive offices located in Miami Lakes, Florida for $9.3 million. The sale resulted in a gain of approximately $1.3 million. A portion of the proceeds from the sale were used to repay the $5.7 million outstanding mortgage on the property and the remainder was used to repay a portion of Applica’s credit facility. In October 2004, Applica moved its executive offices to a leased facility in Miramar, Florida.
NOTE F — TERMINATION BENEFITS
          In August 2004, David M. Friedson resigned his position as Chairman of the Board and a director of Applica. In connection with his resignation, Applica entered into a separation agreement with Mr. Friedson pursuant to which Mr. Friedson’s employment agreement was terminated and Applica agreed to pay him $6.5 million over the next year. Applica also agreed to provide Mr. Friedson certain health insurance benefits for a period of 18 months and to extend the exercise period of options to purchase 500,000 shares of the common stock of Applica for an exercise price of $3.625 per share. The options, which would have expired 90 days after the termination of Mr. Friedson’s employment, expired in December 2005. The extension of the options resulted in compensation expense in 2004 of approximately $0.1 million. Mr. Friedson repaid approximately $3.1 million in outstanding loans to Applica in 2005.
          Additionally, during the third quarter of 2004, Applica incurred termination costs in connection with the termination of certain other senior management employment and consulting agreements and relationships of approximately $2.6 million, including certain officers in Hong Kong.
          Accrued liabilities relating to the termination benefits were as follows:

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Amount Accrued at			Amount Accrued at
	Dec. 31, 2004	2005 Provisions	2005 Payments	Dec. 31, 2005
	(In thousands)
Termination benefits	$6,871	$—	$6,627	$244

	Amount Accrued at			Amount Accrued at
	Dec. 31, 2003	2004 Provisions	2004 Payments	Dec. 31, 2004
	(In thousands)
Termination benefits	$—	$9,040	$2,169	$6,871

*	Provision does not include $113,000 of compensation expense related to stock option extension for the former Chairman of the Board.
NOTE G — IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS
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
     Goodwill
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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
          In Applica’s process of allocating the fair value to its tangible assets, primarily accounts receivable, inventory and manufacturing property, plant and equipment in Mexico, and identifiable intangible assets (i.e., customer relationships and tradenames) and liabilities, Applica determined that the implied value of goodwill (the residual) was zero. The impairment relates primarily to the Household Products segment.
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
          Beginning in 2002, sales of Black & Decker® branded products under the original four product categories began to decrease significantly, which decrease continued through December 31, 2003. Sales of Black & Decker® branded products under the original four product categories for 2003, 2002, and 2001 were $399 million, $429 million and $446 million, respectively. As a result of the continuation of the lower sales of Black & Decker® branded products in the four core product categories in the third and fourth quarter of 2003 (which are Applica’s busiest quarters due to the seasonality of its business), management determined that a triggering event had occurred in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, Applica performed a valuation analysis by calculating the expected effective royalty rate in 2004 through 2006, taking into account the minimum royalties as well as the projected sales of Black & Decker® branded products under the original four categories. Based on the valuation analysis, management believed that there was no remaining value in the initial intangible asset as of December 31, 2003. Accordingly, Applica recorded an

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
impairment charge of approximately $7.2 million to write off the unamortized book value of the asset. The impairment charge was reflected in the fourth quarter of 2003 because the decreased fourth quarter sales provided further confirmation of impairment. Pursuant to the requirements of SFAS 144 and as a result of Applica’s valuation analysis, the impairment charge was classified as a component of selling general and administrative expenses in the accompanying statement of operations for 2003.
     The components of Applica’s intangible assets subject to amortization are as follows:

		December 31, 2005		December 31, 2004
	Weighted Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Amount	Amortization
	(Years)	(In thousands)
Licenses	5.3	$3,000	$(3,000)	$3,000	$(1,055)
Contract-based	9.1	5,988	(4,223)	5,988	(3,440)

		$8,988	$(7,223)	$8,988	$(4,495)

          Amortization expense related to intangible assets was $2.7 million during 2005, $1.7 million during 2004 and $8.6 million during 2003. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

(In thousands)
2006	$780
2007	469
2008	161
2009	161
2010	161
Thereafter	33
NOTE H — ASSETS HELD FOR SALE
          In July 2005, Applica decided to close its manufacturing facility in Mexico. The manufacturing operations ceased production in October 2005. In February 2006, Applica entered into a sale and purchase agreement with an unrelated third party to sell the land and building housing its factory in Mexico for approximately $5.5 million. The sale is expected to close in the second quarter of 2006. The land and building were classified as assets held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheet at a net realizable value of approximately $5.3 million (net of commissions) as of December 31, 2005.
          In connection with the abovementioned closure of the Mexico manufacturing facility, certain machinery and equipment and furniture and fixtures totaling approximately $0.4 million and certain raw materials inventory totaling approximately $0.4 million have been classified as assets held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheet as of December 31, 2005.
          In connection with the 2004 restructuring plan to move the production of irons and toaster ovens to third party suppliers in China, approximately $0.7 million of machinery and equipment was classified as assets held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheet at December 31, 2004.
          All assets held for sale relate to the Manufacturing reportable segment.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE I — PROPERTY, PLANT AND EQUIPMENT
          The following is a summary of property, plant and equipment:

		At December 31,
	Useful Lives	2005	2004
		(In thousands)
Building	20 years	$—	$7,430
Computer equipment	3 - 5 years	30,449	31,635
Equipment and other	3 - 8 years	32,452	66,985
Leasehold improvements*	8 - 10 years	3,569	4,379
Land and land improvements**	20 years	—	1,069

Total		$66,470	$111,498
Less accumulated depreciation		46,755	73,171

		$19,715	$38,327

*	Shorter of remaining term of lease or useful life

**	Only improvements are depreciated
          In March 2005, Applica completed the implementation of a significant upgrade of its information technology infrastructure, including the installation of a new enterprise resource planning (ERP) system. As a result, during the second quarter of 2005, approximately $12.1 million of capitalized expenditures associated with the information technology upgrade, which were previously not subject to depreciation, were placed into service and began to be depreciated over their respective useful lives. As of December 31, 2004, approximately $11.8 million of capitalized expenditures associated with the information technology upgrade were included in property, plant, and equipment as assets not yet placed into service.
          In connection with the sale of its Hong Kong-based manufacturing operations in 2004, Applica sold property, plant and equipment with a net book value of approximately $17.7 million. In connection with the sale of the executive offices in Miami Lakes, Florida in 2004, Applica sold property, plant and equipment with a net book value of approximately $7.6 million.
NOTE J — ACCRUED EXPENSES
          Accrued expenses are summarized as follows:

	At December 31,
	2005	2004
	(In thousands)
Promotions, co-op and other advertising allowances	$8,858	$12,565
Chargebacks	4,077	1,905
Salaries and bonuses	3,729	11,629
Warranty	7,747	7,183
Product liability	4,558	4,139
Back-office consolidation	—	2,536
Freight	2,196	2,259
Interest	2,793	2,530
Royalty	6,281	7,020
Other	9,795	10,280

	$50,034	$62,046

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE K — SHORT-TERM DEBT
          In November 2004, Applica amended and restated the senior credit facility, to, among other things, reduce the credit amount to $175 million (including $10.0 million for letters of credit). In June 2005, Applica again amended its senior credit facility to provide a temporary increase in liquidity from July through November 2005. In December 2005, Applica amended and restated the senior credit facility to reduce the credit amount to $125 million, reduce the applicable interest rate margins, reduce the minimum daily and average monthly availability reserves, and add receivables collected by its Hong Kong subsidiary to the collateral base. The amended credit facility matures in November 2009.
          Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the amended facility, if Applica does not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, Applica must maintain a minimum daily availability under its borrowing base of $10 million and a minimum average monthly availability of $13 million. If Applica maintains a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block. As of December 31, 2005, Applica’s fixed charge coverage ratio was less than 1.0 to 1.0.
          As of December 31, 2005, Applica was borrowing approximately $69.5 million under the facility and had approximately $29.7 million available for future cash borrowings, which is net of the $10 million daily block.
          At Applica’s option, interest accrues on the loans made under the credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s average quarterly availability and set at 1.75% at December 31, 2005), which was 6.14% at December 31, 2005; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s average quarterly availability and was zero at December 31, 2005), which was 7.25% at December 31, 2005.
Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based upon Applica’s average quarterly availability and was zero at December 31, 2005), which was 7.25% at December 31, 2005.
          The credit facility is collateralized by substantially all of the real and personal property, tangible and intangible, of Applica Incorporated and its domestic subsidiaries, as well as:
•	a pledge of all of the stock of Applica’s domestic subsidiaries;

•	a pledge of not more than 65% of the voting stock of each direct foreign subsidiary of Applica Incorporated and each direct foreign subsidiary of each domestic subsidiary of Applica Incorporated; and

•	a pledge of all of the capital stock of any subsidiary of a subsidiary of Applica Incorporated that is a borrower under the credit facility.
          The credit facility is guaranteed by all of the current, and will be guaranteed by any future, domestic subsidiaries of Applica Incorporated.
          The credit facility contains a number of significant covenants that, among other things, restrict the ability of Applica to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. At December 31, 2005, Applica was in compliance with all covenants under the credit facility.
          As of December 31, 2005, Applica had letters of credit of $1.7 million outstanding under its credit facility, as compared to $1.5 million outstanding as of December 31, 2004.

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
     Notes and Acceptance Payable
          Certain of Applica’s foreign subsidiaries had trade finance or letter of credit lines. As of December 31, 2005 and 2004, there were zero and $0.9 million outstanding, respectively, under the trade finance lines, which were classified as short term debt. Applica had no letters of credit outstanding related to the trade finance lines as of December 31, 2005 and 2004.
          Applica’s credit facility and notes and acceptance payable are summarized below:

		Stated Interest
	Balance	Rate (1)
	(In Thousands)
At December 31, 2005:
Credit facility	$69,524	6.21%

At December 31, 2004:
Credit facility	$88,541	4.40%
Notes and acceptance payable	914	2.83%

Total	$89,455

(1)	The stated interest rates were based upon the weighted average rates at December 31, 2005 and 2004; these rates are not necessarily an indication of future interest rates.
NOTE L — LONG-TERM DEBT
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
          The indenture pursuant to which the notes were issued contains certain covenants that, among other things, limit the ability of Applica to incur additional indebtedness and issue preferred stock, pay dividends or make other certain restricted payments, apply net proceeds from certain asset sales, or sell stock of subsidiaries. At December 31, 2005, Applica was in compliance with all covenants under the subordinated note indenture.
          During 2003, Applica repurchased $65 million of these notes and incurred a loss on redemption of $3.9 million. In February 2004, Applica repurchased an additional $4.25 million of these notes and incurred a loss on redemption of $187,000. In October 2005, Applica entered into a secured term loan agreement with Mast Credit Opportunities I, (Master) Ltd. (“Mast Credit”) to borrow $20 million. Applica used a portion of the proceeds from the term loan to repurchase from Mast Credit $5.0 million of its 10% notes at 98% of par value. The repurchase of the notes resulted in a gain on redemption of approximately $0.06 million.
     Term Loan
          In October 2005, Applica entered into a secured term loan agreement with Mast Credit Opportunities I, (Master) Ltd. (“Mast Credit”) to borrow $20 million. The term loan is secured by a lien on Applica’s assets, which is subordinate to Applica’s senior revolving credit facility. Applica used a portion of the proceeds from the term loan to repurchase from Mast Credit $5.0 million of its 10% senior subordinated notes due 2008 at 98% of par value. The

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
repurchase of the bonds resulted in a gain on redemption of approximately $0.06 million. The balance of the proceeds was used to pay down Applica’s senior revolving credit facility. As reported in a Schedule 13G filed with the SEC on February 13, 2006, Mast Credit owns approximately 9.6% of the outstanding common stock of Applica.
          The term loan bears interest at the three-month LIBOR rate plus 625 basis points, which was 10.9% at December 31, 2005. The term loan matures in November 2009 and requires no principal payments until such time. Interest is paid monthly and in 2005, Applica recorded $425,000 in interest expense associated with this loan. In connection with the repayment of the term loan, after June 30, 2006 Applica is required to pay an exit fee that increases on a periodic basis from 1% to 4% of the principal amount of the loan. Applica incurred fees of approximately $0.2 million in connection with the term loan.
          The term loan contains the covenants similar to the senior credit facility, which are discussed in Note K- Short-Term Debt, above. At December 31, 2005, Applica was in compliance with all covenants under the term loan. For additional information regarding this loan, see Note T — Related Party Transactions, below.
     Notes Payable
          In conjunction with the acquisition of Weitech, Inc. in May 2002, Applica Consumer Products, Inc., Applica’s U.S. operating subsidiary, issued $3.0 million of notes payable primarily to the former shareholders of Weitech. These notes were unsecured, bore interest at an annual rate of 6.0%, and were paid off in June 2005. At December 31, 2004, the notes payable were included in current portion of long term debt in the accompanying consolidated balance sheet.
          Applica’s long-term debt, including interest rate swaps designated as hedges, is summarized below:

			Interest Rate	Effective
		Stated Interest	Swaps Pay	Interest	Swap
	Balance	Rate	Fixed (1)	Rate (2)	Maturities
	(In thousands)
At December 31, 2005:
10% Notes	$55,750	10.0%	$—	10.0%
Term Loan	20,000	10.9%	—	10.9%

Total	75,750
Less current portion	—		—

Total long-term debt.	$75,750		$—

At December 31, 2004:
Notes Payable	$3,000	6.0%	$—	6.0%
10% Notes (3)	61,008	10.0%	30,000	8.2%	July 2008

Total	64,008		30,000
Less current portion	3,000		—

Total long-term debt	$61,008		$30,000

(1)	Amounts represent notional values of interest rate swaps.

(2)	The effective interest rate is the weighted average interest rate after taking into consideration the effect of interest rate swaps outstanding as of year-end entered into with respect to certain of those borrowings as indicated in the “Pay Fixed” column.

(3)	Includes $258,000 that represented the positive fair value of underlying hedge as of December 31, 2004 as required pursuant to SFAS 133.
NOTE M — EMPLOYEE BENEFIT PLANS
          Applica has a 401(k) plan for its employees to which it makes discretionary contributions at rates dependent on the level of each employee’s contributions. Contributions made by Applica’s employees are limited to the maximum allowable for federal income tax purposes. The amounts charged to earnings for this plan during the years ended December 31, 2005, 2004 and 2003 totaled approximately $650,000, $477,000 and $749,000,

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
respectively, and were included as a component of operating expenses in the consolidated statement of operations. Applica does not provide any health or other benefits to retirees.
NOTE N — INCOME TAXES
          At December 31, 2005 and 2004, Applica had deferred tax assets in excess of deferred tax liabilities of $111.1 million and $93.8 million, respectively. Applica determined that it was more likely than not that $10.4 million and $11.2 million of such assets will be realized, resulting in a valuation allowance of $100.7 million and $82.6 million as of December 31, 2005 and 2004, respectively. Applica evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance, if necessary. Applica operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve.
          Commencing in 2001, the earnings of certain foreign entities were taxed based on U.S. statutory rates, notwithstanding the repatriation of earnings. Applica repatriated approximately $91.4 million of income from its foreign operations in 2004. In 2005, Applica did not repatriate any income from its foreign operations. No provision was made for U.S. taxes on the remaining accumulated undistributed earnings of Applica’s foreign subsidiaries of approximately $52.9 million at December 31, 2005 and $61.5 million at December 31, 2004.
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
          Applica elected on its 2004 U.S. Corporation Income Tax Return to take advantage of new section 965 of the Internal Revenue Code enacted as part of the American Jobs Creation Act of 2004. In general, section 965(a) provides, for one taxable year, an 85% dividends-received deduction with respect to certain cash dividends a company receives from its controlled foreign corporations. Applica elected the 85% dividends-received deduction on $66.7 million of cash dividends. The related tax on the repatriated earnings was accrued in 2004. There has been no impact to the consolidated financial statements for the year ended December 31, 2005 as a result of this election except for an income tax benefit of approximately $0.6 million recorded in the third quarter of 2005 pursuant to Notice 2005-64 issued by the IRS in September 2005.
          Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $10.4 million as of December 31, 2005, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other countries. Applica expects to continue to maintain a valuation allowance on certain future tax benefits until an appropriate level of profitability is reached or Applica is able to develop tax strategies which would enable it to conclude that it is more likely than not that a portion of its net deferred tax assets would be realized.
          Income tax provision (benefit) consisted of the following:

	For the Year ended December 31,
	2005	2004	2003
	(In thousands)
Current:
Federal	$(574)	$1,844	$(174)
Foreign	1,985	4,298	(279)
State	—	—	—

	1,411	6,142	(453)
Deferred	1,478	53,309	10,600

	$2,889	$59,451	$10,147

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
          The United States and foreign components of earnings (loss) before income taxes were as follows:

	For the Year ended December 31,
	2005	2004	2003
	(In thousands)
United States	$(30,652)	$(76,288)	$11,441
Foreign	(15,728)	2,785	13,929

	$(46,380)	$(73,503)	$25,370

          The differences between the statutory rates and the tax rates computed on pre-tax earnings are as follows:

	For the Year ended December 31,
	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
Permanent differences	(0.3)	(3.3)	7.1 *
State income tax	3.2	2.4	(1.0)
Net tax rate differential on undistributed earnings	(1.8)	0.4	(3.1)
Foreign earnings distributed to, or taxable in, the U.S.	(0.3)	(13.6)	2.5
Valuation allowance	(42.7)	(101.8)	—
Other	0.7	—	(0.5)

	(6.2)%	(80.9)%	40.0%

*	Permanent differences are primarily the result of foreign exchange translation losses.
          In October 2005, Applica was notified that Applica Canada Corporation, Applica’s Canadian operating subsidiary, was selected for an income tax audit for the years 2003 and 2004 by the Canada Customs and Revenue Agency. In January 2006, Applica was notified by the Internal Revenue Service that it will be examining the years 2000, 2001 and 2002 in connection with U.S. loss carryback claims that could result in a refund to Applica of $1.0 million. Management believes that adequate provision for taxes has been made for the years under examination.
          The primary components of future deferred tax assets (liabilities) were as follows:

	At December 31,
	2005	2004
	(In thousands)
Inventory differences	$524	$(374)
Accrued expenses	12,195	12,606
Valuation allowance	(11,470)	(12,199)

Total current assets	1,249	33

Net operating loss and other carryforwards	66,591	42,802
Fixed assets	(1,053)	3,306
Goodwill and intangible asset amortization	32,846	36,054
Unrealized derivative tax	—	(579)
Valuation allowance	(89,199)	(70,371)

Net non-current assets	9,185	11,212

Net deferred tax assets	$10,434	$11,245

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
          At December 31, 2005, Applica had net operating loss carryforwards (“NOLs”) of approximately $76.3 million for domestic federal income tax purposes and $33.8 million for foreign income tax purposes. The domestic operating losses and foreign losses expire as follows:

	Domestic Operating
Year of Expiration	Losses	Foreign Losses
2007	$—	$834
2012	—	1,262
2014	—	1,505
2015	—	27,163
2019	10,832	—
2020	18,134	—
2021	3	—
2022	25	—
2023	3,582	—
2024	978	—
2025	42,793	—
Indefinite	—	3,081

	$76,347	$33,845

          Applica also has NOLs in numerous states that had a tax benefit of $10.8 million and $9.2 million in 2005 and 2004, respectively. Applica has applied valuation allowances, tax effected, against these NOLs of $10.8 million and $9.2 million in 2005 and 2004, respectively. In addition, Applica had U.S. foreign tax credits of $16.7 million and $14.7 million in 2005 and 2004, respectively. Applica has applied valuation allowances, tax effected, against these foreign tax credits of $16.7 million and $14.7 million in 2005 and 2004, respectively. Applica establishes valuation allowances against the state NOLs and U.S. foreign tax credits when it is more likely than not that the benefits will not be realized prior to expiration. Applica’s U.S. subsidiaries have provided a valuation allowance of $90.9 million on all their deferred tax assets, except for $6.2 million related to net operating loss carryforwards that can be used as a result of a tax planning strategy pursuant to SFAS 109.
NOTE O — COMMITMENTS AND CONTINGENCIES
     Litigation and Other Matters
          Shareholder Litigation. Applica is a defendant in Scott Schultz, individually and on behalf of all others similarly situated, v. Applica Incorporated, Harry D. Schulman and Terry L. Polistina, 06-60149-CIV-DIMITROULEAS, which was filed in the United States District Court, Southern District of Florida on February 3, 2006, and Joseph Rothman, individually and on behalf of all others similarly situated, v. Applica Incorporated, Harry D. Schulman and Terry L. Polistina, 06-60230-CIV-ZLOCH, which was filed in the United States District Court, Southern District of Florida on February 24, 2006.
          These matters are purported class action complaints filed on behalf of purchasers of Applica Incorporated common stock during the period between November 4, 2004 and April 28, 2005. The complaints charge Applica and certain executive officers with violations of the Securities Exchange Act of 1934. The complaints allege that, throughout the class period, Applica issued materially false and misleading statements regarding its ability to transform its business and become more profitable. The complaints claim that these statements were materially false and misleading on the asserted basis that they failed to disclose the following: (a) that Applica was experiencing decreasing demand for its products; in particular, demand for two key products, Tide™ Buzz™ Ultrasonic Stain Remover and Home Cafe™ single cup coffee maker, were not meeting internal expectations; (b) that Applica was materially overstating its net worth by failing to timely write down the value of its inventory which had become obsolete and unsaleable; (c) that Applica was experiencing higher product warranty returns, which it had not appropriately reserved for; and (d) that Applica’s financial statements issued during the class period were not prepared in accordance with GAAP and therefore were materially false and misleading.
          The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys’ fees and costs. Applica believes the claims are without merit. Applica intends to vigorously defend these lawsuits but may be unable to successfully resolve the disputes without

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to these litigation matters.
          As is often the case, the SEC has requested that Applica voluntarily produce certain documents in connection with an informal inquiry related to these matters. Applica intends to respond to the requests for documents and are fully cooperating with the SEC in this matter.
          Other Matters. Applica is subject to legal proceedings, product liability claims and other claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such matters, if any, in excess of applicable insurance coverage, is not likely to have a material effect on Applica’s business, financial condition, results of operations or liquidity. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.
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
     Employment and Other Agreements
          Applica has entered into employment agreements with all three of its executive officers, including the President and Chief Executive Officer. These contracts terminate on May 1, 2007 and provide the executives with the right to receive lump sum payments of 2.5 times (1.5 times for employees other than the CEO) their severance base if their employment is terminated after a change in control of Applica, as defined in such agreements. The term “severance base” is defined in the agreement as the sum of (1) the executive’s base salary, plus (2) the higher of (a) the target-level incentive bonus for the year during which the termination occurs and (b) the average of the incentive bonuses paid to the executive for the three years immediately preceding the year in which the termination occurs. The agreements automatically extend for terms of one year unless either party gives notice not less than 180 days (30 days for employees other than the CEO) prior to the end of the then effective term.
          Applica has also entered into change-in-control agreements and enhanced severance agreements with certain of its employees.
          Michael J. Michienzi elected to resign his position as President — Household Products Division of Applica Consumer Products, Inc. in December 2005, at which time his employment agreement terminated.
          In December 2005, Applica entered into an agreement with Alvarez & Marsal, LLC, a global professional services firm specializing in turnaround management, to work with the Board of Directors and management team to identify additional actions to accelerate the Company’s financial turnaround. Over the past few months, Alvarez & Marsal partnered with Applica’s leadership team to evaluate its strategic plan, implement various business initiatives and drive performance improvement. David Coles of Alvarez & Marsal is currently serving as interim Chief Operating Officer of Applica. The term of the agreement has been extended to mid-May 2006.
          In June 2005, Applica entered into a managed services agreement with Auxis, Inc., an information technology services firm. Pursuant to such agreement, Auxis is responsible for managing all of Applica’s information technology infrastructure (including telecommunications, networking, data centers and the help desk) in North America and China. The agreement is for a term of four years and provides for payments of approximately $170,000 per month depending on the services required by Applica. The agreement provides for early termination

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
fees if Applica terminates such agreement without cause, which fees decrease on a yearly basis from a maximum of 50% of the contract balance to a minimum of 25% of the contract balance.
     Leases
          Applica has non-cancelable operating leases for office leases and office equipment. The leases expire over the next ten years and contain provisions for certain annual rental escalations. Future minimum payments under Applica’s non-cancelable long-term operating leases are as follows:

(In thousands)
2006	$4,145
2007	3,783
2008	2,420
2009	2,013
2010	1,295
Thereafter	5,036

$18,692

          Rent expense for the years ended December 31, 2005, 2004 and 2003 totaled approximately $5.6 million, $6.2 million and $7.5 million, respectively.
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
          Upon request, Black & Decker may elect to extend the license to use the Black & Decker® brand to certain additional products. In 2003, the license was further extended to certain electronic pest and insect control products, an ultrasonic stain removing appliance and vacuum bag sealers. In 2004, the license was extended to bug zappers. In 2005, the license was extended to electric garment steamers and hair straightening and curling irons for the Latin American marketplace.
          Further, Applica has a license from The Procter & Gamble Company to use the Home Cafe™ brand worldwide for the Black & Decker® single cup brewing machine.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
          Applica owns the Littermaid® trademark for self-cleaning litter boxes and has extended the trademark for accessories such as litter, a litterbox privacy tent and waste receptacles. Applica owns two patents and has exclusive licenses to three other patents covering the Littermaid® litter box, which require Applica to pay royalties based on a percentage of sales. The license agreements are for the life of the applicable patent and do not require minimum royalty payments. The patents have been issued in the United States and a number of foreign countries.
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
     Supply Agreement
          In June 2004, Applica entered into a supply agreement with Elec-Tech International (H.K.) Company, Ltd. Elec-Tech accounted for approximately 35% of Applica’s total purchases in 2005 and approximately 14% of Applica’s total purchases in 2004. No other supplier accounted for more than 10% of Applica’s total purchases in 2005, 2004, and 2003.
          At December 31, 2005, all significant accounts receivable from Elec-Tech had been settled. At December 31, 2005 accounts payable of $9.9 million were due to Elec-Tech. At December 31, 2004, accounts receivable of $9.1 million from Elec-Tech and accounts payable of $10.8 million due to Elec-Tech were presented net and were included in accounts payable in the accompanying consolidated balance sheet.
          In December 2005, Applica terminated the supply agreement as the result of material breaches by Elec-Tech, most of which were corrected after the termination date. After the termination, Applica continued to purchase products from Elec-Tech and Elec-Tech continued to produce and ship products to Applica.
     Agreement with Banc of America Securities
          Applica has an agreement with Banc of America Securities LLC for the provision of investment banking services. Such agreement provides that upon the close of certain strategic transactions, Applica will pay Banc of America a fee based on the aggregate consideration to be paid in any such transaction.
NOTE P — SHAREHOLDERS’ EQUITY
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
          As of December 31, 2005, there are no shares available for grant under the 1988 Directors Stock Option Plan or the 1992 Employees’ Incentive Stock Option Plan, 703 shares available for grant under the 1996 Stock Option Plan, 730 shares available for grant under the 1998 Stock Option Plan and 610,866 shares available for grant under the 2000 Stock Option Plan.
          In the past, Applica has also granted non-qualified stock options that are not under any plan. However, no non-plan options have been granted since 1998.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
          Information with respect to stock option activity is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares(000)	Price	Shares(000)	Price	Shares(000)	Price
Outstanding at beginning of year	2,755	$5.30	2,843	$6.64	3,382	$7.50
Granted	843	$2.09	1,113	$4.74	172	$7.21
Exercised	(3)	$3.63	(562)	$6.93	(130)	$7.00
Forfeited	(1,112)	$4.75	(639)	$8.55	(581)	$11.99

Outstanding at end of year	2,483	$4.45	2,755	$5.30	2,843	$6.65

Options exercisable at end of year	2,018		1,470		2,270
Weighted-average fair value of options granted during the year	$1.66		$5.91		$6.84
          The following information applies to options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares(000)	Life	Price	Shares(000)	Price
$1.62 - $3.17	756	4.90	$1.96	714	$1.96
$3.17 - $6.34	1,312	3.00	$4.46	890	$4.59
$6.34 - $9.51	324	1.00	$7.42	325	$7.42
$9.51 - $12.68	36	5.00	$10.24	34	$10.22
$12.68 - $15.84	41	3.20	$13.99	41	$13.99
$15.84 - $19.01	5	0.30	$16.25	5	$16.25
$28.52 - $31.69	9	2.40	$31.69	9	$31.69

	2,483		$4.45	2,018	$4.55

     Employee Stock Purchase Plan
          In May 2000, Applica’s shareholders authorized up to 500,000 shares of common stock for the 2000 Employee Stock Purchase Plan. Under the plan, eligible employees could elect to participate on January 1 or July 1 of each year. Subject to certain limitations determined in accordance with calculations set forth in the plan, an eligible employee is granted a right to purchase shares of common stock (up to a maximum of 1,000 shares) on the last business day on or before each June 30th and December 31st of any year during which he or she is a participant. The option exercise price per share was an amount equal to 85% of the lower of the market price on the first day of the twelve-month offering period or the market price on the exercise date, unless the participant’s entry date is not the first day of the offering period, in which case the exercise price will be an amount equal to 85% of the lower of the market price of the common stock on the entry date or the market price on the exercise date. As of December 31, 2005 and 2004, an aggregate of 350,142 and 310,997 shares, respectively, of common stock had been issued under the plan. In September 2005, the Compensation Committee of the Board of Directors elected to terminate the Employee Stock Purchase Plan effective December 31, 2005. Therefore, no additional shares will be issued under such plan.
NOTE Q — VENDOR CONSIDERATION
          Applica’s supplier of vacuum packaging products has agreed to reimburse it $4.0 million for a portion of the costs of litigating a patent infringement matter with Tilia International, Inc. The reimbursement is evidenced by an unsecured note receivable bearing interest at a rate of 6% per annum, which is payable in equal quarterly installments of $200,000, plus interest, over five years. Management believes that the ultimate collection of the note

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
receivable is not assured and is dependent on Applica’s future purchases from the supplier. Therefore, the amount collected on the note receivable is being recorded on the “cash basis” over the five-year period as a reduction of future product costs. Applica collected cash of $228,000 and $380,000 from the supplier in 2005 and 2004, respectively, and recorded it as a reduction of cost of goods sold in each such year. Applica does not expect purchases from the supplier to be significant going forward, and therefore, the collectibility of the note receivable is highly unlikely.
NOTE R — BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
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
          Through October 2005, Applica managed its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased operations in October 2005 and for the remainder of the year, Applica managed its operations through two business segments: Household Products and Professional Personal Care Products.
•	The Household Products segment is a leading distributor and marketer of small electric household appliances, primarily cooking, garment care, food preparation, beverage products, pet products and pest products, marketed under the licensed brand names, such as Black & Decker® and Home Café™, as well as owned brand names, such as Applica®, Gizmo®, Littermaid® and Windmere®. The Household Products segment sales are handled primarily through in house sales representatives and are made to mass merchandisers, specialty retailers and appliance distributors in North America, Latin America and the Caribbean.

•	The Professional Personal Care segment is a distributor and marketer of a broad range of personal care products under the Belson® and Jerdon® brands. The Professional Personal Care segment sales are handled primarily through independent sales representatives to specialty retailers and some mass merchandisers in North America. The Jerdon® brand was sold in October 2004.

•	The Manufacturing segment consisted of Applica’s Mexican and Hong Kong-based manufacturing operations. The Mexican manufacturing operations ceased production in October 2005. In July 2004, Applica sold all of its interest in its Hong Kong manufacturing operations.
          The profitability measure employed by Applica for making decisions about allocating resources to segments and evaluating segment performance is operating (loss) earnings. Generally, segments follow the same accounting policies as those described in Note A of Applica’s consolidated financial statements.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
     Segment information for the years ended 2005, 2004 and 2003 was as follows:

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
	(In thousands)
Year Ended 2005:
Net sales	$494,689	$54,793	$53,487	$602,969
Intersegment sales	2,282	—	44,568	46,850
Operating earnings (loss)	(19,071)	2,323	(16,747)	(33,495)
Depreciation and amortization	4,295	1	5,425	9,721
Total assets	239,569	21,423	14,592	275,584

Year Ended 2004:
Net sales	$628,330	$64,918	$191,445	$884,693
Intersegment sales	1,129	—	173,792	174,921
Operating earnings (loss)	21,359	6,452	(7,357)	20,454
Depreciation and amortization	1,549	7	8,495	10,051
Total assets	257,285	37,965	55,745	350,995

Year Ended 2003:
Net sales	$526,053	$68,993	$291,509	$886,555
Intersegment sales	—	—	263,119	263,119
Operating earnings	11,366	7,448	5,304	24,118
Depreciation and amortization	1,447	15	16,212	17,674
Total assets	182,391	32,310	176,943	391,644
          The following table sets forth the reconciliation to consolidated amounts for net sales, operating earnings (loss), depreciation and amortization and total assets:

	2005	2004
Net Sales:
Total revenues for reportable segments	$602,969	$884,693
Eliminations of intersegment sales	(46,850)	(174,921)

Consolidated net sales	$556,119	$709,772

Operating (loss) earnings:
Total operating (loss) earnings from reportable segments	$(33,495)	$20,454
Unallocated amounts:
Termination benefits	—	(9,153)
Gain on sale of subsidiary, division and property — net	—	3,921
Restructuring and other credit (charges)	—	563
Impairment of goodwill	—	(62,812)
Impairment of intangible asset	—	—
Shared services and all other	(3,207)	(17,740)

Consolidated operating loss	$(36,702)	$(64,767)

Depreciation and amortization:
Total depreciation and amortization from reportable segments	$9,721	$10,051
Shared services and all other	5,965	7,439

Consolidated depreciation and amortization	$15,686	$17,490

Total assets:
Total assets from reportable segments	$275,584	$350,995
All other	21,698	24,942

Consolidated total assets	$297,282	$375,937

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
          The following table sets forth the approximate amounts and percentages of Applica’s consolidated net sales by product category during the periods ending December 31,:

	2005		2004			2003
	(In thousands)
	Net Sales	%	Net Sales		%	Net Sales		%
Kitchen Products	$327,057	59%	$435,686		61%	$340,689		55%
Home Products	118,507	21%	136,089		19%	133,404		21%
Personal Care Products	54,874	10%	63,743	(1)	9%	67,746	(1)	11%
Pet Products	38,324	7%	36,350		5%	33,197		5%
Pest Control Products	8,421	1%	14,549		2%	16,639		3%
Contract Manufacturing (2)	8,936	2%	17,653	(3)	3%	28,246	(3)	4%
Other Products	—	0%	5,702		1%	3,515		1%

Consolidated	$556,119	100%	$709,772		100%	$623,436		100%

(1)	Includes sales of products by the Jerdon hotel and hospitality division, which was sold in October 2004. Such sales totaled $8.4 million in 2004 and $13.3 million in 2003.

(2)	Includes contract manufacturing sales from our Mexican manufacturing operations, which ceased operations in October 2005. Such sales totaled $8.9 million in 2005, $3.5 million in 2004 and $0.9 million in 2003.

(3)	Includes contract manufacturing sales from our Hong Kong manufacturing operations, which were sold in July 2004. Such sales totaled $14.2 million in 2004 and $27.5 million in 2003.
          In 2005 and 2004, Applica’s international operations were conducted primarily in China and Mexico, with lesser activities in Canada, the Caribbean and South and Central America. In July 2004, Applica sold its Hong Kong-based manufacturing operations. As a result, Applica’s international operations are now conducted primarily in Latin America, Canada and the Caribbean. Other than the United States, Applica does not have external sales to customers located in any country which exceed 10% of consolidated sales. The following table sets forth the composition of Applica’s sales between those in the United States and those in other locations for each year:

	2005	2004
Net sales:
United States operations	$399,960	$542,387
International operations:
Sales to unaffiliated customers	156,159	167,385
Sales — intercompany:
Mexico	44,568	103,496
Canada	2,282	1,129
China	—	70,296

	46,850	174,921

Eliminations	(46,850)	(174,921)

Consolidated net sales	$556,119	$709,772

Long-lived assets (1):
United States operations	$19,363	$24,522
International operations	2,117	18,298

Consolidated long-lived assets	$21,480	$42,820

(1)	Includes property plant and equipment and other intangible assets.
          Intercompany sales are billed at prices established by Applica. All United States revenues are derived from sales to unaffiliated customers. Geographic area of sales is based primarily on the location from where the product is shipped. Included in United States operations are certain sales derived from product shipments from Hong Kong directly to customers located in the United States.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE S — CONCENTRATION OF CREDIT AND OTHER RISKS
          Applica sells on credit terms to a majority of its customers, most of which are U.S., Canadian and Latin American retailers and distributors located throughout those countries.
          Wal-Mart Stores, Inc. accounted for 32%, 35%, and 30% of 2005, 2004, and 2003 consolidated net sales, respectively. Target Corporation accounted for 11%, 11%, and 9% of 2005, 2004, and 2003 consolidated net sales, respectively. No other customers accounted for more than 10% of Applica’s consolidated net sales for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and 2004, Wal-Mart Stores, Inc. accounted for 29.6% and 30.8%, respectively, of Applica’s consolidated accounts receivable. As of December 31, 2005 and 2004, Target Corporation accounted for 16.5% and 16.3%, respectively, of Applica’s consolidated accounts receivable. No other customers accounted for more than 10% of Applica’s consolidated accounts receivable at December 31, 2005 and 2004.
          A majority of Applica’s revenue is generated from the sale of Black & Decker® branded products, which represented approximately 78%, 79%, and 70% of consolidated net sales in 2005, 2004 and 2003, respectively.
          Applica’s allowance for doubtful accounts is based on management’s estimates of the creditworthiness of its customers, current economic conditions and historical information, and, in the opinion of management, is believed to be set in an amount sufficient to respond to normal business conditions. Management sets specific allowances for customers in bankruptcy, if any, and an additional allowance for the remaining customers. Should business conditions deteriorate or any major credit customer default on its obligations to Applica, this allowance may need to be increased, which may have an adverse impact upon Applica’s earnings. As of December 31, 2005 and 2004, the allowance for doubtful accounts was $8.8 million and $11.7 million, respectively. Applica reviews its accounts receivable aging on a regular basis to determine if any of the receivables are past due. Applica writes off all uncollectible trade receivables against its allowance for doubtful accounts.
          In 2002, Applica entered into credit approved receivables purchasing agreements with CIT Group/Commercial Services, Inc. The agreements allowed Applica to transfer to CIT, without recourse, approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers. Applica remained the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. At December 31, 2004 $17.4 million of accounts receivable were insured under this arrangement. In December 2004, Applica entered into new credit approved receivables purchasing agreement with FCIA Underwriters. The agreement allows Applica to transfer to FCIA, without recourse, up to 90% of approved receivables of specified customers under certain circumstances, including the bankruptcy of covered customers, up to a maximum aggregate amount of $10 million. Applica remains the servicer of the approved receivables and pays fees based upon a percentage of the gross face amount of each approved receivable. At December 31, 2005 $15.0 million of accounts receivable were insured under the agreement with FCIA. No amounts were outstanding under the agreement with FCIA in 2004. These arrangements are strictly for the purpose of insuring selected receivables.
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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
          Applica conducts sourcing activities through a subsidiary incorporated in Hong Kong, which may be influenced by the changing political situation in Hong Kong and by the general state of the Hong Kong economy.
NOTE T — RELATED PARTY TRANSACTIONS
          Mast Capital Management. Christopher B. Madison, a member of Applica’s Board of Directors, is a principal of Mast Capital Management, LLC, a Boston-based investment manager focused on high yield and special situation credit investing. A fund managed by Mast currently holds 2,328,200 shares of Applica common stock (approximately 9.6% of the outstanding shares) and made a $20 million secured term loan to Applica in October 2005. Both transactions were completed prior to Mr. Madison becoming a member of Applica’s Board. For additional information on the term loan, see Note L — Long-Term Debt, above.
          Sales Representative Relationships. Applica Consumer Products, Inc. uses the services of TJK Sales, Inc. (“TJK”), an independent sales representative. Thomas J. Kane, a member of Applica’s Board of Directors, is the sole shareholder and Chief Executive Officer of TJK. Applica Consumer Products, Inc. entered into an agreement with TJK, pursuant to which Applica agreed to pay $3,000 per month plus certain expenses in return for TJK’s services as a sales representative to J.C. Penney. The agreement may be terminated by either party on 30 days’ notice. Payments to TJK totaled approximately $47,000 in 2005, $37,000 in 2004 and $36,000 in 2003. Applica also reimburses TJK for certain related out-of-pocket expenses.
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
          In April 1994, in connection with the purchase by Applica of the remaining 20% of the outstanding shares of Applica Durable Manufacturing Limited from Ourimbah, Applica agreed, upon a change of control of Applica (as defined in the acquisition agreement), to make an additional payment to Ourimbah in respect of the shares of Applica Durable being purchased under the agreement. The payment is equal to the greater of (i) the same multiple of earnings per share paid for the shares of common stock of Applica received in connection with such change of control or (ii) the same multiple of net asset value per share paid for the shares of common stock of Applica received in connection with such change of control. A change of control of Applica will not be deemed to have occurred, and no additional payment will be required, if the applicable transaction or series of transactions is approved by at least 80% of the members of the Board of Directors of Applica.
          In connection with his employment with Applica Durable, Mr. Lai Kin was paid total compensation of approximately $563,000 for his services during the year ended December 31, 2003. Members of Mr. Lai’s family were paid approximately $959,500 for their services to Applica Durable during the year ended December 31, 2003. Mr. Lam King Loi was paid total compensation of approximately $295,000 for his services during the year ended December 31, 2003. As Applica sold all of its shares of Applica Durable in July 2004, payments made by that company were no longer considered related party transactions in 2004. In connection with the sale, Mr. Lai and Mr. Lam terminated their employment relationships with Applica Durable. In connection with such termination:
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
          Applica Durable leased certain factories and worker dormitories in China from Ourimbah, which facilitated the building of such factories and dormitories with the local government. The rental payments made to Ourimbah during the year ended December 31, 2003 totaled approximately $838,000.
          Matters related to David Friedson. Applica had a loan outstanding to David M. Friedson, its former Chairman of the Board. The loan, which is unsecured, bore interest at LIBOR plus 1.5% per annum (2.72% at December 31, 2004) and was payable upon demand. The loan was repaid in 2005. Interest was payable on the due date. At December 31, 2004 and 2003, the balance of such loan, including accrued interest, was approximately $1,060,700 and $1,039,000, respectively. There was no balance outstanding at December 31, 2005.
          In April 1999, Applica sold 210,000 shares of its common stock to Mr. Friedson at the fair market value of $7.125 per share and provided a loan in the amount of $1,496,250 that was used in connection with the purchase of such shares. The loan was on a full recourse basis and was secured by shares of common stock held by Mr. Friedson. The loan was repaid in 2005. The loan bore interest at the rate of LIBOR plus 2.75% per annum (3.87% at December 31, 2004). Interest was payable on the due date. The amount due to Applica, including accrued interest, at December 31, 2004 and 2003 was approximately $2,010,330 and $1,949,000, respectively. There was no balance outstanding at December 31, 2005.
          In August 2004, Mr. Friedson resigned his position as Chairman of the Board and a director of Applica. In connection with his resignation, Applica entered into a separation agreement with Mr. Friedson, pursuant to which Mr. Friedson’s employment agreement was terminated and Applica agreed to pay him $6.5 million over the next year. Mr. Friedson agreed to repay approximately $3.1 million in outstanding loans to Applica on or before June 15, 2005. Applica also agreed to provide Mr. Friedson certain health insurance benefits for a period of 18 months and to extend the exercise period of options to purchase 500,000 shares of the common stock of Applica for an exercise price of $3.625 per share. The options, which would have expired 90 days after the termination of Mr. Friedson’s employment, expired in December 2005. The extension of the options resulted in compensation expense of approximately $113,000. The agreement also contains mutual releases and confidentiality and non-compete provisions.
NOTE U — FINANCIAL INSTRUMENTS
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
          Significant interest rate risk management instruments held by Applica during 2005 and 2004 included pay-floating swaps, pay-fixed swaps and interest rate caps. The pay-floating swap effectively converts medium term fixed-rate obligations to LIBOR-rate indexed variable-rate instruments. Pay-fixed swaps effectively convert floating-rate obligations to fixed-rate instruments. Interest rate caps provide protection against rising interest rates. All swaps that qualify for fair value hedging have maturity dates that mirror the maturity date of the underlying hedged transaction. In 2005, the yield curve flattened and Applica unwound its pay floating swap. At December 31, 2005, did not have any interest rate hedges outstanding.
          The impact of interest rate risk management activities on pre-tax income were insignificant in 2005, a gain of approximately $0.4 million in 2004, and insignificant in 2003.

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
          The impact of foreign exchange risk management activities on pre-tax income was a net loss of approximately $0.5 million in 2005, $1.2 million in 2004, and $2.3 million in 2003.
     Fair Value of Financial Instruments
          At December 31, 2005 and 2004, Applica’s financial instruments included cash, cash equivalents, receivables, accounts payable, borrowings and interest rate, forward and foreign exchange risk management contracts. At December 31, 2005 and 2004, the fair values of cash and cash equivalents, receivables and accounts payable approximated carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on broker quotes or quoted market prices or rates for the same or similar instruments, and the related carrying amounts were as follows:

	December 31, 2005		December 31, 2004
	Carrying		Carrying
	Amount/Notional		Amount/Notional
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Borrowings(1)	$145,274	$143,741	$153,463	$153,463
Risk management contracts(2):
Foreign exchange forwards(3)	—	—	—	—
Foreign exchange options(3).	—	—	$9,200	$(648)
Interest rate swaps(4)	—	—	$30,000	$258

(1)	The fair value of borrowings were approximated at carrying value, including the 10% notes, which were valued at 97.25% and 100.00% at December 31, 2005 and 2004, respectively, based upon quoted market prices.

(2)	The fair value of risk management contracts was based upon quotes from outside parties. Fair value amounts change with market conditions and will be substantially offset by changes in the value of the related hedged transaction. A positive fair value represents the amount Applica would receive upon exiting the contracts and a negative fair value represents the amount Applica would pay upon exiting the contracts. Applica intends to hold all contracts to maturity, at which time the fair value will be zero.

(3)	Fair values were included in other long term liabilities in the consolidated balance sheet.

(4)	Fair values were included in prepaid expenses and other in the consolidated balance sheet.

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
     Credit Concentrations
          Applica continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments, and does not anticipate nonperformance by the counterparties. Applica would not have realized a material loss as of December 31, 2005 or 2004 in the event of nonperformance by any one counterparty. Applica enters into transactions only with financial institution counterparties that have a credit rating of A or better. In addition, Applica limits the amount of investment credit exposure with any one institution.
NOTE V — CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Year Ended December 31, 2005
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$628	$3,836	$—	$4,464
Accounts and other receivables, net		101,841	38,638	—	140,479
Note receivable — former officer	—	—	—	—	—
Receivables from affiliates	(43,473)	79,638	(10,418)	(25,747)	—
Inventories	—	78,508	23,130	—	101,638
Future income tax benefits	—	1,357	(108)	—	1,249
Other current assets	—	3,321	11,477	—	14,798

Total current assets	(43,473)	265,293	66,555	(25,747)	262,628
Investment in subsidiaries	251,898	783	29,232	(281,913)	—
Property, plant and equipment, net	—	17,420	2,295	—	19,715
Long-term future income tax benefits	—	6,472	2,713	—	9,185
Intangibles and other assets, net	—	19,738	11,635	(25,619)	5,754

Total assets	$208,425	$309,706	$112,430	$(333,279)	$297,282

Accounts payable and accrued expenses	$—	$65,023	$18,693	$—	$83,716
Short-term debt	69,524	—	—	—	69,524
Deferred rent	—	734	185	—	919
Current taxes payable	—	515	3,232	—	3,747

Total current liabilities	69,524	66,272	22,110	—	157,906
Long-term debt	75,750	69,100	12,280	(81,380)	75,750
Future income tax liabilities	—	1,882	(1,882)	—	—
Other long-term liabilities	—	475	—	—	475

Total liabilities	145,274	137,729	32,508	(81,380)	234,131
Shareholders’ equity	63,151	171,977	79,921	(251,898)	63,151

Total liabilities and shareholders’ equity	$208,425	$309,706	$112,429	$(333,278)	$297,282

Statement of Operations:
Net sales	$—	$416,733	$186,236	$(46,850)	$556,119
Cost of sales	—	306,747	159,533	(46,850)	419,430
Restructuring charges	—	—	12,491	—	12,491

Gross profit	—	109,986	14,212	—	124,198
Operating expenses	3	125,183	35,714	—	160,900

Operating (loss) earnings	(3)	(15,197)	(21,502)	—	(36,702)
Other (income) expense, net	(716)	10,842	(392)	—	9,734
Gain on early extinguishment of debt	—	(56)	—	—	(56)

Earnings (loss) before equity in net earnings (loss) of subsidiaries, and income taxes	713	(25,983)	(21,110)	—	(46,380)
Equity in net earnings (loss) of subsidiaries	(49,982)	—	—	49,982	—
Income tax provision	—	699	2,190	—	2,889

Net (loss) earnings	$(49,269)	$(26,682)	$(23,300)	$49,982	$(49,269)

Cash Flow Information:
Net cash (used in) provided by operating activities	$(42,685)	$(2,668)	$(12,385)	$53,772	$(3,966)
Net cash provided by (used in) investing activities	49,235	(39,946)	11,631	(14,187)	6,733
Net cash provided by (used in) financing activities	(5,705)	41,079	(3,710)	(39,585)	(7,921)
Effect of exchange rate changes on cash	(845)	—	—	—	(845)
Cash at beginning of period	—	2,163	8,300	—	10,463
Cash at end of period	$—	$628	$3,836	$—	$4,464

Applica Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

	Year Ended December 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$2,163	$8,300	$—	$10,463
Accounts and other receivables, net	4,195	112,380	43,861	—	160,436
Note receivable — former officer	2,569	—	—	—	2,569
Receivables from affiliates	(153,140)	(61,081)	(9,008)	223,229	—
Inventories	—	96,565	34,938	—	131,503
Future income tax benefits	—	1,190	(1,157)	—	33
Other current assets	—	5,303	9,038	—	14,341

Total current assets	(146,376)	156,520	85,972	223,229	319,345
Investment in subsidiaries	408,231	104,988	29,232	(542,451)	—
Property, plant and equipment, net	—	20,029	18,298	—	38,327
Long-term future income tax benefits	—	6,793	4,419	—	11,212
Intangibles and other assets, net	2,010	21,413	9,385	(25,755)	7,053

Total assets	$263,865	$309,743	$147,306	$(344,977)	$375,937

Accounts payable and accrued expenses	$—	$75,025	$28,848	$—	$103,873
Short-term debt	88,541	—	914	—	89,455
Current portion of long-term debt	3,000	—	—	—	3,000
Deferred rent	—	680	—	—	680
Current taxes payable	—	2,817	3,130	—	5,947

Total current liabilities	91,541	78,522	32,892	—	202,955
Long-term debt	61,008	(75,734)	12,480	63,254	61,008
Future income tax liabilities	—	3,884	(3,884)	—	—
Other long term liabilities	346	658	—	—	1,004

Total liabilities	152,895	7,330	41,488	63,254	264,967
Shareholders’ equity	110,970	302,413	105,818	(408,231)	110,970

Total liabilities and shareholders’ equity	$263,865	$309,743	$147,306	$(344,977)	$375,937

Statement of Operations:
Net sales	$—	$565,364	$319,329	$(174,921)	$709,772
Cost of sales	—	402,092	279,481	(174,921)	506,652
Restructuring charges	—	—	9,236	—	9,236

Gross profit	—	163,272	30,612	—	193,884
Operating expenses	—	166,830	24,340	—	191,170
Termination benefits	—	7,756	1,397	—	9,153
(Gain) loss on sale of subsidiary, division, and property	—	(4,705)	784	—	(3,921)
Restructuring and other charges	—	(563)	—	—	(563)
Impairment of goodwill	4,414	58,398	—	—	62,812

Operating (loss) earnings	(4,414)	(64,444)	4,091	—	(64,767)
Other (income) expense, net	(79,334)	9,477	78,406	—	8,549
Loss on early extinguishment of debt	—	187	—	—	187

Earnings (loss) before equity in net earnings (loss) of subsidiaries, and income taxes	74,920	(74,108)	(74,315)	—	(73,503)
Equity in net earnings (loss) of subsidiaries	(149,735)	—	—	149,735	—
Income tax provision	58,139	—	1,312	—	59,451

Net (loss) earnings	$(132,954)	$(74,108)	$(75,627)	$149,735	$(132,954)

Cash Flow Information:
Net cash provided by (used in) operating activities	$(170,329)	$48,506	$(91,266)	$149,533	$(63,556)
Net cash provided by (used in) investing activities	75,542	135,608	140,351	(317,400)	34,101
Net cash provided by (used in) financing activities	94,067	(183,075)	(52,396)	167,867	26,463
Effect of exchange rate changes on cash	720	—	—	—	720
Cash at beginning of period	—	1,124	11,611	—	12,735
Cash at end of period	$—	$2,163	$8,300	$—	$10,463

SUPPLEMENTAL FINANCIAL DATA
Quarterly Financial Data (Unaudited)
     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2005 and 2004 are set forth in the following table:

								Diluted
				Net		Basic (Loss)		(Loss) Earnings Per
	Net Sales	Gross Profit		(Loss) Earnings		Earnings Per Share		Share
	(In thousands, except per share data)
2005
First quarter	$112,450	$18,728	(1)	$(22,955	)(1)	$(0.95)		$(0.95)
Second quarter	116,458	22,959	(2)	(18,501	)(2)	(0.77)		(0.77)
Third quarter.	139,637	33,646	(3)	(8,179	)(3)	(0.34)		(0.34)
Fourth quarter	187,574	48,865	(4)	366	(4)	0.02		0.02

Total	$556,119	$124,198		$(49,269)		$(2.04)		$(2.04)

2004
First quarter	$128,527	$33,505	(5)	$(4,479	)(5)	$(0.19)		$(0.19)
Second quarter	154,677	44,172		(123,818	)(6)	(5.16)		(5.16)
Third quarter.	182,938	51,088		(9,943	)(7)	(0.41)		(0.41)
Fourth quarter	243,630	65,119	(8)	5,286	(8)	0.22		0.22

Total	$709,772	$193,884		$(132,954)		$(5.55	) (9)	$(5.55	)(9)

(1)	In the first quarter of 2005, Applica recorded:
•	inventory write-downs of $9.4 million related to lower-than-anticipated consumer demand for two of our products; and

•	restructuring charges of $0.9 million related to our decision to move the production of Home Café single cup coffee maker from Mexico to third party manufacturers in China.
(2)	In the second quarter of 2005, Applica recorded:
•	inventory write-downs of $3.4 million related to lower-than-anticipated consumer demand for two of our products; and

•	$4.2 million of restructuring charges associated primarily with the downsizing and decision in July 2005 to close the manufacturing facility in Mexico.
(3)	In the third quarter of 2005, Applica recorded $4.7 million of restructuring charges associated with the downsizing and closure of the manufacturing facility in Mexico.

(4)	In the fourth quarter of 2005, Applica recorded $2.6 million of restructuring charges associated with the downsizing and closure of the manufacturing facility in Mexico.

(5)	In the first quarter of 2004, Applica recorded restructuring charges of $0.9 million primarily related to the downsizing of its manufacturing operations in Mexico.

(6)	In the second quarter of 2004, Applica recorded:
•	an impairment charge to the carrying value of goodwill of $62.8 million; and

•	an additional valuation allowance of $51.4 million related to deferred tax assets.
(7)	In the third quarter of 2004, Applica recorded termination benefits of $9.2 million in connection with the termination of certain executive and senior management employment and consulting agreements.
(8)	In the fourth quarter of 2004, Applica recorded restructuring charges of $8.3 million related to the downsizing of its manufacturing operations in Mexico.
(9)	The sum of the quarters differs from the total due to exclusion of anti-dilutive effect of stock options in earnings per share calculation in periods with losses.

SCHEDULE II
Applica Incorporated and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

			Charged (Credited)
	Balance at	Purchase Price	to Costs and	Charged to Other			Balance at End of
Description	Beginning of Period	Reserves	Expenses	Accounts	Deductions		Period
Year ended December 31, 2005
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$11,711	—	$(2,497)	—	$(441	)(1)	$8,773
Deferred tax valuation allowance	$82,570	—	—	$18,099	—		$100,669

Year ended December 31, 2004
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$12,543	—	$889	—	$(1,721	)(1)	$11,711
Deferred tax valuation allowance	$7,367	—	—	$75,203	—		$82,570

Year ended December 31, 2003
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$15,830	—	$2,228	—	$(5,515	)(1)	$12,543
Deferred tax valuation allowance	$10,155	—	—	—	$(2,788	)(1)	$7,367

(1)	Write-off against the reserve