Form 10-Q
period 2006-03-31
APPLICA INC
filed 2006-05-05
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Not Applicable
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of shares outstanding on May 1, 2006

Common Stock, $0.10 par value	24,334,569

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Applica Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	March 31,
	2006	December 31,
	(Unaudited)	2005
Assets
Current Assets:
Cash and cash equivalents	$6,445	$4,464
Accounts and other receivables, less allowances of $7,791 in 2006 and $8,773 in 2005	94,785	140,479
Inventories	83,488	101,638
Prepaid expenses and other	13,213	11,137
Refundable income taxes	3,821	3,661
Future income tax benefits	1,246	1,249

Total current assets	202,998	262,628
Property, Plant and Equipment - at cost, less accumulated depreciation of $48,197 in 2006 and $46,755 in 2005	18,460	19,715
Future Income Tax Benefits, Non-Current	9,066	9,185
Intangibles, Net	1,570	1,765
Other Assets	3,446	3,989

Total Assets	$235,540	$297,282

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$28,374	$33,682
Accrued expenses	38,701	50,034
Short-term debt	38,031	69,524
Current taxes payable	3,131	3,747
Deferred rent	897	919

Total current liabilities	109,134	157,906
Other Long-Term Liabilities	429	475
Long-Term Debt	75,750	75,750
Shareholders’ Equity:
Common stock — authorized: 75,000 shares of $0.10 par value; issued and outstanding:
24,279 shares in 2006 and 24,179 in 2005	2,428	2,418
Paid-in capital	159,539	159,226
Accumulated deficit	(108,708)	(95,749)
Accumulated other comprehensive loss	(3,032)	(2,744)

Total shareholders’ equity	50,227	63,151

Total Liabilities and Shareholders’ Equity	$235,540	$297,282

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2006		2005
	(In thousands, except per share data)
Net sales	$104,009	100.0%	$112,450	100.0%
Cost of goods sold	79,384	76.3	93,722	83.3

Gross profit	24,625	23.7	18,728	16.7

Operating expenses	34,180	32.9	39,243	34.9

Operating loss	(9,555)	(9.2)	(20,515)	(18.2)

Other expense (income):
Interest expense	2,778	2.7	2,441	2.2
Interest and other income	(36)	(0.1)	(275)	(0.2)

	2,742	2.6	2,166	1.9

Loss before income taxes	(12,297)	(11.8)	(22,681)	(20.2)
Income tax provision	662	0.6	274	0.2

Net loss	$(12,959)	(12.5)%	$(22,955)	(20.4)%

Loss per common share:
Loss per common share — basic and diluted	$(0.54)		$(0.95)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
				Other
			Accumulated	Comprehensive
	Common Stock	Paid-in Capital	Deficit	Loss	Total
Balance at December 31, 2005	2,418	159,226	(95,749)	(2,744)	63,151
Comprehensive loss:
Net loss	—	—	(12,959)	—	(12,959)
Foreign currency translation adjustment	—	—	—	(288)	(288)

Total comprehensive loss					(13,247)
Stock-based compensation	—	136	—	—	136
Exercise of stock options	10	177	—	—	187

Balance at March 31, 2006	$2,428	$159,539	$(108,708)	$(3,032)	$50,227

The accompanying notes are an integral part of this financial statement.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,959)	$(22,955)
Reconciliation to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,442	2,927
(Gain) Loss on disposal of equipment and raw materials	(6)	818
Recovery for doubtful accounts	(15)	(515)
Write-downs of inventory	—	9,436
Amortization of intangible and other assets	475	579
Product recall	3,653	—
Deferred taxes	121	(711)
Stock-based compensation expense	136	—
Changes in assets and liabilities:
Accounts and other receivables	45,025	60,086
Inventories	16,499	8,379
Prepaid expenses and other	(2,883)	5,038
Accounts payable and accrued expenses	(18,928)	(30,991)
Current income taxes	(776)	(4,325)
Other assets and liabilities	(49)	(51)

Net cash provided by operating activities	31,735	27,715

Cash flows from investing activities:
Additions to property, plant and equipment	(187)	(1,480)
Proceeds from sale of equipment and raw materials	1,454	89
Receivable from former officer	—	1,504

Net cash provided by investing activities	1,267	113

Cash flows from financing activities:
Net payments under lines of credit	(31,493)	(32,568)
Exercise of stock options	187	—
Interest receivable from former officer	—	(7)

Net cash used in financing activities	(31,306)	(32,575)

Effect of exchange rate changes on cash	285	488

Net increase (decrease) in cash and cash equivalents	1,981	(4,259)
Cash and cash equivalents at beginning of period	4,464	10,463

Cash and cash equivalents at end of period	$6,445	$6,204

Supplemental Disclosures of Cash Flow Information:
Cash paid during the three-month period ended March 31:	2006	2005

Interest	$4,254	$3,807
Income taxes	$1,364	$4,599
The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. SUMMARY OF ACCOUNTING POLICIES
Interim Reporting
     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the future fiscal quarters in 2006 or the full year ending December 31, 2006 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2005.
Inventories
     Inventories are comprised of finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
Stock Based Compensation
     At March 31, 2006, Applica had three active stock-based compensation plans, which are described below. On January 1, 2006, Applica adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, Applica accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, Applica presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plans other than the grant date intrinsic value, if any, for the options granted prior to January 1, 2006. There was approximately $0.1 million in stock-based compensation expense included in the net loss in 2004 relating to the extension of the exercise period of options in connection with the resignation of the former Chairman of the Board.
     Applica has elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No. 123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than an operating activity as in the past. Pursuant to the requirements of SFAS No. 123R, Applica will continue to present the pro forma information for periods prior to the adoption date.
     In June 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested “out-of-the-money” stock options awarded to employees under Applica’s stock option plans, except for those options held by executive officers. All stock options with exercise prices equal to or greater than $3.28 per share, the closing price of Applica’s common stock on June 16, 2005, were considered to be out-of-the-money. No

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
stock options held by non-employees, including directors, were subject to acceleration. Options to purchase approximately 425,000 shares of common stock were subject to the acceleration. The options have a range of exercise prices of $3.63 to $11.16 and a weighted average exercise price of $4.91. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in Applica’s consolidated statement of operations in future fiscal years was approximately $1.2 million. This amount was reflected in the pro forma footnote disclosure for the year ended December 31, 2005.
     Employee Stock Purchase Plan
     In September 2005, the Compensation Committee of the Board of Directors elected to terminate the Employee Stock Purchase Plan effective December 31, 2005. Therefore, no additional shares will be issued under such plan.
     Stock Compensation Plans
     Under various plans, Applica may grant incentive or non-qualified stock options to employees and directors. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant and no option is exercisable after the expiration of ten years from the date of grant. The stock options outstanding under the plans were generally granted for terms of five, six or ten years and vest on a straight line basis over periods ranging from one to six years. No employee compensation expense was recognized upon either the grant or exercise of these stock options, except for $0.1 million during 2004 relating to the extension of the exercise period of options in connection with the resignation of the former Chairman of the Board.
     As of March 31, 2006, there were 703 shares available for grant under the 1996 Stock Option Plan, 730 shares available for grant under the 1998 Stock Option Plan and 610,866 shares available for grant under the 2000 Stock Option Plan.
     Information with respect to stock option activity is as follows:

		Weighted
		Average
	Shares(000)	Exercise Price
Outstanding at December 31, 2005	2,483	$4.45
Granted	—	$—
Exercised	(100)	$1.87
Forfeited	(355)	$6.16

Outstanding at March 31, 2006	2,028	$4.28

Options exercisable at March 31, 2006	1,572	$4.34
     For the three month period ended March 31, 2006, Applica recognized $0.1 million in stock-based compensation costs, which is reflected in operating expenses. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. Applica elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of March 31, 2006, Applica had $0.9 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of two years. Proceeds received from option exercises in the first quarter of 2006 were $0.2 million, and no tax benefits were realized from these stock option exercises.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     The following information applies to options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares(000)	Life	Price	Shares(000)	Price
$1.62 - $3.17	655	4.50	$1.97	622	$1.97
$3.17 - $6.34	1,158	3.10	$4.43	736	$4.57
$6.34 - $9.51	127	2.00	$7.64	127	$7.64
$9.51 - $12.68	33	4.50	$10.17	32	$10.14
$12.68 - $15.84	41	2.60	$13.99	41	$13.99
$15.84 - $19.01	5	0.10	$16.25	5	$16.25
$31.69	9	1.80	$31.69	9	$31.69

	2,028		$4.28	1,572	$4.34

     Applica utilizes the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Applica’s expected volatility is based on the historical volatility of Applica’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of Applica’s stock options awards and the selected dividend yield assumption was determined in view of Applica’s historical and estimated dividend payout. Applica has no reason to believe that the expected volatility of its stock price or its option exercise patterns will differ significantly from historical volatility or option exercises. No stock options were granted under any stock option plan during the first quarter ended March 31, 2006.
     For the three month period ended March 31, 2005, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

For the Three
Months Ended
March 31, 2005
Expected dividend yield	00.0%
Expected price volatility	24.2%
Risk-free interest rate	3.15%
Expected life of options in years.	4
     The following table illustrates the effect on net loss and basic and diluted loss per share if Applica had applied the fair value recognition provisions of SFAS No. 123 to options granted under Applica’s stock option plans for the three month period ended March 31, 2005:

For the Three
Months Ended
March 31, 2005
(In thousands,
except per share data)
Net loss, as reported	$(22,955)
Add: Stock-based employee compensation expense included in net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(304)

Pro forma net loss	$(23,259)

Loss per share:
Basic and diluted — as reported	$(0.95)
Basic and diluted — pro forma	$(0.96)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
Comprehensive Loss
     The components of comprehensive loss, net of tax, were as follows:

	March 31,	March 31,
	2006	2005
	(In thousands)
Net loss	$(12,959)	$(22,955)
Foreign currency translation adjustment	(288)	(295)
Change in market value of derivatives	—	604

	$(13,247)	$(22,646)

2. SHAREHOLDERS’ EQUITY
     The following table shows weighted average basic shares for the respective periods:

	For the three months ended
	March 31,	March 31,
	2006	2005
Weighted average basic shares	24,188,441	24,136,545
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three-month periods ended March 31, 2006 and 2005 because their inclusion would have been anti-dilutive.

	For the three months ended
	March 31,	March 31,
	2006	2005
Number of shares	2,028,308	2,616,617
Range of exercise price	$1.62- $31.69	$3.63-$31.69
3. COMMITMENTS AND CONTINGENCIES
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
     These matters are purported class action complaints filed on behalf of purchasers of Applica Incorporated common stock during the period between November 4, 2004 and April 28, 2005. The complaints charge Applica and certain executive officers with violations of the Securities Exchange Act of 1934. The complaints allege that, throughout the class period, Applica issued materially false and misleading statements regarding its ability to transform its business and become more profitable. The complaints claim that these statements were materially false and misleading on the asserted basis that they failed to disclose the following: (a) that Applica was experiencing decreasing demand for its products; in particular, demand for two key products were not meeting internal expectations; (b) that Applica was materially overstating its net worth by failing to timely write down the value of its inventory which had become obsolete and unsaleable; (c) that Applica was experiencing higher product warranty

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
returns, which it had not appropriately reserved for; and (d) that Applica’s financial statements issued during the class period were not prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) and therefore were materially false and misleading.
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
     In February 2006, the SEC requested that Applica voluntarily produce certain documents in connection with an informal inquiry related to these matters. In March 2006, Applica responded to the requests for documents and intends to fully cooperate with the SEC in this matter.
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
     In April 2006, Applica entered into an executive change-in-control plan and amendments to employment agreements with certain of its senior officers, as well as change-in-control agreements with certain employees.
4. COST OF SALES
Cost of Goods Sold
     Included in cost of goods sold for the three months ended March 31, 2005 were inventory write-downs of approximately $9.4 million related to lower-than-anticipated consumer demand for two products. There were no inventory write-downs related to these two products in the three months ended March 31, 2006. Also, included in cost of goods sold for the three months ended March 31, 2005 were restructuring charges of $0.9 million related to Applica’s decision to move the production of a coffee maker from its manufacturing facilities in Mexico to third party manufacturers in China. The restructuring charges consist of $0.3 million in severance charges and $0.6 million in the acceleration of the depreciation of machinery and equipment used in the manufacturing process. There were no such charges in the three months ended March 31, 2006.
     All restructuring charges related to the Manufacturing reportable segment. The Manufacturing segment ceased operations in October 2005.
Product Recall
     In April 2006, Applica’s U.S. operating subsidiary, Applica Consumer Products, Inc., informed the U.S. Consumer Products Safety Commission of its intent to voluntarily recall approximately 410,000 units of a product distributed by Applica. Applica’s Canadian operating subsidiary, Applica Canada Corporation, is also expected to recall approximately 40,000 units of this product in Canada. The recall is expected to be announced in May 2006 and management has charged operations for the first quarter of 2006 approximately $3.7 million, consisting of inventory write downs of approximately $1.4 million for units on hand of this product at March 31, 2006 and approximately $2.3 million as an estimate for related expenses. Management does not believe the ultimate liability will be materially different.
     Currently, no litigation has been filed in connection with property damage or bodily injury relating to the product subject to the voluntary recall discussed above; however, several claims for minor property damages have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.
     The inventory write-downs and estimated charges associated with the potential product recall related to the Household Products reportable segment.
5. ASSETS HELD FOR SALE
     In February 2006, Applica entered into a sale and purchase agreement with an unrelated third party to sell the land and building housing its factory in Mexico for approximately $5.5 million. The sale is expected to close in the second quarter of 2006. The land and building were classified as assets held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheet at a net realizable value of approximately $5.3 million (net of commissions) as of March 31, 2006 and December 31, 2005.
     In connection with the closure of the Mexico manufacturing facility, certain machinery and equipment and furniture and fixtures totaling approximately $0.4 million and certain raw materials inventory totaling approximately $0.4 million were classified as assets held for sale at December 31, 2005, and included in prepaid expenses and other in the accompanying consolidated balance sheet. In March 2006, the machinery and equipment, furniture and fixtures and raw materials were sold. The sale resulted in a small gain.
     All assets held for sale related to the Manufacturing reportable segment.
6. PROPERTY, PLANT AND EQUIPMENT
     The following is a summary of property, plant and equipment:

		March 31,	December 31,
	Useful Lives	2006	2005
		(In thousands)
Computer equipment	3 - 7 years	$30,613	$30,449
Equipment and other	3 - 8 years	32,479	32,452
Leasehold improvements*	8 - 10 years	3,565	3,569

Total		66,657	66,470
Less accumulated depreciation		48,197	46,755

		$18,460	$19,715

*	Shorter of remaining term of lease or useful life
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
7. PRODUCT WARRANTY OBLIGATIONS
     Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Accrued product warranties as of March 31, 2006 and 2005 were as follows:

	March 31,	March 31,
	2006	2005
	(In thousands)
Balance, beginning of period	$7,747	$7,183
Additions to accrued product warranties	4,168	7,499
Reductions of accruals — payments and credits issued	(8,153)	(10,371)

Balance, end of period	$3,762	$4,311

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
8. SHORT-TERM DEBT
     Applica has a senior revolving credit facility with a syndicate of banks that provides for borrowings on a revolving basis of up to $125 million with a $10 million sublimit for letters of credit. The credit facility matures in November 2009.
     Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the credit facility, if Applica does not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, Applica must maintain a minimum daily availability under its borrowing base of $10 million and a minimum average monthly availability of $13 million. If Applica maintains a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block. As of March 31, 2006, Applica’s fixed charge coverage ratio was less than 1.0 to 1.0.
     As of March 31, 2006, Applica was borrowing approximately $38.0 million under the facility and had approximately $43.3 million available for future cash borrowings; provided however, during the time in which Applica’s fixed charge coverage ratio is less than 1.0 to 1.0, it is subject to a $10 million daily block.
     At Applica’s option, interest accrues on the loans made under the credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s average quarterly availability and set at 1.75% at March 31, 2006), which was 6.58% at March 31, 2006; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s average quarterly availability and was zero at March 31, 2006), which was 7.75% at March 31, 2006.
     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based upon Applica’s average quarterly availability and was zero at March 31, 2006), which was 7.75% at March 31, 2006.
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
     The credit facility contains a number of significant covenants that, among other things, restrict the ability of Applica to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. At March 31, 2006, Applica was in compliance with all covenants under the credit facility.
     As of March 31, 2006, Applica had letters of credit of $1.7 million outstanding under its credit facility.
     Although the credit facility expires in November 2009, Applica has classified the borrowings thereunder as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
9. BUSINESS SEGMENTS
     At March 31, 2006, Applica managed its operations through two business segments: Household Products and Professional Personal Care Products. Through October 2005, Applica managed its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased operations in October 2005.
     The segment information for the three months ended March 31, 2006 and 2005 was as follows:

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
	(In thousands)
Three Months Ended March 31, 2006:
Net sales	$95,173	$8,836	—	$104,009
Operating loss	(5,643)	(2,696)	—	(8,339)
Depreciation and amortization	806	—	—	806

Three Months Ended March 31, 2005:
Net sales	$98,815	$14,669	$18,126	$131,610
Inter-segment sales	1,034	—	18,126	19,160
Operating (loss) earnings	(17,376)	111	(2,098)	(19,363)
Depreciation and amortization	356	1	1,454	1,811
     The following table sets forth the reconciliation to consolidated total assets as of:

	March 31,	December 31,
	2006	2005
	(In thousands)
Total assets:
Total assets from reportable segments	$216,404	$275,584
All other	19,136	21,698

Consolidated total assets	$235,540	$297,282

     The following table sets forth the reconciliation to consolidated amounts for net sales, operating loss and depreciation and amortization for:

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(In thousands)
Net sales:
Total sales for reportable segments	$104,109	$131,610
Eliminations of intersegment sales	—	(19,160)

Consolidated net sales	$104,009	$112,450

Operating loss:
Total operating loss from reportable segments	$(8,339)	$(19,363)
Unallocated amounts:
Shared services and all other	(1,216)	(1,152)

Consolidated operating loss	$(9,555)	$(20,515)

Depreciation and amortization:
Total depreciation and amortization from reportable segments	$806	$1,811
Shared services and all other	1,111	1,695

Consolidated depreciation and amortization	$1,917	$3,506

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	As of March 31, 2006
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	3,432	3,013	$—	$6,445
Accounts and other receivables, net	53	62,510	32,222	—	94,785
Receivables from affiliates	(75,101)	97,559	(15,047)	(7,411)	—
Inventories	—	61,292	21,211	985	83,488
Future income tax benefits	—	143	(112)	1,215	1,246
Other current assets	—	5,042	11,992	—	17,034

Total current assets	(75,048)	229,978	53,279	(5,211)	202,998
Investment in subsidiaries	239,056	784	29,232	(269,072)	—
Property, plant and equipment, net	—	16,451	2,009	—	18,460
Future income tax benefits, non current	—	6,179	4,477	(1,590)	9,066
Intangibles and other assets, net	—	19,337	24,468	(38,789)	5,016

Total assets	$164,008	$272,729	$113,465	$(314,662)	$235,540

Accounts payable and accrued expenses	$—	$47,151	$19,802	$122	$67,075
Short-term debt	38,031	—	—	—	38,031
Deferred rent	—	725	172	—	897
Current taxes payable	—	562	2,547	22	3,131

Total current liabilities	38,031	48,438	22,521	144	109,134
Long-term debt	75,750	63,470	12,280	(75,750)	75,750
Other long-term liabilities	—	429	—	—	429

Total liabilities	113,781	112,337	34,801	(75,606)	185,313
Shareholders’ equity	50,227	160,392	78,664	(239,056)	50,227

Total liabilities and shareholders’ equity	$164,008	$272,729	$113,465	$(314,662)	$235,540

	Three Months Ended March 31, 2006
Statement of Operations:
Net sales	$—	$76,976	$30,144	$(3,111)	$104,009
Cost of goods sold	—	58,238	24,257	(3,111)	79,384

Gross profit	—	18,738	5,887	—	24,625
Operating expenses	136	27,470	6,616	(42)	34,180

Operating earnings (loss)	(136)	(8,732)	(729)	42	(9,555)
Other expense (income), net	—	2,776	(34)	—	2,742

Loss before equity in net earnings of subsidiaries and income taxes	(136)	(11,508)	(695)	42	(12,297)
Equity in net earnings (loss) of subsidiaries	(12,842)	—	—	12,842	—
Income tax provision	—	77	562	23	662

Net loss	$(12,978)	$(11,585)	$(1,257)	$12,861	$(12,959)

Cash Flow Information:
Net cash provided by (used in) operating activities	$(7,457)	$31,428	$43	$7,721	$31,735
Net cash provided by (used in) investing activities	52,950	(41,792)	(2,408)	(7,483)	1,267
Net cash provided by (used in) financing activities	(45,778)	13,168	1,542	(238)	(31,306)
Effect of exchange rate changes on cash	285	—	—	—	285
Cash at beginning of period	—	628	3,836	—	4,464
Cash at end of period	$—	$3,432	$3,013	$—	$6,445

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	As of December 31, 2005
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$628	$3,836	$—	$4,464
Accounts and other receivables, net	—	101,841	38,638	—	140,479
Receivables from affiliates	(43,473)	79,638	(10,418)	(25,747)	—
Inventories	—	78,508	23,130	—	101,638
Future income tax benefits	—	1,357	(108)	—	1,249
Other current assets	—	3,321	11,477	—	14,798

Total current assets	(43,473)	265,293	66,555	(25,747)	262,628
Investment in subsidiaries	251,898	783	29,232	(281,913)	—
Property, plant and equipment, net	—	17,420	2,295	—	19,715
Long-term future income tax benefits	—	6,472	2,713	—	9,185
Intangibles and other assets, net	—	19,738	11,635	(25,619)	5,754

Total assets	$208,425	$309,706	$112,430	$(333,279)	$297,282

Accounts payable and accrued expenses	$—	$65,023	$18,693	$—	$83,716
Short-term debt	69,524	—	—	—	69,524
Deferred rent	—	734	185	—	919
Current taxes payable	—	515	3,232	—	3,747

Total current liabilities	69,524	66,272	22,110	—	157,906
Long-term debt	75,750	69,100	12,281	(81,381)	75,750
Future income tax liabilities	—	1,882	(1,882)	—	—
Other long-term liabilities	—	475	—	—	475

Total liabilities	145,274	137,729	32,509	(81,381)	234,131
Shareholders’ equity	63,151	171,977	79,921	(251,898)	63,151

Total liabilities and shareholders’ equity	$208,425	$309,706	$112,430	$(333,279)	$297,282

	Three Months Ended March 31, 2005
Statement of Operations:
Net sales	$—	$90,068	$41,542	$(19,160)	$112,450
Cost of sales	—	73,025	39,857	(19,160)	93,722

Gross profit	—	17,043	1,685	—	18,728
Operating expenses	—	32,416	6,827	—	39,243

Operating loss	—	(15,373)	(5,142)	—	(20,515)
Other expense (income), net	11	2,411	(256)	—	2,166

(Loss) earnings before equity in net earnings of subsidiaries and income taxes	(11)	(17,784)	(4,886)	—	(22,681)
Equity in net earnings (loss) of subsidiaries	(22,944)	—	—	22,944	—
Income tax provision	—	—	274	—	274

Net loss	$(22,955)	$(17,784)	$(5,160)	$22,944	$(22,955)

Cash Flow Information:
Net cash provided by (used in) operating activities	$(53,040)	$7,470	$18,740	$54,545	$27,715
Net cash provided by (used in) investing activities	84,022	(157,069)	(20,757)	93,917	113
Net cash provided by (used in) financing activities	(31,470)	147,679	(322)	(148,462)	(32,575)
Effect of exchange rate changes on cash	488	—	—	—	488
Cash at beginning of period	—	2,163	8,300	—	10,463
Cash at end of period	$—	$243	$5,961	$—	$6,204

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.
     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month periods ended March 31, 2006 and 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
General
     Applica is a marketer and distributor of a broad range of branded small household appliances. We market and distribute kitchen products, home products, pest control products, pet care products and personal care products. Applica markets products under licensed brand names, such as Black & Decker®, and its own brand names, such as Windmere®, LitterMaid®, Belson® and Applica®. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.
     As of March 31, 2006, we managed our operations through two business segments: Household Products and Professional Personal Care Products. Through October 2005, we managed our operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased operations in October 2005.
Pursuit of Strategic Alternatives
     In February 2006, we engaged Banc of America Securities as our financial advisor to assist the Board and management in an external process to explore strategic alternatives to enhance shareholder value, which could include a sale or merger of Applica. However, there can be no assurance that any transaction will occur or, if one is undertaken, of its potential terms or timing.
Mexican Manufacturing Operations
     In February 2006, we entered into a sale agreement with an unrelated third party to sell the land and building housing our factory in Mexico, which ceased operations in October 2005. We expect the sale to close in the second quarter of 2006. The land and building were classified as an asset held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheets. The net realizable value of the facilities was approximately $5.3 million as of March 31, 2006 and December 31, 2005. We do not expect a gain or loss upon the sale of the land and building. Additionally, in connection with the closure of the manufacturing facility in Mexico, certain machinery and equipment and furniture and fixtures totaling approximately $0.4 million and certain raw materials inventory totaling approximately $0.4 million were classified as assets held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheet as of December 31, 2005. In March 2006, the machinery and equipment, furniture and fixtures and raw materials were sold. The sale resulted in a small gain.
Elec-Tech International (H.K.) Company, Ltd.
     We entered into a supply agreement with Elec-Tech International (H.K.) Company, Ltd in July 2004. Elec-Tech accounted for approximately 35% of our total purchases in 2005. The supply agreement was terminated by us in December 2005 as the result of material breaches by Elec-Tech, most of which were corrected after the termination date. Effective December 1, 2005, our accounts payable terms with Elec-Tech changed from 60 days from invoice date to 30 days from invoice date. We are in the process of negotiating new business terms with Elec-Tech and expect to continue to purchase a significant amount of products from such supplier. However, no formal agreement has been reached. We believe that we may be able to reach agreement with Elec-Tech on acceptable terms, but if we are unable to do so, product shipments could be interrupted or Elec-tech could require shorter credit terms from us. We believe that the products currently made by Elec-Tech are available from other suppliers on similar terms, although the transition of a significant amount of production would involve risk.

Alvarez & Marsal
     In October 2005, we engaged Alvarez & Marsal, LLP (“A&M”) a global professional services firm specializing in turnaround management, to work with the Board of Directors and management team to evaluate the 2006 business plan. In December 2005, Applica extended A&M’s engagement and appointed David Coles of A&M as interim Chief Operating Officer. The second phase of A&M’s engagement is focused on implementing various business initiatives and driving performance improvement. Since being engaged, A&M has assisted management in numerous business improvement initiatives which are in the process of being fully developed, executed and monitored. The term of A&M’s engagement is through May 2006 and Mr. Coles is expected to resign his position as interim Chief Operating Officer at that time. In the first quarter of 2006, we have recorded $1.1 million in consulting fees related to this engagement.
Fluctuation of Chinese Currency
     In July 2005, China ended its peg to the dollar and allowed the renminbi fluctuate versus a basket of currencies. Immediately, the new renminbi rate revalued the currency by 2.1% to 8.11 to the dollar. At April 27, 2006 the renminbi rate was 8.02 to the dollar. Because a substantial number of our products are imported from China, the floating currency could result in significant fluctuations in our product costs and could have a material effect on our business.
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
     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2005 in evaluating us and our business before making an investment decision regarding our securities:
•	We purchase a large number of products from one supplier. Production-related risks, interruption of product shipments or demand for shorter credit terms from this supplier could jeopardize our ability to realize anticipated sales and profits.

•	We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success.

•	The New York Stock Exchange has notified us that we are not in compliance with its continued listing criteria. If we are delisted by the NYSE, the price and liquidity of our common stock will be negatively affected.

•	We depend on third party suppliers for the manufacturing of all of our products which subjects us to additional risks.

•	Our business involves the potential for product recalls and product liability claims against us.

•	We have announced our intent to seek strategic alternatives, but no transaction may occur. Also, if one is undertaken, we cannot be certain of its potential terms or timing.

•	The failure of our business strategy could have a material adverse effect on our business.

•	Our business could be adversely affected by fluctuation of the Chinese currency.

•	We depend on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our business.

•	Increases in costs of products will reduce our profitability.

•	Our business is very sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect our business.

•	Our business could be adversely affected by currency fluctuations in our international operations.

•	Our business can be adversely affected by newly acquired businesses or product lines.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry could adversely affect our business.

•	Our business could be adversely affected by retailer inventory management.

•	Our business could be adversely affected by changes in trade relations with China.

•	If we are unable to renew the Black & Decker® trademark license agreement, our business could be adversely affected.

•	The infringement or loss of our proprietary rights could have an adverse effect on our business.

•	Our operating results are affected by seasonality.

•	We compete with other large companies that produce similar products.

•	Our debt agreements contain covenants that restrict our ability to take certain actions.

•	Government regulations could adversely impact our operations.
     Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to Applica or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. You are cautioned not to place undue reliance on forward-looking statements. Applica undertakes no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the filing of this Quarterly Report on Form 10-Q.

Results of Operations
Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005
     Net Sales. Consolidated net sales decreased by $8.4 million to $104.0 million, a decrease of 7.5% from the first quarter of 2005.
     Sales for the Household Product segment, net of inter-segment sales, decreased $2.6 million to $95.2 million. For the quarter ended March 31, 2006:
•	sales of Black & Decker® branded products increased by $2.0 million to $84.8 million;

•	sales of Littermaid® branded products decreased by $3.9 million to $7.3 million; and

•	sales of other branded products decreased by $0.7 million to $3.1 million.
     The decrease in Littermaid® branded products was attributable to supply shortages in the first quarter of 2006 related to our transition to the next generation of automatic litter boxes. We expect to have the products to meet the demand for our Littermaid® branded products in the second half of 2006, which should offset the decrease from the first quarter.
     Sales for the Professional Personal Care segment decreased by $5.8 million to $8.8 million for the first quarter of 2006. This decrease was primarily the result of inventory management by our major customers. We expect sales in the remainder of 2006 to partially offset the decrease from the first quarter.
     Gross Profit. Our gross profit margin increased to 23.7% for the three months ended March 31, 2006 as compared to 16.7% for the same period in 2005. Gross profits for the first quarter of 2006 were negatively impacted by the following:
•	$3.7 million related to a probable product recall; and

•	the sale of inventory that included $1.8 million of unabsorbed overhead and inefficiencies related to the closure of the Mexican manufacturing facility.
At March 31, 2006, there were $1.1 million of capitalized losses in inventory on the consolidated balance sheet. We expect to sell through this inventory in the second quarter of 2006.
     Gross profit margins in the first quarter of 2006 were also negatively impacted by the decrease in sales of Littermaid® branded products and professional personal care products, which generally carry higher margins. We expect our gross profit margins will benefit from anticipated improvements in product mix in the second quarter (which is expected to be offset by the sell-through of inventory with capitalized losses) and the remainder of 2006.
     Gross profits for the first quarter of 2005 were negatively impacted by:
•	inventory write-downs of approximately $9.4 million related to two products;

•	higher product warranty returns and related expenses of $3.3 million, primarily related to our transition from manufacturing to sourcing;

•	restructuring charges at our manufacturing operations in Mexico of approximately $0.9 million; and

•	higher unabsorbed overhead and inefficiencies and the sell-through of products with capitalized losses, which totaled $2.1 million, as the result of reduced production associated with downsizing activities at our Mexican manufacturing operations.

     Operating Expenses. Operating expenses decreased by $5.1 million, or 12.9%, to $34.2 million for the three months ended March 31, 2006 compared to the same period in 2005. As a percentage of sales, operating expenses decreased to 32.9% in the first quarter of 2006 compared to 34.9% in the 2005 period, primarily as the result of cost cutting initiatives. The following expenses decreased in the first quarter of 2006:
•	employee compensation decreased by $2.1 million due to lower average headcount;

•	occupancy related expenses decreased by $0.9 million;

•	warehousing costs decreased by $0.8 million due to lower inventory levels;

•	professional services decreased by $0.6 million; and

•	other expenses decreased by $0.7 million.
     Operating expenses in the first quarter of 2006 includes $1.1 million in consulting fees related to the engagement of Alvarez & Marsal, LLP and $0.5 million in administrative expenses related to the closure of the Mexican manufacturing facility.
     Stock-Based Compensation Expense. SFAS 123R was adopted on January 1, 2006, which now requires, among other items, the recognition of stock option expense in our results of operations. We elected the modified prospective transition method; therefore, we did not restate prior period results. Stock-based compensation expense was $0.1 million during the three months ended March 31, 2006. Stock-based compensation expense is expected to total approximately $0.5 million for the full year of 2006.
     Refer to Note 1 to our unaudited consolidated financial statements for more information on stock-based compensation.
     Interest Expense. Interest expense increased by $0.3 million, or 13.8%, to $2.8 million for the three months ended March 31, 2006, as compared to $2.4 million for the first quarter of 2005, as the result of higher interest rates and despite lower average debt levels. We expect interest rates to continue to increase for the remainder of 2006.
     Taxes. Our tax provision is based on an estimated annual aggregation of the taxes on earnings of each of our foreign and domestic operations. For the first quarter of 2006, Applica had an effective tax rate of 31% before valuation allowances on deferred tax assets, as compared to 27% for the first quarter of 2005 before valuation allowances on deferred tax assets.
     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including current and past performance, the market environment in which a company operates, the utilization of past tax credits and length of carry-back and carry-forward periods. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment.
     As a result of the review undertaken at March 31, 2006, we concluded that it was appropriate to reduce net deferred tax assets by $0.1 million in the first quarter of 2006, primarily related to the utilization of deferred tax assets in Canada. We expect to realize the benefits of the remaining net deferred tax assets of approximately $10.3 million as of March 31, 2006, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other foreign operations.
     We expect to continue to maintain a valuation allowance on future tax benefits in the U.S. until an appropriate level of profitability is reached or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realized.
     Earnings Per Share. Weighted average basic shares for the three-month period ended March 31, 2006 were 24,188,441. Weighted average basic shares for the three-month period ended March 31, 2005 were 24,136,545. All common stock equivalents were excluded from the diluted per share calculations in the three-month periods ended March 31, 2006 and 2005 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the three-month period ended March 31, 2006 were options to purchase 2,028,308 shares of common stock with exercise prices ranging from $1.62 to $31.69. Potential common stock equivalents for the three-month periods ended March 31, 2005 were options to purchase 2,616,617 shares of common stock with exercise prices ranging from $3.63 to $31.69.

Liquidity and Capital Resources
Liquidity
     In order to meet our cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, and to fund operating expenses, we intend to use our existing cash, internally generated funds, and borrowings under our senior credit facility. Based on our current internal estimates, we believe that cash provided from these sources will be adequate to meet our cash requirements over the next twelve months. However, should the assumptions underlying our estimates prove incorrect, our liquidity may be negatively impacted.
     We have a senior revolving credit facility with a syndicate of banks that provides for borrowings on a revolving basis of up to $125 million with a $10 million sublimit for letters of credit. The credit facility matures in November 2009.
     Advances under the credit facility are governed by our collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the amended facility, if we do not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, we must maintain a minimum daily availability under the borrowing base of $10 million and a minimum average monthly availability of $13 million. If we maintain a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block. As of March 31, 2006, our fixed charge coverage ratio was less than 1.0 to 1.0. Factors impacting our ability to maintain that availability include our ability to:
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
     As of March 31, 2006, we were borrowing approximately $38.0 million under the senior credit facility and had approximately $43.3 million available for future cash borrowings. However, at March 31, 2006, our fixed charge coverage ratio was less than 1.0 to 1.0 and we were subject to a $10 million daily block.
     Operating Activities. For the three months ended March 31, 2006, our operations generated cash of $31.7 million, compared with $27.7 million for same period in 2005. The improvement in operating cash flows related primarily to lower working capital requirements due to lower inventory levels. We anticipate inventory levels will increase in future periods based on the seasonality of our business and the demand for our products.
     As part of our capital management, we review certain working capital metrics. For example, we evaluate our accounts receivable and inventory levels through the computation of days sales outstanding and days in inventory. The number of days sales outstanding at March 31, 2006 increased from the number of days sales outstanding at March 31, 2005 primarily as the result of a higher portion of account receivables in Latin America at March 31, 2006 compared to March 31, 2005. Average days in inventory at March 31, 2006 decreased in comparison to the same period in 2005. We pre-built significant inventory in anticipation of the sale of our Hong Kong based manufacturing operation, which was still on hand as of December 31, 2004.
     Investing Activities. For the three months ended March 31, 2006, investing activities generated cash of $1.3 million compared to $0.1 million of cash generated in the three months ended March 31, 2005. The increase in cash flows from investing activities was primarily the result of proceeds from the sale of assets related to the closure of our manufacturing operations in Mexico, which ceased in October 2005. Additionally, we had higher capital expenditures in the first quarter 2005 that were primarily related to the implementation of a new ERP system, which was placed into service in April 2005.

     Capital expenditures for 2006 are expected to be approximately $4.0 million and will consist of the following:
•	$2.3 million for tooling for new products;

•	$1.3 million for computer and IT systems; and

•	$0.4 million for other improvements.
     We plan to fund such capital expenditures with cash flow from operations and, if necessary, borrowings under our senior credit facility.
     Financing Activities. Net cash used in financing activities was $31.3 million in the three months ended March 31, 2006, compared to cash used of $32.6 million in the three months ended March 31, 2005. Borrowings under our lines of credit in 2006 were lower than 2005, primarily attributable to lower working capital requirements.
Capital Resources
     Our primary sources of short-term capital are our cash flow from operations and borrowings under the senior credit facility. Our credit facility is a $125 million asset-based senior secured revolving credit facility maturing in November 2009.
     At Applica’s option, interest accrues on the loans made under the senior credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s fixed charge coverage ratio and set at 1.75% on March 31, 2006 and at 1.75% on April 27, 2006), which was 6.58% at March 31, 2006 and 6.79% at April 27, 2006; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based upon Applica’s fixed charge coverage ratio, and was zero at March 31, 2006 and zero at April 27, 2006), which was 7.75% at March 31, 2006 and April 27, 2006.
     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based upon Applica’s average quarterly availability and was zero at March 31, 2006 and zero at April 27, 2006), which was 7.75% at March 31, 2006 and April 27, 2006.
     Management expects LIBOR borrowing margins under the senior credit facility to remain at 1.75% through June 30, 2006 and between 1.50% and 1.75% from July 1, 2006 through December 31, 2006. Management expects Base Rate borrowing margins under the senior credit facility to remain at zero through December 31, 2006.
     Advances under the credit facility are governed by our collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the credit facility, if we do not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, we must maintain a minimum daily availability under the borrowing base of $10 million and a minimum average monthly availability of $13 million. If we maintain a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block. As of March 31, 2006, our fixed charge coverage ratio was less than 1.0 to 1.0.
     As of March 31, 2006, we were borrowing approximately $38.0 million under our senior credit facility and had approximately $43.3 million available for future cash borrowings; provided however, during the time in which our fixed charge coverage ratio is less than 1.0 to 1.0, we are subject to a $10 million daily block. There were $1.7 million in letters of credit outstanding under the credit facility at March 31, 2006. As of April 27, 2006, we were borrowing approximately $39.3 million under the facility and had approximately $37.8 million available for future cash borrowings. There were $1.2 million in letters of credit outstanding under the credit facility at April 27, 2006.
     We have classified the borrowings under the senior credit facility as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Despite such classification, we have the ability and the intent to maintain these obligations for longer than one year.

     We also have senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and maturing in July 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at our option, in whole or in part, at various redemption prices. As of March 31, 2006 and April 27, 2006, the outstanding principal balance was $55.8 million.
     We have a $20 million term loan due November 2009. The term loan is secured by a lien on our assets, which is subordinate to our senior revolving credit facility. The term loan bears interest at the three-month LIBOR rate plus 625 basis points, which was set at 11.1% at March 31, 2006 and 11.3% at April 27, 2006. The term loan matures in November 2009 and requires no principal payments until such time. As of March 31, 2006 and April 27, 2006, the outstanding principal balance was $20.0 million.
     At March 31, 2006, debt as a percent of total capitalization was 69.4%, as compared to 57.8% at March 31, 2005.
     Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, and marketing expenses will depend on our future performance. Based upon the current level of operations and cash flow from operations, we believe that we have adequate capital resources to service our debt and fund our liquidity needs for the next year. However, the current level of operations may deteriorate, our business may not generate sufficient cash flow from operations, and future borrowings may not be available under the credit facility in an amount sufficient to enable us to service our indebtedness, including the outstanding 10% notes and term loan, or to fund our other liquidity needs. In addition, we may not be able to effect any needed refinancing on commercially reasonable terms or at all.
Use of Estimates and Critical Accounting Policies
     Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of income taxes, the collectability of accounts receivable, inventory valuation reserves, product liability claims and litigation and long-lived assets. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and our actual results are subject to the risk factors included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statement Disclosure” above. We discuss our critical accounting estimates with our Audit Committee of the Board of Directors on a quarterly basis. For more information on critical accounting estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates and Critical Accounting Policies” included in our Form 10-K for the year ended December 31, 2005.
     SFAS No. 123R was adopted on January 1, 2006. Refer to Note 1 to our unaudited consolidated financial statements for further information. There were no other accounting policies adopted during the first quarter of 2006 that had a material effect on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk Management
     We are exposed to the impact of interest rate changes. Our objective is to manage the impact of interest rate changes on earnings and cash flows and on the market value of our borrowings. We maintain fixed rate debt as a percentage of our net debt between a minimum and maximum percentage, which is set by policy.
     It is our policy to enter into interest rate risk management transactions only to the extent considered necessary to meet our objectives as set forth above. We do not enter into interest rate risk management transactions for speculative purposes.
     As of March 31, 2006, there were no outstanding interest rate management contracts. We will initiate interest rate risk management contracts in 2006 only to the extent considered necessary to meet our objectives.
Foreign Exchange Risk Management
     We transact business globally and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus attention on core business issues and challenges. By policy, we maintain hedge coverage between minimum and maximum percentages of our forecasted foreign exchange exposures for periods not to exceed 18 months. The gains and losses on these contracts offset changes in the value of the related exposures.
     We enter into various foreign currency hedging contracts that change in value as foreign exchange rates change to protect the value of our existing foreign currency assets and liabilities, commitments and forecasted foreign currency revenues. We use option strategies and forward contracts that provide for the sale of foreign currencies to hedge forecasted revenues and expenses. We also use forward contracts to hedge foreign currency assets and liabilities. While these hedging instruments are subject to fluctuations in value, such fluctuations are offset by changes in the value of the underlying exposures being hedged. The principal currencies hedged historically have been the Mexican peso, Hong Kong dollar and Canadian dollar.
     It is our policy to enter into foreign currency transactions only to the extent considered necessary to meet our objectives as set forth above. We do not enter into foreign currency transactions for speculative purposes. As of March 31, 2006, there were no forward exchange contracts or purchased options outstanding.
Additional Information
     For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Applica’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Senior Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
     Since the evaluation date by our management of Applica’s internal controls over financial reporting, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

     Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Despite these limitations, our CEO and CFO have concluded that our disclosure controls and procedures (1) are designed to provide reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.

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
     These matters are purported class action complaints filed on behalf of purchasers of Applica Incorporated common stock during the period between November 4, 2004 and April 28, 2005. The complaints charge Applica and certain executive officers with violations of the Securities Exchange Act of 1934. The complaints allege that, throughout the class period, Applica issued materially false and misleading statements regarding its ability to transform its business and become more profitable. The complaints claim that these statements were materially false and misleading on the asserted basis that they failed to disclose the following: (a) that Applica was experiencing decreasing demand for its products; in particular, demand for two key products were not meeting internal expectations; (b) that Applica was materially overstating its net worth by failing to timely write down the value of its inventory which had become obsolete and unsaleable; (c) that Applica was experiencing higher product warranty returns, which it had not appropriately reserved for; and (d) that Applica’s financial statements issued during the class period were not prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) and therefore were materially false and misleading.
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
     In February 2006, the SEC requested that Applica voluntarily produce certain documents in connection with an informal inquiry related to these matters. In March 2006, we responded to the requests for documents and intend to fully cooperate with the SEC in this matter.
     Product Recall. In April 2006, Applica’s U.S. operating subsidiary, Applica Consumer Products, Inc., informed the U.S. Consumer Products Safety Commission of its intent to voluntarily recall approximately 410,000 units of a product distributed by Applica. Applica’s Canadian operating subsidiary, Applica Canada Corporation, is also expected to recall approximately 40,000 units of this product in Canada. The recall is expected to be announced in May 2006 and management has charged operations for the first quarter of 2006 approximately $3.7 million, consisting of inventory write downs of approximately $1.4 million for units on hand of this product at March 31, 2006 and approximately $2.3 million as an estimate for related expenses. Management does not believe the ultimate liability will be materially different.
     Currently, no litigation has been filed in connection with property damage or bodily injury relating to the product subject to the voluntary recall discussed above, however, several claims for minor property damages have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.
     Other Matters. We are subject to legal proceedings, products liability claims and other claims that arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on our financial condition, results of operations or liquidity. However, as the outcome of litigation or other claims is difficult to predict, significant changes in the estimated exposures could occur.

     As a distributor of consumer products, we are also subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission (CPSC) to exclude from the market products that are found to be unsafe or hazardous. We receive inquiries from the CPSC in the ordinary course of our business.
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

APPLICA INCORPORATED (Registrant)
May 3, 2006	By:	/s/ Harry D. Schulman
Harry D. Schulman President and Chief Executive Officer

May 3, 2006	By:	/s/ Terry L. Polistina
Terry L. Polistina
Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)