Form 10-Q
period 2006-06-30
APPLICA INC
filed 2006-08-04
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________
COMMISSION FILE NUMBER 1-10177
APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3633 Flamingo Road, Miramar, Florida	33027

(Address Of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on August 1, 2006
Common Stock, $0.10 par value	24,492,069

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Applica Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	June 30, 2006	December 31,
	(Unaudited)	2005
Assets
Current Assets:
Cash and cash equivalents	$6,721	$4,464
Accounts and other receivables, less allowances of $7,004 in 2006 and $8,773 in 2005	87,203	140,479
Inventories	99,947	101,638
Prepaid expenses and other	10,392	11,137
Refundable income taxes	3,645	3,661
Future income tax benefits	1,269	1,249

Total current assets	209,177	262,628
Property, Plant and Equipment - at cost, less accumulated depreciation of $49,652 in 2006 and $46,755 in 2005	17,722	19,715
Future Income Tax Benefits, Non-Current	9,035	9,185
Intangibles, Net	1,374	1,765
Other Assets	3,184	3,989

Total Assets	$240,492	$297,282

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,196	$33,682
Accrued expenses	36,862	50,034
Short-term debt	41,665	69,524
Current taxes payable	3,663	3,747
Deferred rent	884	919

Total current liabilities	121,270	157,906
Other Long-Term Liabilities	383	475
Long-Term Debt	75,750	75,750
Shareholders’ Equity:
Common stock — authorized: 75,000 shares of $0.10 par value; issued and outstanding:
24,487 shares in 2006 and 24,179 in 2005	2,449	2,418
Paid-in capital	160,064	159,226
Accumulated deficit	(114,683)	(95,749)
Accumulated other comprehensive loss	(4,741)	(2,744)

Total shareholders’ equity	43,089	63,151

Total Liabilities and Shareholders’ Equity	$240,492	$297,282

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,
	2006		2005
	(In thousands, except per share data)
Net sales	$104,491	100.0%	$116,458	100.0%
Cost of sales:
Cost of goods sold	73,496	70.3	89,256	76.6
Restructuring charges	—	—	4,243	3.6

	73,496	70.3	93,499	80.3

Gross profit	30,995	29.7	22,959	19.7

Operating expenses	33,648	32.2	38,310	32.9

Operating loss	(2,653)	(2.5)	(15,351)	(13.2)

Other expense (income):
Interest expense	2,681	2.6	2,641	2.3
Interest and other income	(213)	(0.2)	(515)	(0.4)

	2,468	2.4	2,126	1.8

Loss before income taxes	(5,121)	(4.9)	(17,477)	(15.0)
Income tax provision	854	0.8	1,024	0.9

Net loss	$(5,975)	(5.7)%	$(18,501)	(15.9)%

Loss per common share:
Loss per common share — basic and diluted	$(0.25)		$(0.77)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended June 30,
	2006		2005
	(In thousands, except per share data)
Net sales	$208,500	100.0%	$228,907	100.0%
Cost of sales:
Cost of goods sold	152,880	73.3	182,077	79.5
Restructuring charges	—	—	5,143	2.2

	152,880	73.3	187,220	81.8

Gross profit	55,620	26.7	41,687	18.2

Operating expenses	67,828	32.5	77,553	33.9

Operating loss	(12,208)	(5.9)	(35,866)	(15.7)

Other expense (income):
Interest expense	5,459	2.6	5,083	2.2
Interest and other income	(249)	(0.1)	(790)	(0.3)

	5,210	2.5	4,293	1.9

Loss before income taxes	(17,418)	(8.4)	(40,159)	(17.5)
Income tax provision	1,516	0.7	1,298	0.6

Net loss	$(18,934)	(9.1)%	$(41,457)	(18.1)%

Loss per common share:
Loss per common share — basic and diluted	$(0.78)		$(1.72)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands)

				Accumulated
				Other
			Accumulated	Comprehensive
	Common Stock	Paid-in Capital	Deficit	Loss	Total
Balance at December 31, 2005	$2,418	$159,226	$(95,749)	$(2,744)	$63,151
Comprehensive loss:
Net loss	—	—	(18,934)	—	(18,934)
Foreign currency translation adjustment	—	—	—	(1,997)	(1,997)

Total comprehensive loss					(20,931)
Stock-based compensation	—	272	—	—	272
Exercise of stock options	31	566	—	—	597

Balance at June 30, 2006	$2,449	$160,064	$(114,683)	$(4,741)	$43,089

The accompanying notes are an integral part of this financial statement.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,934)	$(41,457)
Reconciliation to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,934	5,739
(Gain) Loss on disposal of equipment and raw materials	(6)	1,155
Recovery of doubtful accounts	(307)	(1,052)
Write-downs of inventory	—	16,204
Amortization of intangible and other assets	855	2,028
Product recall	3,653	—
Deferred taxes	130	(1,312)
Stock-based compensation expense	272	—
Changes in assets and liabilities:
Accounts and other receivables	52,899	56,108
Inventories	(592)	(7,901)
Prepaid expenses and other	(19)	3,564
Accounts payable and accrued expenses	(10,711)	(13,535)
Current income taxes	(68)	(2,998)
Other assets and liabilities	(1,783)	(82)

Net cash provided by operating activities	28,323	16,461

Cash flows from investing activities:
Additions to property, plant and equipment	(941)	(1,827)
Proceeds from sale of equipment and raw materials	1,454	89
Receivable from former officer	—	3,079

Net cash provided by investing activities	513	1,341

Cash flows from financing activities:
Net payments under lines of credit	(27,859)	(15,042)
Payments of long-term debt	—	(3,000)
Exercise of stock options	597	78
Interest receivable from former officer	—	(7)

Net cash used in financing activities	(27,262)	(17,971)

Effect of exchange rate changes on cash	683	598

Net increase in cash and cash equivalents	2,257	429
Cash and cash equivalents at beginning of period	4,464	10,463

Cash and cash equivalents at end of period	$6,721	$10,892

Supplemental Disclosures of Cash Flow Information:

	2006	2005
Cash paid during the six-month period ended June 30:
Interest	$5,678	$4,873
Income taxes	$1,786	$4,825
The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. SUMMARY OF ACCOUNTING POLICIES
Interim Reporting
     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the remaining quarters in 2006 or the full year ending December 31, 2006 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2005.
Inventories
     Inventories are comprised of finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
Stock Based Compensation
     At June 30, 2006, Applica had two active stock-based compensation plans, which are described below. On January 1, 2006, Applica adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, Applica accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, Applica presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plans other than the grant date intrinsic value, if any, for the options granted prior to January 1, 2006. However, there was approximately $0.1 million in stock-based compensation expense included in the net loss in 2004 relating to the extension of the exercise period of options in connection with the resignation of the former Chairman of the Board.
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
     In June 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested “out-of-the-money” stock options awarded to employees under Applica’s stock option plans, except for those options held by executive officers. All stock options with exercise prices equal to or greater than $3.28 per share, the closing price of Applica’s common stock on June 16, 2005, were considered to be out-of-the-money. No stock options held by non-employees, including directors, were subject to acceleration. Options to purchase

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
approximately 425,000 shares of common stock were subject to the acceleration. These options had a range of exercise prices of $3.63 to $11.16 and a weighted average exercise price of $4.91. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in Applica’s consolidated statement of operations in future fiscal years was approximately $1.2 million. This amount is reflected in the pro forma footnote disclosure below.
     Employee Stock Purchase Plan
     In September 2005, the Compensation Committee of the Board of Directors elected to terminate the Employee Stock Purchase Plan effective December 31, 2005. Therefore, no additional shares will be issued under such plan.
     Stock Compensation Plans
     Under various plans, Applica may grant incentive or non-qualified stock options to employees and directors. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant and no option is exercisable after the expiration of ten years from the date of grant. The stock options outstanding under the plans were generally granted for terms of five, six or ten years and vest on a straight line basis over periods ranging from one to six years. No employee compensation expense was recognized upon either the grant or exercise of these stock options during the periods presented.
     As of June 30, 2006, there were 161,227 shares available for grant under the 1998 Stock Option Plan and 659,866 shares available for grant under the 2000 Stock Option Plan.
     Information with respect to stock option activity is as follows:

		Weighted Average
	Shares(000)	Exercise Price
Outstanding at December 31, 2005	2,483	$4.45
Granted	11	$4.10
Exercised	(308)	$1.94
Forfeited	(471)	$6.25

Outstanding at June 30, 2006	1,715	$4.40

Options exercisable at June 30, 2006	1,282	$4.47
     For the three month period ended June 30, 2006, Applica recognized $0.1 million in stock-based compensation costs, which is reflected in operating expenses. For the six month period ended June 30, 2006, Applica recognized $0.3 million in stock-based compensation costs. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. Applica elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of June 30, 2006, Applica had $0.8 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of two years. Proceeds received from option exercises were $0.6 million during the six months ended June 30, 2006 and were $0.01 million during the six months ended June 30, 2005. No tax benefits were realized from these stock option exercises.
     The following information applies to options outstanding and exercisable at June 30, 2006:

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
	Shares(000)	Contractual Life	Exercise Price	Shares(000)	Exercise Price
$1.62 - $3.17	413	4.0	$1.99	413	$1.99
$3.17 - $6.34	1,147	2.8	$4.42	717	$4.56
$6.34 - $9.51	83	2.6	$7.62	82	$7.62
$9.51 - $12.68	30	4.7	$10.19	28	$10.16
$12.68 - $15.84	34	2.8	$14.00	34	$14.00
$31.69	8	1.9	$31.69	8	$31.69

	1,715		$4.40	1,282	$4.47

     Applica uses the Black-Scholes option-pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. Applica’s expected volatility is based on the historical volatility of Applica’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns and considers whether and the extent to which the options are in-the-money. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of Applica’s stock options awards and the selected dividend yield assumption was determined in view of Applica’s historical and estimated dividend payout. Applica has no reason to believe that the expected volatility of its stock price or its option exercise patterns will differ significantly from historical volatility or option exercises.
     For the three month and six month periods ended June 30, 2006 and 2005, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected dividend yield	00.0%	00.0%	00.0%	00.0%
Expected price volatility	80.7%	80.9%	80.7%	24.2% - 80.9%
Risk-free interest rate	4.0%	3.25%	4.0%	3.25%
Expected life of options in years	4	4	4	4
     The following table illustrates the effect on net loss and basic and diluted loss per share if Applica had applied the fair value recognition provisions of SFAS No. 123 to options granted under Applica’s stock option plans for the three month and six month period ended June 30, 2005:

	For the three	For the six
	months ended	months ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share data)
Net loss, as reported	$(18,501)	$(41,457)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,524)	(1,996)

Pro forma net loss	$(20,025)	$(43,453)

Loss per share:
Basic and diluted — as reported	$(0.77)	$(1.72)
Basic and diluted — pro forma	$(0.83)	$(1.80)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     Comprehensive Loss
     The components of comprehensive loss, net of tax, were as follows:

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(In thousands)
Net loss	$(5,975)	$(18,501)	$(18,934)	$(41,457)
Foreign currency translation adjustment	(1,710)	(88)	(1,997)	(383)
Change in market value of derivatives	—	321	—	925

	$(7,685)	$(18,268)	$(20,931)	$(40,915)

Recent Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. Applica has not yet analyzed the impact this interpretation will have on its financial condition, results of operations, cash flows or disclosures.
2. SHAREHOLDERS’ EQUITY
     The following table shows weighted average basic shares for the respective periods:

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average basic shares	24,371,381	24,139,188	24,278,904	24,137,874
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the three-month and six-month periods ended June 30, 2006 and 2005 because their inclusion would have been anti-dilutive.

	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Number of shares	1,708,454	2,593,596	1,706,733	2,588,204
Range of exercise price	$1.62-$31.69	$3.63-$31.69	$1.62-$31.69	$3.63-$31.69
3. COMMITMENTS AND CONTINGENCIES
     Planned Rescission Offer
     Applica recently discovered that the number of shares of its common stock purchased by participants under the Applica Incorporated 401(k) Profit Sharing and Trust may have exceeded the number of shares registered under the registration statement covering the plan. Plan participants who purchased unregistered shares during the last twelve months could require Applica to repurchase those shares for an amount equal to the price they paid, plus interest, or, if they sold the shares at a loss, they may recover the amount of such loss, plus interest. Based on the latest data provided to Applica, Applica estimates that approximately 105,000 shares were issued to plan participants under the 401(k) plan during the twelve months ended August 1, 2006. This estimate may be modified as Applica continues to evaluate data provided by the plan administrator. During that time, the price of Applica’s common stock ranged from a low of $1.24 per share to a high of $4.95 per share. The closing price of the common stock on August 1, 2006 was $3.70 per share.
     On August 4, 2006 Applica filed a registration statement on Form S-8 to register future sales of Applica common stock to plan participants. Additionally, Applica plans to make a registered rescission offer in the near future to eligible plan participants whereby it would offer to repurchase any shares issued to them during the twelve months prior to the filing of the registered rescission offer at the price the participant paid for such shares. Applica

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
also plans to offer to reimburse those participants who have sold shares for a loss during those twelve months for the amount of the loss realized upon such sale. Applica will not effect the repurchase of shares if the amount the participant paid for such shares, plus interest, is less than the market value of the shares on the effective date of the rescission offer.
     Applica did not receive any proceeds from the sale of the shares pursuant to the 401(k) plan as these purchases were made by a third party administrator on the open market. Applica does not believe that the rescission offer will have a material impact on its consolidated financial condition, results of operations or liquidity.
     Litigation and Other Matters
     Shareholder Litigation. Applica is a defendant in the consolidated class action complaint entitled Scott Schultz and Joseph Rothman, individually and on behalf of all others similarly situated, Plaintiffs v. Applica Incorporated, Harry D. Schulman, Terry L. Polistina and Michael Michienzi, Defendants, Case No. 06-60149-CIV-DIMITROULEAS, which was first filed in the United States District Court, Southern District of Florida, on February 3, 2006 and amended on July 10, 2006.
     The consolidated purported class action complaint was filed on behalf of purchasers of Applica Incorporated common stock during the period between November 4, 2004 and April 28, 2005. The complaint charges Applica and certain executive officers with violations of the Securities Exchange Act of 1934. The complaint alleges that, throughout the class period, Applica issued materially false and misleading statements regarding its business, operations, management and the intrinsic value of its common stock. The complaint further alleges that these statements were materially false and misleading on the asserted basis that they failed to disclose that Applica:
•	was experiencing decreasing demand for its products; in particular, demand for two key products were not meeting internal expectations and were experiencing quality and design defects;

•	was materially overstating its net worth by failing to timely write down the value of its inventory which had become obsolete and unsaleable;

•	was experiencing higher product warranty returns, which it had not appropriately reserved for;

•	lacked adequate internal controls; and

•	issued financial statements during the class period were not prepared in accordance with generally accepted accounting principles and, therefore, were materially false and misleading.
     The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys’ fees and costs. Applica believes the claims are without merit. Applica intends to vigorously defend the lawsuit but may be unable to successfully resolve the disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation matter. However, Applica believes any losses will be covered by applicable insurance coverage.
     In February 2006, the SEC requested that Applica voluntarily produce certain documents in connection with an informal inquiry related to these matters. Applica has responded to the request for documents and other information and intends to fully cooperate with the SEC in this matter.
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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     In April 2006, Applica entered into an executive change-in-control plan and amendments to employment agreements with certain of its senior officers, as well as change-in-control agreements with certain of its employees.
4. COST OF SALES
     Cost of Goods Sold
     Included in cost of goods sold for the six months ended June 30, 2005 were inventory write-downs of approximately $12.8 million primarily related to lower-than-anticipated consumer demand for two products. Included in cost of goods sold for the three months ended June 30, 2005 were inventory write-downs of approximately $3.4 million primarily related to an adjustment to the net realizable value of these products. There were no inventory write-downs related to these two products in the three and six months ended June 30, 2006.
     The inventory write-downs related to the Household Products reportable segment.
     Restructuring Charges
     For the three months ended June 30, 2005, there were $4.2 million of restructuring charges associated primarily with the downsizing and decision in July 2005 to close Applica’s manufacturing facility in Mexico. Such charges consisted of the write-off of $3.3 million of raw materials inventory that would no longer be used in production, $0.6 million of accelerated depreciation of machinery and equipment used in the manufacturing process and $0.3 million in severance charges. For the six months ended June 30, 2005, there were $5.1 million of restructuring charges associated with the continued downsizing and closing of the manufacturing operations in Mexico. These charges consisted of the write-off of $3.3 million of raw materials inventory that would no longer be used in production, $1.2 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process and $0.6 million in severance charges. There were no such charges in the three and six months ended June 30, 2006.
     All restructuring charges related to the Manufacturing reportable segment. The Manufacturing segment ceased operations in October 2005.
     Product Recall
     In June 2006, Applica’s U.S. operating subsidiary, Applica Consumer Products, Inc., in cooperation with the U.S. Consumer Products Safety Commission, announced a voluntary recall of approximately 410,000 units of the Black & Decker® branded TCM 800 and TCM 805 thermal coffeemakers. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 40,000 units of these thermal coffeemakers in Canada. Applica recorded a charge to cost of goods sold of approximately $3.7 million in the first quarter of 2006 related to the recall. Management does not believe the ultimate liability will be materially different.
     As of August 1, 2006, no litigation had been filed in connection with property damage or bodily injury relating to the recalled product discussed above; however, several claims for minor property damages have been made. Applica believes that the amount of ultimate liability of these claims in excess of applicable insurance, if any, is not likely to have a material effect on its business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.
     The estimated charges associated with the product recall related to the Household Products reportable segment.
5. ASSETS HELD FOR SALE
     In February 2006, Applica entered into a sale and purchase agreement with an unrelated third party to sell the land and building housing its factory in Mexico. Management expected the sale to close in the second quarter of 2006. The sale did not close and the property was re-listed for sale in July 2006. The land and building were classified as assets held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheets at its net realizable value.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
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
     All assets held for sale related to the Manufacturing reportable segment.
6. PROPERTY, PLANT AND EQUIPMENT
     The following is a summary of property, plant and equipment:

		June 30,	December 31,
	Useful Lives	2006	2005
		(In thousands)
Computer equipment	3 - 7 years	$30,811	$30,449
Equipment and other	3 - 8 years	32,967	32,452
Leasehold improvements*	8 - 10 years	3,596	3,569

Total		67,374	66,470
Less accumulated depreciation		49,652	46,755

		$17,722	$19,715

*	Shorter of remaining term of lease or useful life
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
7. PRODUCT WARRANTY OBLIGATIONS
     Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. Accrued product warranties as of June 30, 2006 and 2005 were as follows:

	June 30,	June 30,
	2006	2005
	(In thousands)
Balance, beginning of period	$7,747	$7,183
Additions to accrued product warranties	10,285	15,733
Reductions of accruals — payments and credits issued	(14,130)	(18,582)

Balance, end of period	$3,902	$4,334

8. SHORT-TERM DEBT
     Applica has a senior revolving credit facility with a syndicate of banks that provides for borrowings on a revolving basis of up to $125 million with a $10 million sublimit for letters of credit. The credit facility matures in November 2009.
     Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the credit facility, if Applica does not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, Applica must maintain a minimum daily availability under its borrowing base of $10 million and a minimum average monthly availability of $13 million. If Applica maintains a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block. As of June 30, 2006, Applica’s fixed charge coverage ratio was less than 1.0 to 1.0.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     As of June 30, 2006, Applica was borrowing approximately $41.7 million under the facility and had approximately $38.9 million available for future cash borrowings; provided however, during the time in which Applica’s fixed charge coverage ratio is less than 1.0 to 1.0, it is subject to a $10 million daily block.
     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s average quarterly availability and set at 1.75% at June 30, 2006), which was 7.08% at June 30, 2006; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s average quarterly availability and was zero at June 30, 2006), which was 8.25% at June 30, 2006.
     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based upon Applica’s average quarterly availability and was zero at June 30, 2006), which was 8.25% at June 30, 2006.
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
     The credit facility contains a number of significant covenants that, among other things, restrict the ability of Applica to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. At June 30, 2006, Applica was in compliance with all covenants under the credit facility.
     As of June 30, 2006, Applica had letters of credit of $1.2 million outstanding under its credit facility.
     Although the credit facility expires in November 2009, Applica has classified the borrowings thereunder as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
9. BUSINESS SEGMENTS
     At June 30, 2006, Applica managed its operations through two business segments: Household Products and Professional Personal Care Products. Through October 2005, Applica managed its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased operations in October 2005.
     The segment information for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 were as follows:

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
	(In thousands)
Three Months Ended June 30, 2006:
Net sales	$95,308	$9,183	—	$104,491
Operating loss	(727)	(824)	—	(1,551)
Depreciation and amortization	799	10	—	809

Three Months Ended June 30, 2005:
Net sales	$106,913	$8,946	$10,763	$126,622
Intersegment sales	748	—	9,416	10,164
Operating loss	(7,446)	(287)	(6,454)	(14,187)
Depreciation and amortization	1,156	—	1,130	2,286

Six Months Ended June 30, 2006:
Net sales	$190,481	$18,019	—	$208,500
Operating loss	(6,370)	(3,520)	—	(9,890)
Depreciation and amortization	1,605	10	—	1,615

Six Months Ended June 30, 2005:
Net sales	$205,727	$23,615	$28,889	$258,231
Intersegment sales	1,782	—	27,542	29,324
Operating loss	(24,822)	(176)	(8,552)	(33,550)
Depreciation and amortization	1,512	1	2,584	4,097
     The following table sets forth the reconciliation to consolidated total assets as of:

	June 30,	December 31,
	2006	2005
	(In thousands)
Total assets:
Total assets from reportable segments	$216,236	$275,584
All other	24,256	21,698

Consolidated total assets	$240,492	$297,282

     The following table sets forth the reconciliation to consolidated amounts for net sales, operating loss and depreciation and amortization for:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(In thousands)
Net Sales:
Total net sales for reportable segments	$104,491	$126,622	$208,500	$258,231
Eliminations of intersegment sales	—	(10,164)	—	(29,324)

Consolidated net sales	$104,491	$116,458	$208,500	$228,907

Operating loss:
Total operating loss from reportable segments	$(1,551)	$(14,187)	$(9,890)	$(33,550)
Unallocated amounts:
Shared services and all other	(1,102)	(1,164)	(2,318)	(2,316)

Consolidated operating loss	$(2,653)	$(15,351)	$(12,208)	$(35,866)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(In thousands)
Depreciation and amortization:
Total depreciation and amortization from reportable segments	$809	$2,286	$1,615	$4,097
Shared services and all other	1,063	1,975	2,174	3,670

Consolidated depreciation and amortization	$1,872	$4,261	$3,789	$7,767

10. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     Applica’s domestic subsidiaries are guarantors of Applica’s 10% Senior Subordinated Notes due 2008. The following condensed consolidating financial information presents the financial position, results of operations and liquidity of Applica Incorporated (on a stand alone basis), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and the eliminations necessary to arrive at the consolidated results of Applica. The results of operations and cash flows presented below assume that the guarantor subsidiaries were in place for all periods presented. Applica and guarantor subsidiaries have accounted for investments in their respective subsidiaries on an unconsolidated basis using the equity method of accounting. The guarantor subsidiaries are wholly owned subsidiaries of Applica and have fully and unconditionally guaranteed the notes on a joint and several basis. The notes contain certain covenants which, among other things, restrict the ability of the guarantor subsidiaries to make distributions to Applica Incorporated. Applica has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries and non-guarantor subsidiaries because it has determined they would not be material to investors.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	As of June 30, 2006
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$845	$5,876	$—	$6,721
Accounts and other receivables, net	(14)	57,955	29,262	—	87,203
Receivables from affiliates	(64,874)	93,845	(14,994)	(13,977)	—
Inventories	—	75,716	23,860	371	99,947
Future income tax benefits	—	143	(79)	1,205	1,269
Other current assets	—	3,665	10,372	—	14,037

Total current assets	(64,888)	232,169	54,297	(12,401)	209,177
Investment in subsidiaries	232,926	784	29,232	(262,942)	—
Property, plant and equipment, net	—	15,519	2,203	—	17,722
Future income tax benefits, non current	—	6,179	4,453	(1,597)	9,035
Other assets	—	19,817	23,458	(38,717)	4,558

Total assets	$168,038	$274,468	$113,643	($315,657)	$240,492

Accounts payable and accrued expenses	$285	$55,029	$19,744	$—	$75,058
Short-term debt	41,665	—	—	—	41,665
Deferred rent	—	716	168	—	884
Current taxes payable	—	495	2,954	214	3,663

Total current liabilities	41,950	56,240	22,866	214	121,270
Long-term debt	75,750	62,760	12,919	(75,679)	75,750
Future income tax liabilities	—	—	17	(17)	—
Other long-term liabilities	—	383	—	—	383

Total liabilities	117,700	119,383	35,802	(75,482)	197,403
Shareholders’ equity	50,338	155,085	77,841	(240,175)	43,089

Total liabilities and shareholders’ equity	$168,038	$274,468	$113,643	($315,657)	$240,492

	Three Months Ended June 30, 2006
Statement of Operations:
Net sales	$—	$75,923	$25,457	$3,111	$104,491
Cost of goods sold	—	52,980	17,405	3,111	73,496

Gross profit	—	22,943	8,052	—	30,995
Operating expenses	435	25,418	7,753	42	33,648

Operating (loss) profit	(435)	(2,475)	299	(42)	(2,653)
Other (income) expense, net	—	2,758	(271)	(19)	2,468

(Loss) earnings before equity in net earnings of subsidiaries and income taxes	(435)	(5,233)	570	(23)	(5,121)
Equity in net loss of subsidiaries	(5,324)	—	—	5,324	—
Income tax provision	—	75	586	193	854

Net loss	$(5,759)	$(5,308)	$(16)	$5,108	$(5,975)

	Six Months Ended June 30, 2006
Statement of Operations:
Net sales	$—	$152,899	$55,601	$—	$208,500
Cost of goods sold	—	111,218	41,662	—	152,880

Gross profit	—	41,681	13,939	—	55,620
Operating expenses	571	52,888	14,369	—	67,828

Operating loss	(571)	(11,207)	(430)	—	(12,208)
Other (income) expense, net	—	5,534	(305)	(19)	5,210

Loss before equity in net earnings of subsidiaries and income taxes	(571)	(16,741)	(125)	19	(17,418)
Equity in net loss of subsidiaries	(18,166)	—	—	18,166	—
Income tax provision	—	152	1,148	216	1,516

Net loss	($18,737)	($16,893)	($1,273)	$17,969	($18,934)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	Six Months Ended June 30, 2006
	(In thousands)
Cash Flow Information:
Net cash provided by (used in) operating activities	$(13,262)	$24,905	$3,321	$13,359	$28,323
Net cash provided by (used in) investing activities	59,608	(48,348)	(1,113)	(9,634)	513
Net cash provided by (used in) financing activities	(47,029)	23,660	(168)	(3,725)	(27,262)
Effect of exchange rate changes on cash	683	—	—	—	683
Cash at beginning of period	—	628	3,836	—	4,464
Cash at end of period	$—	$845	$5,876	$—	$6,721

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	As of December 31, 2005
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$628	$3,836	$—	$4,464
Accounts and other receivables, net	—	101,841	38,638	—	140,479
Receivables from affiliates	(43,473)	79,638	(10,418)	(25,747)	—
Inventories	—	78,508	23,130	—	101,638
Future income tax benefits	—	1,357	(108)	—	1,249
Other current assets	—	3,321	11,477	—	14,798

Total current assets	(43,473)	265,293	66,555	(25,747)	262,628
Investment in subsidiaries	251,898	783	29,232	(281,913)	—
Property, plant and equipment, net	—	17,420	2,295	—	19,715
Long-term future income tax benefits	—	6,472	2,713	—	9,185
Intangibles and other assets, net	—	19,738	11,635	(25,619)	5,754

Total assets	$208,425	$309,706	$112,430	$(333,279)	$297,282

Accounts payable and accrued expenses	$—	$65,023	$18,693	$—	$83,716
Short-term debt	69,524	—	—	—	69,524
Deferred rent	—	734	185	—	919
Current taxes payable	—	515	3,232	—	3,747

Total current liabilities	69,524	66,272	22,110	—	157,906
Long-term debt	75,750	69,100	12,281	(81,381)	75,750
Future income tax liabilities	—	1,882	(1,882)	—	—
Other long-term liabilities	—	475	—	—	475

Total liabilities	145,274	137,729	32,509	(81,381)	234,131
Shareholders’ equity	63,151	171,977	79,921	(251,898)	63,151

Total liabilities and shareholders’ equity	$208,425	$309,706	$112,430	$(333,279)	$297,282

	Three Months Ended June 30, 2005
Statement of Operations:
Net sales	$—	$83,043	$43,579	$(10,164)	$116,458
Cost of sales	—	62,593	41,070	(10,164)	93,499

Gross profit	—	20,450	2,509	—	22,959
Operating expenses	—	32,445	5,865	—	38,310

Operating loss	—	(11,995)	(3,356)	—	(15,351)
Other expense (income), net	15	2,125	(14)	—	2,126

(Loss) earnings before equity in net earnings of subsidiaries and income taxes	(15)	(14,120)	(3,342)	—	(17,477)
Equity in net earnings (loss) of subsidiaries	(18,485)	—	—	18,485	—
Income tax provision	—	46	978	—	1,024

Net loss	$(18,500)	$(14,166)	$(4,320)	$18,485	$(18,501)

	Six Months Ended June 30, 2005
Statement of Operations:
Net sales	$—	$173,109	$85,122	$(29,324)	$228,907
Cost of goods sold	—	135,619	80,925	(29,324)	187,220

Gross profit	—	37,490	4,197	—	41,687
Operating expenses	—	64,861	12,692	—	77,553

Operating loss	—	(27,371)	(8,495)	—	(35,866)
Other (income) expense, net	28	4,536	(271)	—	4,293

Loss before equity in net earnings of subsidiaries and income taxes	(28)	(31,907)	(8,224)	—	(40,159)
Equity in net loss of subsidiaries	(41,429)	—	—	41,429	—
Income tax provision	—	782	516	—	1,298

Net loss	$(41,457)	$(32,689)	$(8,740)	$41,429	$(41,457)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	Six Months Ended June 30, 2005
Cash Flow Information:
Net cash provided by (used in) operating activities	$(38,779)	$(8,264)	$22,351	$41,153	$16,461
Net cash provided by (used in) investing activities	54,187	(35,913)	(21,777)	4,844	1,341
Net cash provided by (used in) financing activities	(16,006)	44,274	(242)	(45,997)	(17,971)
Effect of exchange rate changes on cash	598	—	—	—	598
Cash at beginning of period	—	2,163	8,300	—	10,463
Cash at end of period	$—	$2,260	$8,632	$—	$10,892
11. SUBSEQUENT EVENTS
Proposed Merger
     On July 23, 2006, Applica Incorporated, NACCO Industries, Inc. (“NACCO”), and HB-PS Holding Company, Inc., a wholly owned subsidiary of NACCO (“Hamilton Beach/Proctor-Silex”), entered into definitive agreements whereby NACCO will spin off its Hamilton Beach/Proctor-Silex business to NACCO’s stockholders and, immediately after the spin-off, Applica will merge with and into Hamilton Beach/Proctor-Silex. The combined public company will be named Hamilton Beach, Inc.
     Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), the outstanding shares of Applica common stock will be converted into the right to receive a number of shares of Hamilton Beach, Inc. Class A common stock equal to 25 percent of the aggregate number of shares of Hamilton Beach, Inc. common stock outstanding immediately following the merger. The terms of the Merger Agreement include customary representations and warranties by each of the parties, as well as certain restrictions and limitations on future transactions of Applica prior to the closing of the merger, including acquisitions, dispositions, additional borrowings, issuance of equity and changes in employee benefit plans.
     The merger, which was approved by the Board of Directors of Applica, will be tax-free to stockholders of Applica. The merger is subject to approval by Applica’s shareholders and to other customary closing conditions, including (a) receipt of regulatory approvals, (b) the absence of legal impediments prohibiting the transactions, (c) the completion of the spin off of Hamilton Beach/Proctor-Silex; (d) the effectiveness of the registration statement concerning the shares of Hamilton Beach, Inc. Class A common stock to be issued to Applica shareholders in connection with the merger, (e) approval of the listing of the Hamilton Beach, Inc. Class A common stock on the NYSE or the NASDAQ, (f) the parties’ performance of their respective covenants, including the repayment of certain of Applica’s outstanding indebtedness, and (g) receipt of customary tax opinions to the effect that the merger will constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended.
     The Merger Agreement contains certain termination rights for Applica. If the Merger Agreement is terminated as the result of a superior offer, Applica may be required to pay NACCO a termination fee of $4.0 million, plus up to $2.0 million of reasonable documented, third party, out-of-pocket expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.
     The following discussion and analysis and the related financial data present a review of the consolidated operating results and financial condition of Applica for the three-month and six month periods ended June 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     As of June 30, 2006, we managed our operations through two business segments: Household Products and Professional Personal Care Products. Through October 2005, we managed our operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased operations in October 2005.
Proposed Merger
     On July 23, 2006, Applica Incorporated, NACCO Industries, Inc. (“NACCO”), and HB-PS Holding Company, Inc., a wholly owned subsidiary of NACCO (“Hamilton Beach/Proctor-Silex”), entered into definitive agreements whereby NACCO will spin off its Hamilton Beach/Proctor-Silex business to NACCO’s stockholders and, immediately after the spin-off, Applica will merge with and into Hamilton Beach/Proctor-Silex. The combined public company will be named Hamilton Beach, Inc.
     Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), the outstanding shares of Applica common stock will be converted into the right to receive a number of shares of Hamilton Beach, Inc. Class A common stock equal to 25 percent of the aggregate number of shares of Hamilton Beach, Inc. common stock outstanding immediately following the merger. The terms of the Merger Agreement include customary representations and warranties by each of the parties, as well as certain restrictions and limitations on future transactions of Applica prior to the closing of the merger, including acquisitions, dispositions, additional borrowings, issuance of equity and changes in employee benefit plans.
     The merger, which was approved by the Board of Directors of Applica, will be tax-free to stockholders of Applica. The merger is subject to approval by Applica’s shareholders and to other customary closing conditions, including:
•	receipt of regulatory approvals;

•	the absence of legal impediments prohibiting the transactions;

•	the completion of the spin off of Hamilton Beach/Proctor-Silex;

•	the effectiveness of the registration statement concerning the shares of Hamilton Beach, Inc. Class A common stock to be issued to Applica shareholders in connection with the merger;

•	approval of the listing of the Hamilton Beach, Inc. Class A common stock on the NYSE or the NASDAQ;

•	the parties’ performance of their respective covenants, including the repayment of certain of Applica’s outstanding indebtedness; and

•	receipt of customary tax opinions to the effect that the merger will constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended.
     The Merger Agreement contains certain termination rights for Applica. If the Merger Agreement is terminated as the result of a superior offer, Applica may be required to pay NACCO a termination fee of $4.0 million, plus up to $2.0 million of reasonable documented, third party, out-of-pocket expenses.
Planned Rescission Offer
     We recently discovered that the number of shares of our common stock purchased by participants under our 401(k) Profit Sharing and Trust may have exceeded the number of shares registered under the registration statement covering the plan. Plan participants who purchased unregistered shares during the last twelve months could require us to repurchase those shares for an amount equal to the price they paid, plus interest, or, if they sold the shares at a loss, they may recover the amount of such loss, plus interest. Based on the latest data provided to us, we estimate that approximately 105,000 shares were issued to plan participants under the 401(k) plan during the twelve months ended August 1, 2006. This estimate may be modified as we continue to evaluate data provided by the plan administrator. During that time, the price of Applica’s common stock ranged from a low of $1.24 per share to a high of $4.95 per share. The closing price of the common stock on August 1, 2006 was $3.70 per share.
     On August 4, 2006, we filed a registration statement on Form S-8 to register future sales of Applica common stock to plan participants. Additionally, we plan to make a registered rescission offer in the near future to eligible plan participants whereby we would offer to repurchase any shares issued to them during the twelve months prior to the filing of the registered rescission offer at the price the participant paid for such shares. We also plan to offer to reimburse those participants who have sold shares for a loss during those twelve months for the amount of the loss realized upon such sale. We will not effect the repurchase of shares if the amount the participant paid for such shares, plus interest, is less than the market value of the shares on the effective date of the rescission offer.
     Applica did not receive any proceeds from the sale of the shares pursuant to the 401(k) plan as these purchases were made by a third party administrator on the open market. We do not believe that the rescission offer will have a material impact on our consolidated results of operations, financial position or liquidity. We have received waivers from both our senior lending group and our term loan lender of potential violations of the applicable loan documents related to the failure to register the shares offered under the 401(k) plan and the rescission offer.
Mexican Manufacturing Facility
     In February 2006, we entered into a sale and purchase agreement with an unrelated third party to sell the land and building housing our factory in Mexico. We expected the sale to close in the second quarter of 2006; however, the sale did not close and the agreement was terminated. The property was re-listed for sale in July 2006. The land and building were classified as an asset held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheets at its net realizable value.
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
Elec-Tech International (H.K.) Company, Ltd.
     We entered into a supply agreement with Elec-Tech International (H.K.) Company, Ltd in July 2004. Elec-Tech accounted for approximately 35% of our total purchases in 2005. The supply agreement was terminated by us in December 2005 as the result of material breaches by Elec-Tech, most of which were corrected after the termination date. Effective December 1, 2005, our accounts payable terms with Elec-Tech changed from 60 days from invoice date to 30 days from invoice date. We are still in negotiations of new business terms with Elec-Tech and expect to continue to purchase a significant amount of products from such supplier. However, no formal agreement has been reached. We believe that we may be able to reach agreement with Elec-Tech on acceptable terms, but if we are unable to do so, product shipments could be interrupted or Elec-tech could require shorter credit terms from us. We believe that the products currently made by Elec-Tech are available from other suppliers on similar terms, although the transition of a significant amount of production would involve risk.
Fluctuation of Chinese Currency
     In July 2005, China ended its peg to the dollar and allowed the renminbi to fluctuate versus a basket of currencies. Immediately, the new renminbi rate revalued the currency by 2.1% to 8.11 to the dollar. At August 1, 2006 the renminbi rate was 7.97 to the dollar. Because a substantial number of our products are imported from China, the floating currency could result in significant fluctuations in our product costs and could have a material effect on our business.
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
     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2005 in evaluating us and our business before making an investment decision regarding our securities:
Merger-Related Risk Factors
•	We may not be able to obtain governmental approvals of the proposed spin-off and merger on the proposed terms and schedule.

•	We may not be able to obtain approval of the merger from our shareholders.

•	The new company may not be able to integrate the two businesses successfully.

•	The new company may not be able to fully realize the anticipated cost savings and synergies from the proposed transaction within the proposed time frame.

•	There may be significant disruption from the spin-off and merger making it more difficult to maintain relationships with customers, employees or suppliers.

•	Hamilton Beach/Proctor-Silex may not be able to obtain New York Stock Exchange or NASDAQ approval for the listing of the new company’s common stock.

•	Hamilton Beach/Proctor-Silex may not be able to effect a registration statement concerning the shares of the new company to be distributed to Applica shareholders.

•	Customers may not accept the new combined entity.
Operational and Other Risk Factors
•	We purchase a large number of products from one supplier. Production-related risks, interruption of product shipments or demand for shorter credit terms from this supplier could jeopardize our ability to realize anticipated sales and profits.

•	We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success.

•	The New York Stock Exchange has notified us that we are not in compliance with its continued listing criteria. If we are delisted by the NYSE, the price and liquidity of our common stock will be negatively affected.

•	We may incur significant damages and expenses due to the purported class action complaints that were filed against us and certain of our officers.

•	The rescission offer related to our 401(k) plan may not bar claims relating to our non-compliance with securities laws or any other applicable law, and we may potentially be liable for further rescission or damages.

•	We depend on third party suppliers for the manufacturing of all of our products which subjects us to additional risks.

•	Our business involves the potential for product recalls and product liability claims against us.

•	The failure of our business strategy could have a material adverse effect on our business.

•	Our business could be adversely affected by fluctuation of the Chinese currency.

•	We depend on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our business.

•	Increases in costs of products will reduce our profitability.

•	Our business is very sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect our business.

•	Our business could be adversely affected by currency fluctuations in our international operations.

•	Our business can be adversely affected by newly acquired businesses or product lines.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry could adversely affect our business.

•	Our business could be adversely affected by retailer inventory management.

•	Our business could be adversely affected by changes in trade relations with China.

•	If we are unable to renew the Black & Decker® trademark license agreement, our business could be adversely affected.

•	The infringement or loss of our proprietary rights could have an adverse effect on our business.

•	Our operating results are affected by seasonality.

•	We compete with other large companies that produce similar products.

•	Our debt agreements contain covenants that restrict our ability to take certain actions.

•	Government regulations could adversely impact our operations.
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

Results of Operations
Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005
     Net Sales. Consolidated net sales decreased by $12.0 million to $104.5 million, a decrease of 10.3% from the second quarter of 2005.
     Sales for the Household Product segment, net of inter-segment sales in 2005, decreased $10.9 million to $95.3 million. For the quarter ended June 30, 2006:
•	sales of Black & Decker® branded products decreased by $8.2 million to $83.5 million;

•	sales of Littermaid® branded products increased by $2.0 million to $9.0 million; and

•	sales of other branded products decreased by $4.7 million to $2.8 million.
     The decrease in Black & Decker® branded products was primarily attributable to our decision to exit the home environment product category and other non-profitable SKUs as part of our product and customer profitability review, softness in the retail environment and inventory management by certain key customers.
     The increase in sales of Littermaid® branded products for the second quarter of 2006 compared to the same period in 2005 was attributable to increased orders resulting from supply shortages in the first quarter of 2006 related to our transition to the next generation of automatic litter boxes.
     Sales for the Professional Personal Care segment increased slightly by $0.3 million to $9.2 million for the second quarter of 2006.
     Sales for the Manufacturing segment were $10.8 million in the second quarter of 2005. During the second quarter of 2005, intersegment sales for the Manufacturing segment were $9.4 million and contract manufacturing sales were $1.4 million. Manufacturing operations ceased in October 2005.
     Gross Profit. Our gross profit margin increased to 29.7% for the three months ended June 30, 2006 as compared to 19.7% for the same period in 2005. Gross profit in the second quarter of 2006 was positively impacted by improvements in product mix. However, gross profit was negatively impacted by (a) the sale of previously produced inventory at our manufacturing facility in Mexico that included approximately $0.9 million of capitalized losses and (b) the movement of certain customers to freight collect programs.
     Gross profits for the second quarter of 2005 were negatively impacted by:
•	restructuring charges at our manufacturing operations in Mexico of approximately $5.0 million;

•	inventory write-downs of approximately $3.4 million related to two products; and

•	higher product warranty returns and related expenses of $1.2 million, primarily related to our transition from manufacturing to sourcing.
     Operating Expenses. Operating expenses decreased by $4.7 million, or 12.2%, to $33.6 million for the three months ended June 30, 2006 compared to the same period in 2005. As a percentage of sales, operating expenses decreased to 32.2% in the second quarter of 2006 compared to 32.9% in the 2005 period, primarily as the result of cost cutting initiatives. The following expenses decreased in the second quarter of 2006 compared to the same period in 2005:
•	freight and handling expenses decreased by $1.4 million as the result of lower sales and the movement of certain customers to freight collect programs;

•	employee compensation decreased by $1.2 million due to lower average headcount;

•	amortization expense decreased by $1.0 million, primarily related to the write-off of the Tide™ Buzz™ license in the second quarter of 2005; and

•	other expenses decreased by $1.1 million.
     Operating expenses in the second quarter of 2006 included $0.7 million in consulting fees paid to Alvarez & Marsal, LLP.
     Stock-Based Compensation Expense. SFAS 123R was adopted on January 1, 2006, which now requires, among other items, the recognition of stock-based compensation expense in our results of operations. We elected the modified prospective transition method; therefore, we did not restate prior period results. Stock-based compensation expense was $0.1 million during the three months ended June 30, 2006. Stock-based compensation expense is expected to total approximately $0.5 million for the full year of 2006, assuming no additional grants of stock-based compensation awards.
     Refer to Note 1 to our unaudited consolidated financial statements for more information on stock-based compensation
     Interest Expense. Interest expense increased slightly to $2.7 million for the three months ended June 30, 2006, as compared to $2.6 million for the second quarter of 2005. The increase was the result of higher average interest rates despite lower average debt levels.
     Taxes. Our tax provision is based on an estimated annual aggregation of the taxes on earnings of each of our foreign and domestic operations. For the second quarter of 2006, Applica had an effective tax rate of 26% before valuation allowances on deferred tax assets, as compared to 24% for the second quarter of 2005 before valuation allowances on deferred tax assets.
     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including current and past performance, the market environment in which a company operates, the use of past tax credits and length of carry-back and carry-forward periods.
     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at June 30, 2006, Applica concluded that it was appropriate to record valuation allowances of $2.2 million for the second quarter of 2006. We expect to realize the benefits of the remaining net deferred tax assets of approximately $10.3 million as of June 30, 2006, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other foreign operations.
     We expect to continue to maintain a valuation allowance on future tax benefits in the U.S. until an appropriate level of profitability is reached or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that an additional portion of our deferred tax assets would be realized.
     Earnings Per Share. Weighted average basic shares for the three-month period ended June 30, 2006 were 24,371,381. Weighted average basic shares for the three-month period ended June 30, 2005 were 24,139,188. All common stock equivalents were excluded from the diluted per share calculations in the three-month periods ended June 30, 2006 and 2005 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the three-month period ended June 30, 2006 were options to purchase 1,708,454 shares of common stock with exercise prices ranging from $1.62 to $31.69. Potential common stock equivalents for the three-month period ended June 30, 2005 were options to purchase 2,593,596 shares of common stock with exercise prices ranging from $3.63 to $31.69.

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005
     Net Sales. Consolidated net sales decreased by $20.4 million to $208.5 million, a decrease of 8.9% from the first half of 2005.
     Sales for the Household Product segment, net of intersegment sales in 2005, decreased $13.4 million to $190.5 million. For the first half of 2006:
•	sales of Black & Decker® branded products decreased by $5.7 million to $168.3 million;

•	sales of Littermaid® branded products decreased by $2.0 million to $16.3 million; and

•	sales of other branded products decreased by $5.7 million to $5.9 million.
     The decrease in Black & Decker® sales in the first half of 2006 compared to the same period in 2005 was primarily attributable to our decision to exit the home environment product category and other non-profitable SKUs as part of our product and customer profitability review.
     The decrease in sales of Littermaid® branded products for the first half of 2006 compared to the same period in 2005 was attributable to supply shortages in the first quarter of 2006 related to our transition to the next generation of automatic litter boxes. We offset a portion of the shortfall in the second quarter of 2006 and expect to have the products to meet the demand for our Littermaid® branded products in the second half of 2006.
     Sales for the Professional Personal Care segment decreased by $5.6 million to $18.0 million for the first half of 2006. This decrease was primarily the result of inventory management by our major customers in the first quarter of 2006.
     Sales for the Manufacturing segment were $28.9 million in the first half of 2005. During the first half of 2005, intersegment sales for the Manufacturing segment were $27.5 million and contract manufacturing sales were $1.4 million. Manufacturing operations ceased in October 2005.
     Gross Profit. Applica’s gross profit margin increased to 26.7% for the six months ended June 30, 2006 as compared to 18.2% for the same period in 2005. Gross profit for the first half of 2006 was negatively impacted by:
•	$3.7 million recorded in the first quarter of 2006 in connection with the product recall; and

•	the sale of inventory that included capitalized losses of $2.7 million related to the closure of the manufacturing facility in Mexico.
      Gross profit for the first half of 2005 was negatively impacted by:

•	inventory write-downs of $12.8 million related to an adjustment to net realizable value of two products;

•	restructuring charges at our manufacturing operations in Mexico of $7.9 million; and

•	higher product warranty returns and related expenses of $4.5 million.
     Operating Expenses. Operating expenses decreased $9.7 million, or 12.5%, for the first half of 2006 to $67.8 million compared to the first half of 2005. These expenses decreased as a percentage of sales to 32.5% in 2006 from 33.9% in the 2005 period primarily as the result of cost cutting initiatives. The following expenses decreased in the first half of 2006 compared to the same period in 2005:
•	employee compensation decreased by $3.3 million due to lower average headcount;

•	occupancy costs decreased by $1.4 million due to lower rent and repairs and maintenance;

•	amortization expenses decreased by $1.2 million, primarily related to the write-off of the Tide™ Buzz™ license in the second quarter of 2005;

•	freight and handling expenses decreased by $1.1 million as the result of lower sales and the movement of certain customers to freight collect programs;

•	professional services decreased by $1.1 million; and

•	other expenses decreased by $1.6 million.
     Operating expenses in the first half of 2006 includes $1.8 million in consulting fees paid to Alvarez & Marsal, LLP and $0.5 million in administrative expenses related to the closure of the Mexican manufacturing facility.
     Stock-Based Compensation Expense. SFAS 123R was adopted on January 1, 2006, which now requires, among other items, the recognition of stock option expense in our results of operations. We elected the modified prospective transition method; therefore, we did not restate prior period results. Stock-based compensation expense was $0.3 million during the six months ended June 30, 2006. Stock-based compensation expense is expected to total approximately $0.5 million for the full year of 2006, assuming no additional grants of stock-based compensation awards.
     Refer to Note 1 to our unaudited consolidated financial statements for more information on stock-based compensation.
     Interest Expense. Interest expense increased by $0.4 million, or 7.4%, to $5.5 million for the first half of 2006, as compared to $5.1 million for the first half of 2005. The increase was the result of higher interest rates despite lower average debt levels.
     Taxes. Applica’s tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the first half of 2006, Applica applied an effective tax rate of 29% on its losses from operations before additional valuation allowances. The effective tax rate for the first half of 2005 was 26% before additional valuation allowances.
     SFAS No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the use of past tax credits, length of carryback and carryforward periods.
     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at June 30, 2006, Applica concluded that it was appropriate to record valuation allowances of $6.6 million for the first half of 2006. Applica expects to realize the benefits of the remaining net deferred tax assets of approximately $10.3 million as of June 30, 2006, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other countries.
     The increase in the valuation allowance in the first half of 2006 primarily results from losses in the U.S. operations that resulted in a tax benefit of $6.5 million. We expect to continue to maintain a valuation allowance on future tax benefits, primarily in the U.S. until an appropriate level of profitability is reached or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realized.
     No tax provision is made for the undistributed earnings of the foreign subsidiaries that Applica expects will be permanently reinvested in its operations outside the United States.

     Earnings Per Share. Weighted average basic shares for the first half of 2006 were 24,278,904. Weighted average basic shares for the first half of 2005 were 24,137,874. All common stock equivalents have been excluded from the diluted per share calculations in the six-month period ended June 30, 2006 and 2005 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the six-month period ended June 30, 2006 and 2005 were options to purchase 1,706,733 and 2,588,204 shares of common stock, respectively, with exercise prices ranging from $1.62 to $31.69.

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
     Advances under the credit facility are governed by our collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the amended facility, if we do not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, we must maintain a minimum daily availability under the borrowing base of $10 million and a minimum average monthly availability of $13 million. If we maintain a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block. As of June 30, 2006, our fixed charge coverage ratio was less than 1.0 to 1.0. Factors impacting our ability to maintain that availability include our ability to:
•	generate net earnings;

•	maintain terms with our suppliers;

•	manage inventory levels effectively; and

•	maintain accounts receivables days sales outstanding.
     If we are unable to maintain the minimum availability or fail to obtain the consent of our lenders to waive such requirements, our liquidity will be negatively affected. We believe that we will be able to maintain such requirements or obtain our lenders’ consent to waive or amend such requirements.
     As of June 30, 2006, we were borrowing approximately $41.7 million under the senior credit facility and had approximately $38.9 million available for future cash borrowings. However, at June 30, 2006, our fixed charge coverage ratio was less than 1.0 to 1.0 and we were subject to a $10 million daily block.
     Operating Activities. For the six months ended June 30, 2006, our operations generated cash of $28.3 million, compared with $16.5 million for same period in 2005. The improvement in operating cash flows related primarily to lower working capital requirements. We anticipate inventory levels will increase in future periods based on the seasonality of our business and the demand for our products.
     As part of our capital management, we review certain working capital metrics. For example, we evaluate our accounts receivable and inventory levels through the computation of days sales outstanding and days in inventory. The number of days sales outstanding at June 30, 2006 increased slightly from the number of days sales outstanding at June 30, 2005 primarily as the result of a higher portion of accounts receivable in Latin America at June 30, 2006 compared to June 30, 2005. Average days in inventory at June 30, 2006 decreased in comparison to the same period in 2005. We pre-built significant inventory in anticipation of the sale of our Hong Kong based manufacturing operation, which was still on hand as of December 31, 2004. We also pre-built inventory in the first half of 2005 as a result of the downsizing and closure of our manufacturing facility in Mexico.
     Investing Activities. For the six months ended June 30, 2006, investing activities generated cash of $0.5 million compared to $1.3 million of cash generated in the six months ended June 30, 2005. The decrease in cash flows from investing activities was primarily the result of the collection of $3.1 million from a former officer in the 2005 period, offset by proceeds in the 2006 period from the sale of assets related to the closure of our manufacturing operations in Mexico, which ceased in October 2005. Additionally, we had higher capital expenditures in the first quarter 2005 that were primarily related to the implementation of our enterprise resource planning (ERP) system, which was placed into service in April 2005.

     Capital expenditures for 2006 are expected to be approximately $4.0 million and will consist of the following:
•	$2.3 million for tooling for new products;

•	$1.3 million for computer and IT systems; and

•	$0.4 million for other improvements.
     We plan to fund such capital expenditures with cash flow from operations and, if necessary, borrowings under our senior credit facility.
     Financing Activities. Net cash used in financing activities was $27.3 million in the six months ended June 30, 2006, compared to cash used of $18.0 million in the six months ended June 30, 2005. Borrowings under our lines of credit in 2006 were lower than 2005, primarily attributable to lower working capital requirements.
Capital Resources
     Our primary sources of short-term capital are our cash flow from operations and borrowings under the senior credit facility. Our credit facility is a $125 million asset-based senior secured revolving credit facility maturing in November 2009.
     At Applica’s option, interest accrues on the loans made under the senior credit facility at either:
•	LIBOR (adjusted for any reserves), plus a specified margin (determined by Applica’s fixed charge coverage ratio and set at 1.75% on June 30, 2006 and at 1.50% on August 1, 2006), which was 7.08% at June 30, 2006 and 6.90% at August 1, 2006; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based upon Applica’s fixed charge coverage ratio, and was zero at June 30, 2006 and August 1, 2006), which was 8.25% at June 30, 2006 and August 1, 2006.
     Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based upon Applica’s average quarterly availability and was zero at June 30, 2006 and August 1, 2006), which was 8.25% at June 30, 2006 and August 1, 2006.
     Management expects LIBOR borrowing margins under the senior credit facility to remain at between 1.50% and 1.75% from July 1, 2006 through December 31, 2006. Management expects Base Rate borrowing margins under the senior credit facility to remain at zero through December 31, 2006.
     Advances under the credit facility are governed by our collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the credit facility, if we do not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, we must maintain a minimum daily availability under the borrowing base of $10 million and a minimum average monthly availability of $13 million. If we maintain a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block. As of June 30, 2006, our fixed charge coverage ratio was less than 1.0 to 1.0.
     As of June 30, 2006, we were borrowing approximately $41.7 million under our senior credit facility and had approximately $38.9 million available for future cash borrowings; provided however, during the time in which our fixed charge coverage ratio is less than 1.0 to 1.0, we are subject to a $10 million daily block. There were $1.2 million in letters of credit outstanding under the credit facility at June 30, 2006. As of August 1, 2006, we were borrowing approximately $53.1 million under the facility and had approximately $42.1 million available for future cash borrowings. There were $1.2 million in letters of credit outstanding under the credit facility at August 1, 2006.
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
     We also have senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and maturing in July 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all senior debt of Applica and rank pari passu in right of payment to all future subordinated indebtedness of Applica. The notes may be redeemed at our option, in whole or in part, at par value. As of June 30, 2006 and August 1, 2006, the outstanding principal balance was $55.8 million.
     We have a $20 million term loan due November 2009. The term loan is secured by a lien on our assets, which is subordinate to our senior revolving credit facility. The term loan bears interest at the three-month LIBOR rate plus 625 basis points, which was set at 11.49% at June 30, 2006 and 11.72% at August 1, 2006. The term loan matures in November 2009 and requires no principal payments until such time. As of June 30, 2006 and August 1, 2006, the outstanding principal balance was $20.0 million.
     At June 30, 2006, debt as a percent of total capitalization was 73.2%, as compared to 65.7% at June 30, 2005.
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
     SFAS No. 123R was adopted on January 1, 2006. Refer to Note 1 to our unaudited consolidated financial statements for further information. There were no other accounting policies adopted during the first half of 2006 that had a material effect on our financial condition and results of operations.
Recent Accounting Pronouncement
     See Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding a recent accounting pronouncement.

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
     As of June 30, 2006, there were no outstanding interest rate management contracts. We will initiate interest rate risk management contracts in 2006 only to the extent considered necessary to meet our objectives.
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
     It is our policy to enter into foreign currency transactions only to the extent considered necessary to meet our objectives as set forth above. We do not enter into foreign currency transactions for speculative purposes. As of June 30, 2006, there were no forward exchange contracts or purchased options outstanding.
Additional Information
     For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in Applica’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Chief Operating Officer and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
     Since the evaluation date by our management of Applica’s internal controls over financial reporting, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Shareholder Litigation. Applica is a defendant in the consolidated class action complaint entitled Scott Schultz and Joseph Rothman, individually and on behalf of all others similarly situated, Plaintiffs v. Applica Incorporated, Harry D. Schulman, Terry L. Polistina and Michael Michienzi, Defendants, Case No. 06-60149-CIV-DIMITROULEAS, which was first filed in the United States District Court, Southern District of Florida, on February 3, 2006 and amended on July 10, 2006.
     The consolidated purported class action complaint was filed on behalf of purchasers of Applica Incorporated common stock during the period between November 4, 2004 and April 28, 2005. The complaint charges Applica and certain executive officers with violations of the Securities Exchange Act of 1934. The complaint alleges that, throughout the class period, Applica issued materially false and misleading statements regarding its business, operations, management and the intrinsic value of its common stock. The complaint further alleges that these statements were materially false and misleading on the asserted basis that they failed to disclose that Applica:
•	was experiencing decreasing demand for its products; in particular, demand for two key products were not meeting internal expectations and were experiencing quality and design defects;

•	was materially overstating its net worth by failing to timely write down the value of its inventory which had become obsolete and unsaleable;

•	was experiencing higher product warranty returns, which it had not appropriately reserved for;

•	lacked adequate internal controls; and

•	issued financial statements during the class period were not prepared in accordance with generally accepted accounting principles and, therefore, were materially false and misleading.
     The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys’ fees and costs. Applica believes the claims are without merit. Applica intends to vigorously defend the lawsuit but may be unable to successfully resolve the disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation matter, However, Applica believes any losses will be covered by applicable insurance coverage.
     In February 2006, the SEC requested that Applica voluntarily produce certain documents in connection with an informal inquiry related to these matters. Applica has responded to the request for documents and other information and intends to fully cooperate with the SEC in this matter.
     Product Recall. In June 2006, Applica’s U.S. operating subsidiary, Applica Consumer Products, Inc., in cooperation with the U.S. Consumer Products Safety Commission announced a voluntary recall of approximately 410,000 units of the Black & Decker® branded TCM 800 and TCM 805 thermal coffeemakers. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 40,000 units of these thermal coffeemakers in Canada. Applica recorded a charge to cost of goods sold of approximately $3.7 million in the first quarter of 2006 related to the recall. Management does not believe the ultimate liability will be materially different.
     As of August 1, 2006, no litigation has been filed in connection with property damage or bodily injury relating to the recalled product discussed above; however, several claims for minor property damages have been made. We believe that the amount of ultimate liability of these claims, if any, is not likely to have a material effect on our business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.
     The estimated charges associated with the product recall related to the Household Products reportable segment.

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
Item 1A. Risk Factors
     In the course of operations, we are subject to certain risk factors, which are set forth above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statement Disclosure and in our Annual Report on Form 10-K. Except as set forth below, there have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.
•	We may not be able to obtain governmental approvals of the proposed spin-off and merger on the proposed terms and schedule.

•	We may not be able to obtain approval of the merger from our shareholders.

•	The new company may not be able to integrate the two businesses successfully.

•	The new company may not be able to fully realize the anticipated cost savings and synergies from the proposed transaction within the proposed time frame.

•	There may be significant disruption from the spin-off and merger making it more difficult to maintain relationships with customers, employees or suppliers.

•	Hamilton Beach/Proctor-Silex may not be able to obtain New York Stock Exchange or NASDAQ approval for the listing of the new company’s common stock.

•	Hamilton Beach/Proctor-Silex may not be able to effect a registration statement concerning the shares of the new company to be distributed to Applica shareholders.

•	Customers may not accept the new combined entity.

•	The rescission offer related to our 401(k) plan may not bar claims relating to our non-compliance with securities laws or any other applicable law, and we may potentially be liable for further rescission or damages.
Item 4. Submission of Matters to a Vote of Security Holders
     At Applica’s Annual Meeting of Shareholders held on May 9, 2006, the shareholders voted to elect Susan J. Ganz, J. Maurice Hopkins and Thomas J. Kane as Class I Directors and Christopher B. Madison as a Class II Director. Continuing members of the Board of Directors of Applica include Leonard Glazer, Paul K. Sugrue, Ware H. Grove, Jerald I. Rosen and Harry D. Schulman.
     In addition, the shareholders (i) approved an amendment to Applica’s Second Amended and Restated Articles of Incorporation to eliminate the “super-majority” shareholder approval requirement for certain business combinations and (ii) disapproved an amendment to the Articles of Incorporation to authorize 1,000,000 shares of “blank check” preferred stock. The shareholders also ratified the reappointment of Grant Thornton LLP as Applica’s independent accountants for the year ended December 31, 2006.
     The number of votes cast for or against with respect to each of the nominees for director was as follows:

Nominee	For	Against
Susan J. Ganz	20,398,345	2,813,952
J. Maurice Hopkins	20,379,566	2,832,731
Thomas J. Kane	20,359,067	2,853,230
Christopher B. Madison	20,460,277	2,752,020
     The number of votes cast for or against or abstained from voting with respect to the amendment to Applica’s Second Amended and Restated Articles of Incorporation to eliminate the “super-majority” shareholder approval requirement for certain business combinations was as follows:

For	Against	Abstain

22,243,245	865,511	103,540
     The number of votes cast for or against or abstained from voting with respect to the amendment to the Articles of Incorporation to authorize 1,000,000 shares of “blank check” preferred stock was as follows:

For	Against	Abstain

7,792,017	8,228,574	87,454
     The number of votes cast for or against or abstained from voting with respect to the reappointment of Grant Thornton LLP was as follows:

For	Against	Abstain

22,458,864	400,818	352,614

Item 6. Exhibits.

(a)	Exhibits:

3.1	Third Amended and Restated Articles of Incorporation filed with the Secretary of State of Florida on May 10, 2006

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)
August 4, 2006	By:	/s/ Terry L. Polistina
Terry L. Polistina
Senior Vice President, Chief Operating Officer and Chief Financial Officer

August 4, 2006	By:	/s/ Ivan R. Habibe
Ivan R. Habibe
Vice President and Chief Accounting Officer