Form 10-Q
period 2006-09-30
APPLICA INC
filed 2006-11-03
CIK 217084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________
COMMISSION FILE NUMBER 1-10177
APPLICA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Florida	59-1028301

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3633 Flamingo Road, Miramar, Florida	33027

(Address Of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares
Class	outstanding on November 1, 2006
Common Stock, $0.10 par value	24,995,100

APPLICA INCORPORATED

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Applica Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	September 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Current Assets:
Cash and cash equivalents	$5,477	$4,464
Accounts and other receivables, less allowances of $7,039 in 2006 and $8,773 in 2005	127,682	140,479
Inventories	131,301	101,638
Prepaid expenses and other	9,919	11,137
Refundable income taxes	2,562	3,661
Future income tax benefits	1,287	1,249

Total current assets	278,228	262,628
Property, Plant and Equipment - at cost, less accumulated depreciation of $50,921 in 2006 and $46,755 in 2005	16,481	19,715
Future Income Tax Benefits, Non-Current	9,091	9,185
Intangibles, Net	1,181	1,765
Other Assets	2,944	3,989

Total Assets	$307,925	$297,282

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$48,467	$33,682
Accrued expenses	42,289	50,034
Short-term debt	87,205	69,524
Current taxes payable	4,933	3,747
Deferred rent	863	919

Total current liabilities	183,757	157,906
Other Long-Term Liabilities	337	475
Long-Term Debt	75,750	75,750
Shareholders’ Equity:
Common stock — authorized: 75,000 shares of $0.10 par value; issued and outstanding:
24,847 shares in 2006 and 24,179 in 2005	2,485	2,418
Paid-in capital	161,078	159,226
Accumulated deficit	(111,577)	(95,749)
Accumulated other comprehensive loss	(3,905)	(2,744)

Total shareholders’ equity	48,081	63,151

Total Liabilities and Shareholders’ Equity	$307,925	$297,282

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2006		2005
	(In thousands, except per share data)

Net sales	$149,184	100.0%	$139,637	100.0%
Cost of sales:
Cost of goods sold	101,960	68.3	101,247	72.5
Restructuring charges	—	—	4,744	3.4

	101,960	68.3	105,991	75.9

Gross profit	47,224	31.7	33,646	24.1

Operating expenses	39,165	26.3	37,533	26.9

Operating income (loss)	8,059	5.4	(3,887)	(2.8)

Other expense (income):
Interest expense	3,371	2.3	2,888	2.1
Interest and other income	(125)	(0.1)	(848)	(0.6)

	3,246	2.2	2,040	1.5

Income (loss) before income taxes	4,813	3.2	(5,927)	(4.2)
Income tax provision	1,707	1.1	2,252	1.6

Net income (loss)	$3,106	2.1%	$(8,179)	(5.9)%

Income (loss) per common share:
Income (loss) per common share — basic	$0.13		$(0.34)

Income (loss) per common share — diluted	$0.12		$(0.34)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended September 30,
	2006		2005
	(In thousands, except per share data)

Net sales	$357,685	100.0%	$368,544	100.0%
Cost of sales:
Cost of goods sold	254,841	71.2	283,324	76.9
Restructuring charges	—	—	9,887	2.7

	254,841	71.2	293,211	79.6

Gross profit	102,844	28.8	75,333	20.4

Operating expenses	106,993	29.9	115,086	31.2

Operating loss	(4,149)	(1.2)	(39,753)	(10.8)

Other expense (income):
Interest expense	8,830	2.5	7,971	2.2
Interest and other income	(374)	(0.1)	(1,638)	(0.4)

	8,456	2.4	6,333	1.7

Loss before income taxes	(12,605)	(3.5)	(46,086)	(12.5)
Income tax provision	3,223	0.9	3,550	1.0

Net loss	$(15,828)	(4.4)%	$(49,636)	(13.5)%

Loss per common share:
Loss per common share — basic and diluted	$(0.65)		$(2.06)

The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
(In thousands)

				Accumulated
				Other
			Accumulated	Comprehensive
	Common Stock	Paid-in Capital	Deficit	Loss	Total
Balance at December 31, 2005	$2,418	$159,226	$(95,749)	$(2,744)	$63,151
Comprehensive loss:
Net loss	—	—	(15,828)	—	(15,828)
Foreign currency translation adjustment	—	—	—	(1,161)	(1,161)

Total comprehensive loss					(16,989)
Stock-based compensation	—	401	—	—	401
Exercise of stock options	67	1,451	—	—	1,518

Balance at September 30, 2006	$2,485	$161,078	$(111,577)	($3,905)	$48,081

The accompanying notes are an integral part of this financial statement.

Applica Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,828)	$(49,636)
Reconciliation to net cash used in operating activities:
Depreciation of property, plant and equipment	4,369	9,461
(Gain) loss on disposal of equipment and raw materials	(6)	1,155
Recovery of doubtful accounts	(140)	(2,181)
Write-downs of inventory	—	16,794
Impairment of property, plant and equipment	—	1,062
Amortization of intangible and other assets	1,281	2,840
Product recall	3,363	—
Deferred taxes	55	1,633
Stock-based compensation expense	401	—
Changes in assets and liabilities:
Accounts and other receivables	12,253	43,034
Inventories	(31,818)	(26,343)
Prepaid expenses and other	454	5,594
Accounts payable and accrued expenses	5,223	(1,117)
Current income taxes	2,285	(4,166)
Other assets and liabilities	(1,007)	410

Net cash used in operating activities	(19,115)	(1,460)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,135)	(3,072)
Proceeds from sale of equipment and raw materials	1,454	89
Receivable from former officer	—	3,079

Net cash provided by investing activities	319	96

Cash flows from financing activities:
Net borrowings (payments) under lines of credit	17,681	(351)
Payments of long-term debt	—	(3,000)
Exercise of stock options	1,518	78
Interest receivable from former officer	—	(7)

Net cash provided by (used in) financing activities	19,199	(3,280)

Effect of exchange rate changes on cash	610	(435)

Net increase (decrease) in cash and cash equivalents	1,013	(5,079)
Cash and cash equivalents at beginning of period	4,464	10,463

Cash and cash equivalents at end of period	$5,477	$5,384

Supplemental Disclosures of Cash Flow Information:

	2006	2005
Cash paid during the nine-month period ended September 30:
Interest	$10,144	$9,186
Income taxes	$1,448	$5,142
The accompanying notes are an integral part of these financial statements.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
1. SUMMARY OF ACCOUNTING POLICIES
Interim Reporting
     The accompanying unaudited consolidated financial statements include the accounts of Applica Incorporated and its subsidiaries (“Applica”). All significant intercompany transactions and balances have been eliminated. The unaudited consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fourth quarter or full year 2006 due to seasonal fluctuations in Applica’s business, changes in economic conditions and other factors. For further information, please refer to the Consolidated Financial Statements and Notes thereto contained in Applica’s Annual Report on Form 10-K for the year ended December 31, 2005.
Inventories
     Inventories are comprised of finished goods and stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
Stock Based Compensation
     At September 30, 2006, Applica had two active stock-based compensation plans, which are described below. On January 1, 2006, Applica adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared Based Payment” (“SFAS No. 123R”), which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on estimated fair values. Prior to the adoption of SFAS No. 123R, Applica accounted for its stock-based employee compensation related to stock options under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the disclosure alternative prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, Applica presented pro forma information for the periods prior to the adoption of SFAS No. 123R and no employee compensation cost was recognized for the stock-based compensation plans in the three months and nine months ended September 30, 2005.
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
     In June 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all unvested “out-of-the-money” stock options awarded to employees under Applica’s stock option plans, except for those options held by executive officers. All stock options with exercise prices equal to or greater than $3.28 per share, the closing price of Applica’s common stock on June 16, 2005, were considered to be out-of-the-money. No stock options held by non-employees, including directors, were accelerated. Options to purchase approximately 425,000 shares of common stock were accelerated. These options had a range of exercise prices of $3.63 to $11.16 and a weighted average exercise price of $4.91. The aggregate pre-tax expense associated with the accelerated

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
options that would have been reflected in Applica’s consolidated statement of operations in future fiscal years was approximately $1.2 million. This amount is reflected in the pro forma footnote disclosure below.
     Employee Stock Purchase Plan
     In September 2005, the Compensation Committee of the Board of Directors elected to terminate the Employee Stock Purchase Plan effective December 31, 2005. Therefore, no additional shares will be issued under such plan.
     Stock Compensation Plans
     Under the two active plans, Applica may grant incentive or non-qualified stock options to employees and directors. The terms of stock options granted under the plans are determined by the Compensation Committee of the Board of Directors at the time of grant, including the exercise price, term and any restrictions on the exercisability of such option. The exercise price of all options granted under the plans equals the market price at the date of grant and no option is exercisable after the expiration of ten years from the date of grant. The stock options outstanding under the plans were generally granted for terms of five, six or ten years and vest on a straight line basis over periods ranging from zero to six years.
     As of September 30, 2006, there were 207,227 shares available for grant under the 1998 Stock Option Plan and 687,336 shares available for grant under the 2000 Stock Option Plan.
     Information with respect to stock option activity is as follows:

		Weighted Average
	Shares(000)	Exercise Price
Outstanding at December 31, 2005	2,483	$4.45
Granted	11	$4.10
Exercised	(669)	$2.28
Forfeited	(574)	$5.82

Outstanding at September 30, 2006	1,251	$4.98

Options exercisable at September 30, 2006	862	$5.35
     For the three month period ended September 30, 2006, Applica recognized $0.1 million in stock-based compensation costs, which is reflected in operating expenses. For the nine month period ended September 30, 2006, Applica recognized $0.4 million in stock-based compensation costs. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. Applica elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS No. 123R. As of September 30, 2006, Applica had $0.6 million of unrecognized compensation costs related to non-vested stock option awards that is expected to be recognized over a weighted average period of two years. Proceeds received from option exercises were $1.5 million during the nine months ended September 30, 2006 and $0.1 million during the nine months ended September 30, 2005. No tax benefits were realized from these stock option exercises.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     The following information applies to options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Shares(000)	Life	Price	Shares(000)	Price
$1.62 - $3.17	105	4.3	$2.19	105	$2.19
$3.17 - $6.34	993	2.7	$4.39	604	$4.53
$6.34 - $9.51	81	2.4	$7.63	81	$7.63
$9.51 - $12.68	30	4.5	$10.19	30	$10.19
$12.68 - $15.84	34	2.5	$14.00	34	$14.00
$31.69	8	1.7	$31.69	8	$31.69

	1,251		$4.98	862	$5.35

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
     For the nine month period ended September 30, 2006 and the three month and nine month periods ending September 2005, the fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions. There were no stock option grants in the three month period ended September 30, 2006.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Expected dividend yield	—	00.0%	00.0%	00.0%
Expected price volatility	—	70.9%	80.7%	24.2% - 80.9%
Risk free interest rate	—	3.80%	4.0%	3.75%
Expected life of options in years	—	4	4	4
     The following table illustrates the effect on net loss and basic and diluted loss per share if Applica had applied the fair value recognition provisions of SFAS No. 123 to options granted under Applica’s stock option plans for the three month and nine month period ended September 30, 2005:

	For the three	For the nine
	months ended	months ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share data)
Net loss, as reported	$(8,179)	$(49,636)
Add: Stock-based employee compensation expense included in net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(208)	(2,205)

Pro forma net loss	$(8,387)	$(51,841)

Loss per share:
Basic and diluted — as reported	$(0.34)	$(2.06)
Basic and diluted — pro forma	$(0.35)	$(2.15)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, were as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In thousands)
Net income (loss)	$3,106	$(8,179)	$(15,828)	$(49,636)
Foreign currency translation adjustment	836	727	(1,161)	344
Change in market value of derivatives	—	(66)	—	859

	$3,942	$(7,518)	($16,989)	$(48,433)

Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for the first interim period beginning after December 15, 2006. Applica has not yet analyzed the impact this interpretation will have on its financial condition, results of operations, cash flows or disclosures.
     In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance is effective for fiscal years ending after November 15, 2006. Applica does not expect the adoption of SAB No. 108 to have a material impact on its financial position, results of operations, or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies to those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. Applica does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.
2. SHAREHOLDERS’ EQUITY
     The following table shows weighted average basic shares for the respective periods:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Weighted average basic shares	24,600,906	24,163,766	24,387,417	24,146,599

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     The following table shows potential common stock equivalents outstanding to purchase shares of common stock that were excluded in the computation of diluted loss per share. All common stock equivalents have been excluded from the diluted per share calculations in the nine-month period ended September 30, 2006 and the three and nine month periods ended September 30, 2005 because their inclusion would have been anti-dilutive. Included in diluted shares for the three-month period ended September 30, 2006 were common stock equivalents relating to options to purchase 872,800 share of common stock with exercise prices ranging from $1.62 to $4.90.

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Number of shares	378,412	2,701,405	1,245,404	2,542,096
Range of exercise price	$1.62-$31.69	$2.53-$31.69	$1.62-$31.69	$2.53-$31.69
3. COMMITMENTS AND CONTINGENCIES
     Rescission Offer
     Participants in the Applica 401(k) plan may have purchased more shares of the Applica common stock as a part of units through their plan accounts than were registered with the Securities and Exchange Commission. Applica received no proceeds from any of these sales. Applica made a rescission offer to plan participants who purchased its common stock through units under the 401(k) plan from August 4, 2005 through August 3, 2006. The rescission offer expired on October 23, 2006 and Applica did not acquire or retire any shares of common stock pursuant to the rescission offer. The rescission offer had no material effect on Applica’s consolidated results of operations, financial position or cash flows.
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
     The consolidated purported class action complaint was filed on behalf of purchasers of Applica common stock during the period between November 4, 2004 and April 28, 2005. The complaint charges Applica and certain executive officers with violations of the Securities Exchange Act of 1934. The complaint alleges that, throughout the class period, Applica issued materially false and misleading statements regarding its business, operations, management and the intrinsic value of its common stock. The complaint further alleges that these statements were materially false and misleading on the asserted basis that they failed to disclose that Applica:
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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys’ fees and costs. Applica and the individual defendants have moved to dismiss the consolidated complaint but no decision has been rendered by the court.
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
4. COST OF SALES
     Cost of Goods Sold
     Included in cost of goods sold for the nine months ended September 30, 2005 were inventory write-downs of approximately $12.8 million primarily related to lower-than-anticipated consumer demand for two products. There were no inventory write-downs related to these two products in the three months ended September 30, 2005 and the three and nine months ended September 30, 2006.
     The inventory write-downs related to the Household Products reportable segment.
     Restructuring Charges
     For the three months ended September 30, 2005, there were $4.7 million of restructuring charges primarily associated with the downsizing and decision to close Applica’s manufacturing facility in Mexico. Such charges consisted of the write-down of $1.1 million of property, plant and equipment, $1.4 million of accelerated depreciation of machinery and equipment used in the manufacturing process and $2.2 million in severance charges. For the nine months ended September 30, 2005, there were $9.9 million of restructuring charges associated with the continued downsizing and closing of the manufacturing operations in Mexico. These charges consisted of the write-off of $3.3 million of raw materials inventory that would no longer be used in production, $2.7 million related to the acceleration of the depreciation of the machinery and equipment used in the manufacturing process, $2.8 million in severance charges and $1.1 million write-down of property, plant and equipment. There were no such charges in the three and nine months ended September 30, 2006.
     All restructuring charges related to the Manufacturing reportable segment. The Manufacturing segment ceased operations in October 2005.
     Product Recall
     In June 2006, Applica’s U.S. operating subsidiary, Applica Consumer Products, Inc., in cooperation with the U.S. Consumer Products Safety Commission, announced a voluntary recall of approximately 410,000 units of

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
the Black & Decker® branded TCM 800 and TCM 805 thermal coffeemakers. Applica’s Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 40,000 units of these thermal coffeemakers in Canada. Applica recorded a charge to cost of goods sold of approximately $3.7 million in the first quarter of 2006 related to the recall. In the three months ended September 2006, management evaluated the adequacy of the remaining liability and reduced the liability by $0.3 million based on latest information available.
     As of November 1, 2006, no litigation had been filed in connection with property damage or bodily injury relating to the recalled product discussed above; however, several claims for minor property damages have been made. Applica believes that the amount of ultimate liability of these claims in excess of applicable insurance, if any, is not likely to have a material effect on its business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.
     The estimated charges associated with the product recall related to the Household Products reportable segment.
5. ASSETS HELD FOR SALE
     In August 2006, Applica entered into non-binding letter of intent with an unrelated third party to sell the land and building housing its factory in Mexico. The land and building were classified as assets held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheets at its net realizable value.
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
     All assets held for sale related to the Manufacturing reportable segment.
6. PROPERTY, PLANT AND EQUIPMENT
     The following is a summary of property, plant and equipment:

		September 30,	December 31,
	Useful Lives	2006	2005
		(In thousands)
Computer equipment	3 - 7 years	$30,850	$30,449
Equipment and other	3 - 8 years	32,953	32,452
Leasehold improvements*	8 - 10 years	3,599	3,569

Total		67,402	66,470
Less accumulated depreciation		50,921	46,755

		$16,481	$19,715

*	Shorter of remaining term of lease or useful life
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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
7. PRODUCT WARRANTY OBLIGATIONS
     Estimated future warranty obligations related to certain products are charged to operations in the period in which the related revenue is recognized. Accrued product warranties as of September 30, 2006 and 2005 were as follows:

	September 30,	September 30,
	2006	2005
	(In thousands)
Balance, beginning of period	$7,747	$7,183
Additions to accrued product warranties	17,767	25,051
Reductions of accruals — payments and credits issued	(19,838)	(26,912)

Balance, end of period	$5,676	$5,322

8. SHORT-TERM DEBT
     Applica has a senior revolving credit facility with a syndicate of banks that provides for borrowings on a revolving basis of up to $125 million with a $10 million sublimit for letters of credit. The credit facility matures in November 2009.
     Advances under the credit facility are governed by Applica’s collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the credit facility, if Applica does not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, Applica must maintain a minimum daily availability under its borrowing base of $10 million and a minimum average monthly availability of $13 million. If Applica maintains a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block. As of September 30, 2006, Applica’s fixed charge coverage ratio was less than 1.0 to 1.0.
     As of September 30, 2006, Applica was borrowing approximately $87.2 million under the facility and had approximately $36.6 million available for future cash borrowings; provided however, during the time in which Applica’s fixed charge coverage ratio is less than 1.0 to 1.0, it is subject to a $10 million daily block.
     At Applica’s option, interest accrues on the loans made under the credit facility at either:

•	LIBOR, plus a specified margin (determined by Applica’s average quarterly availability and set at 1.50% at September 30, 2006), which was 6.82% at September 30, 2006; or

•	the Base Rate (which is Bank of America’s prime rate), plus a specified margin (determined based upon Applica’s average quarterly availability and was zero at September 30, 2006), which was 8.25% at September 30, 2006.
Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based upon Applica’s average quarterly availability and was zero at September 30, 2006), which was 8.25% at September 30, 2006.
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
     The credit facility contains a number of significant covenants that, among other things, restrict the ability of Applica to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments or create new subsidiaries, enter into sale and lease-back transactions, make certain acquisitions, engage in mergers or consolidations, create liens, or engage in certain transactions with affiliates, and that otherwise restrict corporate and business activities. At September 30, 2006, Applica was in compliance with all covenants under the credit facility.

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     As of September 30, 2006, Applica had letters of credit of $1.2 million outstanding under its credit facility.
     Although the credit facility expires in November 2009, Applica has classified the borrowings thereunder as a current liability in accordance with Emerging Issues Task Force (EITF) 95-22 “Balance Sheet Classifications of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
9. BUSINESS SEGMENTS
     At September 30, 2006, Applica managed its operations through two business segments: Household Products and Professional Personal Care Products. Through October 2005, Applica managed its operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased operations in October 2005.
     The segment information for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 were as follows:

		Professional
	Household	Personal Care
	Products	Products	Manufacturing	Total
	(In thousands)
Three Months Ended September 30, 2006:
Net sales	$139,041	$10,143	—	$149,184
Operating earnings	9,141	32	—	9,173
Depreciation and amortization	821	35	—	856

Three Months Ended September 30, 2005:
Net sales	$121,758	$13,756	$14,351	$149,865
Intersegment sales	296	—	9,932	10,228
Operating earnings (loss)	1,387	623	(5,318)	(3,308)
Depreciation and amortization	297	—	2,135	2,432

Nine Months Ended September 30, 2006:
Net sales	$329,522	$28,163	—	$357,685
Operating earnings (loss)	2,770	(3,488)	—	(718)
Depreciation and amortization	2,427	45	—	2,472

Nine Months Ended September 30, 2005:
Net sales	$327,483	$37,371	$43,240	$408,094
Intersegment sales	2,075	—	37,475	39,550
Operating (loss) earnings	(23,435)	447	(13,870)	(36,858)
Depreciation and amortization	1,809	1	4,719	6,529
     The following table sets forth the reconciliation to consolidated total assets as of:

	September 30,	December 31,
	2006	2005
	(In thousands)
Total assets:
Total assets from reportable segments	$284,002	$275,584
All other	23,923	21,698

Consolidated total assets	$307,925	$297,282

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued
     The following table sets forth the reconciliation to consolidated amounts for net sales, operating loss and depreciation and amortization for:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
		(In thousands)
Net Sales:
Total net sales for reportable segments	$149,184	$149,865	$357,685	$408,094
Eliminations of intersegment sales	—	(10,228)	—	(39,550)

Consolidated net sales	$149,184	$139,637	$357,685	$368,544

Operating loss:
Total operating income (loss) from reportable segments	$9,173	$(3,308)	$(718)	$(36,858)
Unallocated amounts:
Shared services and all other	(1,114)	(579)	(3,431)	(2,895)

Consolidated operating income (loss)	$8,059	$(3,887)	$(4,149)	$(39,753)

Depreciation and amortization:
Total depreciation and amortization from reportable segments	$856	$2,432	$2,472	$6,529
Shared services and all other	1,005	2,102	3,178	5,772

Consolidated depreciation and amortization	$1,861	$4,534	$5,650	$12,301

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

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	As of September 30, 2006
			(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$797	$4,680	$—	$5,477
Accounts and other receivables, net	(14)	87,161	40,535	—	127,682
Receivables from affiliates	(22,904)	55,287	(22,655)	(9,728)	—
Inventories	—	97,903	32,885	513	131,301
Future income tax benefits	—	142	(80)	1,225	1,287
Other current assets	—	3,852	8,629	—	12,481

Total current assets	(22,918)	245,142	63,994	(7,990)	278,228
Investment in subsidiaries	237,417	784	29,232	(267,433)	—
Property, plant and equipment, net	—	14,522	1,959	—	16,481
Future income tax benefits, non current	—	6,179	4,470	(1,558)	9,091
Other assets	—	19,308	27,208	(42,391)	4,125

Total assets	$214,499	$285,935	$126,863	$(319,372)	$307,925

Accounts payable and accrued expenses	$285	$61,507	$28,964	$—	$90,756
Short-term debt	87,205	—	—	—	87,205
Deferred rent	—	707	156	—	863
Current taxes payable	—	517	3,934	482	4,933

Total current liabilities	87,490	62,731	33,054	482	183,757
Long-term debt	75,749	66,385	12,916	(79,300)	75,750
Future income tax liabilities	—	—	(42)	42	—
Other long-term liabilities	—	337	—	—	337

Total liabilities	163,239	129,453	45,928	(78,776)	259,844
Shareholders’ equity	51,260	156,482	80,935	(240,596)	48,081

Total liabilities and shareholders’ equity	$214,499	$285,935	$126,863	$(319,372)	$307,925

	Three Months Ended September 30, 2006
Statement of Operations:
Net sales	$—	$107,988	$41,196	$—	$149,184
Cost of goods sold	—	73,529	28,431	—	101,960

Gross profit	—	34,459	12,765	—	47,224
Operating expenses	129	29,483	9,553	—	39,165

Operating (loss) profit	(129)	4,976	3,212	—	8,059
Other (income) expense, net	—	3,513	(267)	—	3,246

(Loss) earnings before equity in net earnings of subsidiaries and income taxes	(129)	1,463	3,479	—	4,813
Equity in net earnings (loss) of subsidiaries	3,501	—	—	(3,501)	—
Income tax provision	—	65	1,375	267	1,707

Net earnings	$3,372	$1,398	$2,104	$(3,768)	$3,106

	Nine Months Ended September 30, 2006
Statement of Operations:
Net sales	$—	$260,888	$96,797	$—	$357,685
Cost of goods sold	—	184,748	70,093	—	254,841

Gross profit	—	76,140	26,704	—	102,844
Operating expenses	700	82,371	23,922	—	106,993

Operating (loss) profit	(700)	(6,231)	2,782	—	(4,149)
Other (income) expense, net	—	9,047	(572)	(19)	8,456

(Loss) earnings before equity in net earnings of subsidiaries and income taxes	(700)	(15,278)	3,354	19	(12,605)
Equity in net loss of subsidiaries	(14,665)	—	—	14,665	—
Income tax provision	—	218	2,523	482	3,223

Net (loss) earnings	$(15,365)	$(15,496)	$831	$14,202	$(15,828)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	Nine Months Ended September 30, 2006
Cash Flow Information:
Net cash provided by (used in) operating activities	$(15,676)	$(21,128)	$(12,931)	$30,620	$(19,115)
Net cash provided by (used in) investing activities	(6,088)	(5,989)	12,956	(560)	319
Net cash provided by (used in) financing activities	21,154	27,286	819	(30,060)	19,199
Effect of exchange rate changes on cash	610	—	—	—	610
Cash at beginning of period	—	628	3,836	—	4,464
Cash at end of period	$—	$797	$4,680	$—	$5,477

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	As of December 31, 2005
	(In thousands)
Balance Sheet:
Cash and cash equivalents	$—	$628	$3,836	$—	$4,464
Accounts and other receivables, net	—	101,841	38,638	—	140,479
Receivables from affiliates	(43,473)	79,638	(10,418)	(25,747)	—
Inventories	—	78,508	23,130	—	101,638
Future income tax benefits	—	1,357	(108)	—	1,249
Other current assets	—	3,321	11,477	—	14,798

Total current assets	(43,473)	265,293	66,555	(25,747)	262,628
Investment in subsidiaries	251,898	783	29,232	(281,913)	—
Property, plant and equipment, net	—	17,420	2,295	—	19,715
Long-term future income tax benefits	—	6,472	2,713	—	9,185
Intangibles and other assets, net	—	19,738	11,635	(25,619)	5,754

Total assets	$208,425	$309,706	$112,430	$(333,279)	$297,282

Accounts payable and accrued expenses	$—	$65,023	$18,693	$—	$83,716
Short-term debt	69,524	—	—	—	69,524
Deferred rent	—	734	185	—	919
Current taxes payable	—	515	3,232	—	3,747

Total current liabilities	69,524	66,272	22,110	—	157,906
Long-term debt	75,750	69,100	12,281	(81,381)	75,750
Future income tax liabilities	—	1,882	(1,882)	—	—
Other long-term liabilities	—	475	—	—	475

Total liabilities	145,274	137,729	32,509	(81,381)	234,131
Shareholders’ equity	63,151	171,977	79,921	(251,898)	63,151

Total liabilities and shareholders’ equity	$208,425	$309,706	$112,430	$(333,279)	$297,282

	Three Months Ended September 30, 2005
Statement of Operations:
Net sales	$—	$105,543	$44,322	$(10,228)	$139,637
Cost of sales	—	74,552	41,667	(10,228)	105,991

Gross profit	—	30,991	2,655	—	33,646
Operating expenses	—	30,827	6,706	—	37,533

Operating loss	—	164	(4,051)	—	(3,887)
Other expense (income), net	19	2,057	(36)	—	2,040

Loss before equity in net earnings of subsidiaries and income taxes	(19)	(1,893)	(4,015)	—	(5,927)
Equity in net earnings (loss) of subsidiaries	(8,160)	—	—	8,160	—
Income tax (benefit) provision	—	(507)	2,759	—	2,252

Net loss	$(8,179)	$(1,386)	$(6,774)	$8,160	$(8,179)

	Nine Months Ended September 30, 2005
Statement of Operations:
Net sales	$—	$278,653	$129,441	$(39,550)	$368,544
Cost of goods sold	—	210,171	122,590	(39,550)	293,211

Gross profit	—	68,482	6,851	—	75,333
Operating expenses	—	95,688	19,398	—	115,086

Operating loss	—	(27,206)	(12,547)	—	(39,753)
Other (income) expense, net	48	6,592	(307)	—	6,333

Loss before equity in net earnings of subsidiaries and income taxes	(48)	(33,798)	(12,240)	—	(46,086)
Equity in net loss of subsidiaries	(49,588)	—	—	49,588	—
Income tax provision	—	275	3,275	—	3,550

Net loss	$(49,636)	$(34,073)	$(15,515)	$49,588	$(49,636)

Applica Incorporated and Subsidiaries
Notes to Consolidated Financial Statements — Continued

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	Nine Months Ended September 30, 2005
Cash Flow Information:
Net cash provided by (used in) operating activities	$(43,341)	$(11,735)	$2,762	$50,854	$(1,460)
Net cash provided by (used in) investing activities	44,431	(33,669)	(3,212)	(7,454)	96
Net cash provided by (used in) financing activities	(655)	44,207	(3,432)	(43,400)	(3,280)
Effect of exchange rate changes on cash	(435)	—	—	—	(435)
Cash at beginning of period	—	2,163	8,300	—	10,463
Cash at end of period	$—	$966	$4,418	$—	$5,384
11. SUBSEQUENT EVENTS
Proposed Merger
     On October 19, 2006, Applica entered into a merger agreement with affiliates of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, “Harbinger Capital Partners”) under which Harbinger Capital Partners will acquire all outstanding shares of Applica that it does not currently own for $6 per share in cash. Harbinger Capital Partners is Applica’s largest shareholder, with ownership of an aggregate of 9,830,800 shares or approximately 40% of the common stock of Applica, although some or all of Harbinger Capital Partners’ shares may be subject to voting restrictions pursuant to the Florida Control Share Act.
     The terms of the merger agreement with Harbinger Capital Partners include customary representations and warranties by each of the parties, as well as certain restrictions and limitations on future transactions of Applica prior to the closing of the merger, including acquisitions, dispositions, additional borrowings, issuance of equity and changes in employee benefit plans. The transaction is not subject to any financing condition. The merger is subject to approval by Applica’s shareholders and to other customary closing conditions, including receipt of regulatory approvals and the absence of legal impediments prohibiting the merger.
     The merger agreement contains certain termination rights for Applica. If the merger agreement is terminated as the result of a superior offer, Applica may be required to pay Harbinger Capital Partners a termination fee of $4.0 million, plus up to $2.0 million of reasonable documented, third party, out-of-pocket expenses.
     The signing of the merger agreement followed the determination by Applica’s Board of Directors that the Harbinger Capital Partners offer was superior to the terms of Applica’s previous merger agreement with NACCO Industries, Inc. (“NACCO”) and HB-PS Holding Company, Inc., a wholly owned subsidiary of NACCO. Applica has terminated such merger agreement in accordance with its terms. In connection with the termination, in October 2006, Applica paid NACCO a termination fee of $4.0 million, plus $2.0 million for third party, out-of-pocket expenses, which must be reasonably documented by NACCO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     As used in this Quarterly Report on Form 10-Q, “we,” “our,” “us,” the “Company” and “Applica” refer to Applica Incorporated and its subsidiaries, unless the context otherwise requires.
     The following discussion and analysis and the related financial data present a review of our consolidated operating results and financial condition for the three-month and nine-month periods ended September 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
General
     We are a marketer and distributor of a broad range of branded small household appliances. We market and distribute kitchen products, home products, pest control products, pet care products and personal care products. We market products under licensed brand names, such as Black & Decker®, and our own brand names, such as Windmere®, LitterMaid®, Belson® and Applica®. Our customers include mass merchandisers, specialty retailers and appliance distributors primarily in North America, Latin America and the Caribbean.
     As of September 30, 2006, we managed our operations through two business segments: Household Products and Professional Personal Care Products. Through October 2005, we managed our operations through three business segments: Household Products, Professional Personal Care Products and Manufacturing. The Manufacturing segment ceased operations in October 2005.
Proposed Merger
     On October 19, 2006, we entered into a merger agreement with affiliates of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (together, “Harbinger Capital Partners”) under which Harbinger Capital Partners will acquire all outstanding shares of Applica that it does not currently own for $6 per share in cash. Harbinger Capital Partners is our largest shareholder, with ownership of an aggregate of 9,830,800 shares or approximately 40% of our common stock, although some or all of Harbinger Capital Partners’ shares may be subject to voting restrictions pursuant to the Florida Control Share Act.
     The terms of the merger agreement with Harbinger Capital Partners include customary representations and warranties by each of the parties, as well as certain restrictions and limitations on future transactions by us prior to the closing of the merger, including acquisitions, dispositions, additional borrowings, issuance of equity and changes in employee benefit plans. The transaction is not subject to any financing condition.
     The merger is subject to approval by our shareholders and to other customary closing conditions, including:
•	receipt of regulatory approvals;

•	the absence of legal impediments prohibiting the transactions; and

•	the parties’ performance of their respective covenants.
     The merger agreement contains certain termination rights for us. If the merger agreement is terminated as the result of a superior offer, we may be required to pay Harbinger Capital Partners a termination fee of $4.0 million, plus up to $2.0 million of reasonable documented, third party, out-of-pocket expenses.
     The signing of the merger agreement followed the determination by our Board of Directors that the Harbinger Capital Partners offer was superior to the terms of the previous merger agreement with NACCO Industries, Inc. (“NACCO”) and HB-PS Holding Company, Inc., a wholly owned subsidiary of NACCO. We have terminated such merger agreement in accordance with its terms. In connection with the termination, in October 2006, we paid to NACCO a termination fee of $4.0 million, plus $2.0 million for third party, out-of-pocket expenses, which must be reasonably documented by NACCO. The expense will be recorded in the fourth quarter of 2006.

     We believe that we complied in full with the applicable provisions of the NACCO merger agreement, including those related to the termination. Nevertheless, NACCO has informed us that it has deposited the $6 million we paid to them in a segregated account while it evaluates our compliance with the termination provisions. In addition, we have informed NACCO that we are evaluating the reasonableness of the $2.0 million in third-party, out-of-pocket expenses claimed by NACCO. We have requested additional documentation concerning such expenses and we continue to reserve all rights available to us concerning such expenses.
Mexican Manufacturing Facility
     In August 2006, we entered into a non-binding letter of intent with an unrelated third party to sell the land and building housing our factory in Mexico. The land and building were classified as an asset held for sale and included in prepaid expenses and other in the accompanying consolidated balance sheets at its net realizable value.
Elec-Tech International (H.K.) Company, Ltd.
     We entered into a supply agreement with Elec-Tech International (H.K.) Company, Ltd in July 2004. Elec-Tech accounted for approximately 35% of our total purchases in 2005. The supply agreement was terminated by us in December 2005 as the result of material breaches by Elec-Tech, most of which were corrected after the termination date. Effective December 1, 2005, our accounts payable terms with Elec-Tech changed from 60 days from invoice date to 30 days from invoice date. We are still in negotiations regarding new business terms with Elec-Tech and expect to continue to purchase a significant amount of products from such supplier. However, no formal agreement has been reached. We believe that we may be able to reach agreement with Elec-Tech on acceptable terms, but if we are unable to do so, product shipments could be interrupted or Elec-tech could require shorter credit terms from us. We believe that the products currently made by Elec-Tech are available from other suppliers on similar terms, although the transition of a significant amount of production would involve risk.
Fluctuation of Chinese Currency
     In July 2005, China ended its peg to the dollar and allowed the renminbi to fluctuate versus a basket of currencies. Immediately, the new renminbi rate revalued the currency by 2.1% to 8.11 to the dollar. At November 1, 2006 the renminbi rate was 7.87 to the dollar. Because a substantial number of our products are imported from China, the floating currency could result in significant fluctuations in our product costs and could have a material effect on our business.
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
     You should carefully consider the following risk factors, together with the other information contained in our annual report on Form 10-K for the year ended December 31, 2005 in evaluating us and our business before making an investment decision regarding our securities:
Merger-Related Risk Factors
•	We may not be able to obtain governmental approvals of the proposed merger with the affiliates of Harbinger Capital Partners on the proposed terms and schedule.

•	We may not be able to obtain approval of the merger from our shareholders or the merger may not close for other reasons.

•	There may be significant disruption from the merger making it more difficult to maintain relationships with customers, employees or suppliers.

•	An event, change or circumstance may occur that could give rise to the termination of the merger agreement, including a termination under circumstances that could require us to pay a termination fee to Harbinger in the amount of $4.0 million plus up to $2.0 million of reasonable documented, third party, out of pocket expenses.

•	We may incur a significant amount of costs, fees, expenses and charges related to the merger.

•	If the merger does not close in a timely manner or at all, it may adversely affect our business and the price of our common stock.

•	There may be potential adverse effects on our business, properties and operations because of certain covenants we agreed to in the merger agreement.

•	We may be subject to claims or litigation related to or in connection with our entering into the merger agreement or the merger, including claims by NACCO and HB-PS Holding Company, Inc. related to the termination of their merger agreement with us.
Operational and Other Risk Factors
•	We purchase a large number of products from one supplier. Production-related risks, interruption of product shipments or demand for shorter credit terms from this supplier could jeopardize our ability to realize anticipated sales and profits.

•	We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success.

•	The New York Stock Exchange has notified us that we are not in compliance with its continued listing criteria. If we are delisted by the NYSE, the price and liquidity of our common stock will be negatively affected.

•	We may incur significant damages and expenses due to the purported class action complaints that were filed against us and certain of our officers.

•	The rescission offer related to our 401(k) plan may not bar claims relating to our non-compliance with securities laws or any other applicable law, and we may potentially be liable for further rescission or damages.

•	We depend on third party suppliers for the manufacturing of all of our products which subjects us to additional risks.

•	Our business involves the potential for product recalls and product liability claims against us.

•	The failure of our business strategy could have a material adverse effect on our business.

•	Our business could be adversely affected by fluctuation of the Chinese currency.

•	We depend on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on our business.

•	Increases in costs of products will reduce our profitability.

•	Our business is very sensitive to the strength of the U.S. retail market and weakness in this market could adversely affect our business.

•	Our business could be adversely affected by currency fluctuations in our international operations.

•	Our business can be adversely affected by newly acquired businesses or product lines.

•	Our future success requires us to develop new and innovative products on a consistent basis in order to increase revenues and we may not be able to do so.

•	The bankruptcy or financial difficulty of any major customer or fluctuations in the financial condition of the retail industry could adversely affect our business.

•	Our business could be adversely affected by retailer inventory management.

•	Our business could be adversely affected by changes in trade relations with China.

•	If we are unable to renew the Black & Decker® trademark license agreement, our business could be adversely affected.

•	The infringement or loss of our proprietary rights could have an adverse effect on our business.

•	Our operating results are affected by seasonality.

•	We compete with other large companies that produce similar products.

•	Our debt agreements contain covenants that restrict our ability to take certain actions.

•	Government regulations could adversely impact our operations.
     Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. You are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the filing of this Quarterly Report on Form 10-Q.

Results of Operations
Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005
     Net Sales. Consolidated net sales for the three months ended September 30, 2006 increased by $9.6 million to $149.2 million, an increase of 6.8% from the third quarter of 2005.
     Sales for the Household Product segment, net of inter-segment sales in 2005, increased $17.5 million to $139.0 million. For the quarter ended September 30, 2006:
•	sales of Black & Decker® branded products increased by $16.5 million to $124.0 million;

•	sales of Littermaid® branded products increased by $4.0 million to $12.6 million; and

•	sales of other branded products decreased by $3.0 million to $2.4 million.
The increase in sales of Black & Decker® branded products was driven by increased sales in the Canadian and Latin American marketplaces. Sales of Black & Decker® branded products were relatively flat in the U.S. marketplace compared to the 2005 period despite our decision to exit products that did not meet our profitability threshold as part of our product and customer profitability review. We expect sales of Black & Decker® branded products to be lower in the fourth quarter of 2006 compared to the same period in 2005.
     The increase in sales of Littermaid® branded products for the third quarter of 2006 compared to the same period in 2005 was attributable to the launch of our next generation of automatic litter boxes. We expect that sales of Littermaid® branded products in the fourth quarter of 2006 to be lower compared with the same period in 2005.
     Sales for the Professional Personal Care segment decreased by $3.5 million to $10.2 million for the third quarter of 2006 compared to the same period in 2005. The decrease was primarily attributable to decreased sales to our two biggest customers in this segment. We expect sales for the Professional Personal Care segment to be significantly lower in 2006 compared to 2005.
     Sales for the Manufacturing segment were $14.4 million in the third quarter of 2005. During the third quarter of 2005, intersegment sales for the Manufacturing segment were $9.9 million and contract manufacturing sales were $4.4 million. Manufacturing operations ceased in October 2005.
     Gross Profit. Our gross profit margin increased to 31.7% for the three months ended September 30, 2006 as compared to 24.1% for the same period in 2005. Gross profit margin in the third quarter of 2006 was positively impacted by improvements in product mix, partially offset by the decrease in margins attributable to the movement of certain customers to freight collect programs, which started in the second quarter. Additionally, margins were positively impacted by lower product warranty returns and related expenses.
     Gross profits for the third quarter of 2005 were negatively impacted by:
•	restructuring charges of $4.8 million relating to the downsizing and decision to close our manufacturing operations in Mexico; and

•	higher product warranty returns and related expenses of $0.7 million primarily related to our transition from manufacturing to sourcing.
     Operating Expenses. Operating expenses increased by $1.6 million, or 4.3%, to $39.2 million for the three months ended September 30, 2006 compared to the same period in 2005. As a percentage of sales, operating expenses decreased slightly to 26.3% in the third quarter of 2006 compared to 26.9% in the 2005 period. The increase in operating expenses was primarily attributable to approximately $1.8 million in transaction-related expenses recorded in the quarter ended September 30, 2006 related to the proposed merger with NACCO and HB-PS Holding Company, Inc., a wholly owned subsidiary of NACCO. The merger agreement was terminated in October 2006.

     Additionally, the following expenses decreased in the third quarter of 2006 as compared to the same period in 2005:
•	freight and handling expenses decreased by $1.3 million primarily as a result of the movement of certain customers to freight collect programs;

•	employee compensation decreased by $0.8 million due to lower average headcount; and

•	other operating expenses decreased by $0.7 million primarily attributable to cost cutting initiatives.
     The above decreases were offset by an increase of $1.0 million in promotion and advertising expenses, primarily attributable to the introduction of our Infrawave® Speed Oven through infomercials. We expect higher promotion and advertising expenses in the fourth quarter of 2006, as compared to the same period in 2005, as we continue the introduction of new products through infomercials.
     In connection with the termination of the proposed merger with NACCO and HB-PS Holding Company, Inc., in October 2006, we paid to NACCO a termination fee of $4.0 million, plus $2.0 million of third party, out-of-pocket expenses. The expense will be recorded in the fourth quarter of 2006.
     Stock-Based Compensation Expense. SFAS 123R was adopted on January 1, 2006, which now requires, among other items, the recognition of stock-based compensation expense in our results of operations. We elected the modified prospective transition method; therefore, we did not restate prior period results. Stock-based compensation expense was $0.1 million during the three months ended September 30, 2006. Stock-based compensation expense is expected to total approximately $0.5 million for the full year of 2006, assuming no additional grants of stock-based compensation awards.
     Refer to Note 1 to our unaudited consolidated financial statements for more information on stock-based compensation.
     Interest Expense. Interest expense increased $0.5 million, or 16.7%, to $3.4 million for the three months ended September 30, 2006, as compared to $2.9 million for the third quarter of 2005. The increase was the result of higher average interest rates and higher average debt levels.
     Taxes. Our tax provision is based on an estimated annual aggregation of the taxes on earnings of each of our foreign and domestic operations. For the third quarter of 2006, we had an effective tax rate of 41% before valuation allowances on deferred tax assets, as compared to 50% for the third quarter of 2005 before valuation allowances on deferred tax assets.
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
     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at September 30, 2006, we concluded that it was appropriate not to record additional valuation allowances for the third quarter of 2006 primarily as a result of the income recognized in the U.S. We expect to realize the benefits of the remaining net deferred tax assets of approximately $10.4 million as of September 30, 2006, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other foreign operations.
     Earnings Per Share. Weighted average basic shares for the three-month period ended September 30, 2006 were 24,600,906. Weighted average basic shares for the three-month period ended September 30, 2005 were 24,163,766. Included in diluted shares for the three-month period ended September 30, 2006 were common stock equivalents relating to options to purchase 872,800 share of common stock with exercise prices ranging from $1.62 to $4.90. All common stock equivalents were excluded from the diluted per share calculations in the three-month period ended September 30, 2005 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the three-month period ended September 30, 2005 were options to purchase 2,701,405 shares of common stock with exercise prices ranging from $2.53 to $31.69.
Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005
     Net Sales. Consolidated net sales for the nine month period ended September 30, 2006 decreased by $10.8 million to $357.7 million, a decrease of 2.9% from the comparable period in 2005.
     Sales for the Household Product segment, net of intersegment sales in 2005, increased $4.1 million to $329.5 million. For the nine month period ended September 30, 2006:
•	sales of Black & Decker® branded products increased $10.8 million to $292.3 million;

•	sales of Littermaid® branded products increase by $1.7 million to $28.7 million; and

•	sales of other branded products decreased by $8.4 million to $8.5 million.
The increase in Black & Decker® sales in the nine month period ended September 30, 2006 compared to the same period in 2005 was primarily attributable to growth in the Canadian and Latin American marketplaces, partially offset by decrease in sales of Black & Decker® branded products in the U.S. marketplace primarily resulting from our decision to exit products that did not meet our profitability threshold as part of our product and customer profitability review. We expect sales of Black & Decker® branded products to be lower in the fourth quarter of 2006 compared to the same period in 2005.
     The increase in sales of Littermaid® branded products for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily attributable to the launch of our next generation of automatic litter boxes. We expect that sales of Littermaid® branded products in the fourth quarter of 2006 to be lower compared with the same period in 2005.
     Sales for the Professional Personal Care segment decreased by $9.1 million to $28.2 million for the nine month period ended September 30, 2006 compared to the comparable period in 2005. The decrease is primarily attributable to a decrease in sales to our two biggest customers in this segment. We expect sales for the Professional Personal Care segment to be significantly lower in 2006 compared to 2005.
     Sales for the Manufacturing segment were $43.2 million in the nine month period ended September 30, 2005. During the nine month period in 2005, intersegment sales for the Manufacturing segment were $37.5 million and contract manufacturing sales were $5.8 million. Manufacturing operations ceased in October 2005.
     Gross Profit. Our gross profit margin increased to 28.8% for the nine months ended September 30, 2006 as compared to 20.4% for the same period in 2005. The gross profit margin in the nine month period ended September 30, 2006 was positively impacted by improvements in product mix, which more than offset the decrease in margins attributable to the movement of certain customers to freight collect programs that were started in the second quarter of 2006. Additionally, margins were positively impacted by improvements in product warranty returns and related expenses. Gross profit for the nine month period in 2006 was negatively impacted by:
•	$3.4 million net impact for the product recall reported in the first quarter of 2006; and

•	the sale of inventory that included capitalized losses of $2.9 million related to the closure of the manufacturing facility in Mexico.
Gross profit for the nine month period in 2005 was negatively impacted by:
•	restructuring charges at our manufacturing operations in Mexico of $12.8 million;

•	inventory write-downs of $12.8 million related to an adjustment to net realizable value of two products; and

•	higher product warranty returns and related expenses of $5.2 million.
     Operating Expenses. Operating expenses decreased $8.1 million, or 7.0%, for the nine month period ended September 30, 2006 to $107.0 million compared to the same period in 2005. These expenses decreased as a percentage of sales to 29.9% in 2006 from 31.2% in the 2005 period primarily as the result of cost cutting initiatives. The following expenses decreased in the nine month period in 2006 compared to the same period in 2005:
•	employee compensation decreased by $4.1 million due to lower average headcount;

•	freight and handling expenses decreased by $2.4 million primarily as a result of lower sales and the movement of certain customers to freight collect programs;

•	occupancy costs decreased by $1.7 million due to lower rent and repairs and maintenance;

•	amortization expenses decreased by $1.6 million primarily related to the write-off of the Tide™ Buzz™ license in the second quarter of 2005; and

•	other operating expenses decreased by $1.7 million primarily attributable to cost cutting initiatives.
     The decreases were offset by:
•	an increase in professional services expenses of $1.4 million (includes costs of $1.8 million related to the proposed merger with NACCO and HB-PS Holding Company, Inc., and consulting fees of $1.8 million paid to Alvarez & Marsal, LLP); and

•	an increase of $2.0 million in promotion and advertising expenses primarily attributable to the introduction of our Infrawave® Speed Oven through infomercials.
     We expect higher promotion and advertising expenses in the fourth quarter of 2006, as compared to the same period in 2005, as we continue the introduction of new products through infomercials.
     Additionally, operating expenses in the nine month period ended September 30, 2006 included $0.6 million in administrative expenses related to the closure of the Mexican manufacturing facility.
     In connection with the termination of the proposed merger with NACCO and HB-PS Holding Company, Inc., in October 2006, we paid to NACCO a termination fee of $4.0 million, plus $2.0 million of third party, out-of-pocket expenses. The expense will be recorded in the fourth quarter of 2006.
     Stock-Based Compensation Expense. SFAS 123R was adopted on January 1, 2006, which now requires, among other items, the recognition of stock option expense in our results of operations. We elected the modified prospective transition method; therefore, we did not restate prior period results. Stock-based compensation expense was $0.4 million during the nine months ended September 30, 2006. Stock-based compensation expense is expected to total approximately $0.5 million for the full year of 2006, assuming no additional grants of stock-based compensation awards.
     Refer to Note 1 to our unaudited consolidated financial statements for more information on stock-based compensation.
     Interest Expense. Interest expense increased by $0.8 million, or 10.8%, to $8.8 million for the nine month period ended September 30, 2006, as compared to $8.0 million for the same period in 2005. The increase was the result of higher interest rates despite lower average debt levels.

     Taxes. Our tax expense is based on an estimated annual aggregation of the taxes on earnings of each of its foreign and domestic operations. For the nine months ended 2006, we applied an effective tax rate of 25% on its losses from operations before additional valuation allowances. The effective tax rate for the nine months ended 2005 was 30% before additional valuation allowances.
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
     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at September 30, 2006, we concluded that it was appropriate to record valuation allowances of $6.3 million for the nine months ended 2006. We expect to realize the benefits of the remaining net deferred tax assets of approximately $10.4 million as of September 30, 2006, primarily from identified tax planning strategies in the U.S. and Argentina, as well as projected taxable income from other countries.
     The increase in the valuation allowance in the nine months ended 2006 primarily results from losses in the U.S. operations that resulted in a tax benefit of $6.0 million. We expect to continue to maintain a valuation allowance on future tax benefits, primarily in the U.S. until an appropriate level of profitability is reached or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realized.
     No tax provision is made for the undistributed earnings of the foreign subsidiaries that we expect will be permanently reinvested in its operations outside the United States.
     Earnings Per Share. Weighted average basic shares for the nine months ended September 30, 2006 were 24,387,417. Weighted average basic shares for the nine months ended September 30, 2005 were 24,146,599. All common stock equivalents have been excluded from the diluted per share calculations in the nine-month period ended September 30, 2006 and 2005 because their inclusion would have been anti-dilutive. Potential common stock equivalents for the nine-month period ended September 30, 2006 and 2005 were options to purchase 1,245,404 and 2,542,096 shares of common stock, respectively, with exercise prices ranging from $1.62 to $31.69.

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
     Advances under the credit facility are governed by our collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the amended facility, if we do not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, we must maintain a minimum daily availability under the borrowing base of $10 million and a minimum average monthly availability of $13 million. If we maintain fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block. As of September 30, 2006, our fixed charge coverage ratio was less than 1.0 to 1.0. Factors impacting our ability to maintain that availability include our ability to:
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
     As of September 30, 2006, we were borrowing approximately $87.2 million under the senior credit facility and had approximately $36.6 million available for future cash borrowings. However, at September 30, 2006, our fixed charge coverage ratio was less than 1.0 to 1.0 and we were subject to a $10 million daily block.
     Operating Activities. For the nine months ended September 30, 2006, our operations used cash of $19.1 million, compared with $1.5 million for same period in 2005. The increase in the use of cash to fund operations was primarily attributable to a higher working capital requirement in 2006 as compared to the 2005 period because:
•	collection of accounts receivables in the 2005 period was significantly higher due to higher sales in the fourth quarter of 2004 as compared to the fourth quarter of 2005, which collections partially funded the capital requirements in the 2005 period as compared to 2006;

•	we pre-built significant inventory in anticipation of the sale of our Hong Kong-based manufacturing operation, which was still on hand as of December 31, 2004 and was sold through in 2005; and

•	we had shorter terms with significant suppliers in 2006.
     As part of our capital management, we review certain working capital metrics. For example, we evaluate our accounts receivable and inventory levels through the computation of days sales outstanding and days in inventory.
     Investing Activities. For the nine months ended September 30, 2006, investing activities generated cash of $0.3 million compared to $0.1 million of cash generated in the nine months ended September 30, 2005. The increase in cash flows from investing activities was primarily the result of $1.5 million in proceeds received in 2006 from the sale of assets related to the closure of our manufacturing operations in Mexico, which ceased in October 2005.

Additionally, we had higher capital expenditures in the first quarter 2005 that were primarily related to the implementation of our enterprise resource planning (ERP) system, which was placed into service in April 2005. In the 2005 period we had positive cash flow from investing activities as the result of the collection of a $3.1 million receivable from a former officer.
     Capital expenditures for the full year 2006 are expected to be approximately $2.0 million and will consist of the following:
•	$1.3 million for tooling for new products;

•	$0.5 million for computer and information technology systems; and

•	$0.2 million for other improvements.
     We plan to fund such capital expenditures with cash flow from operations and, if necessary, borrowings under our senior credit facility.
     Financing Activities. Net cash provided by financing activities was $19.2 million in the nine months ended September 30, 2006, compared to cash used of $3.3 million in the nine months ended September 30, 2005 as a result of additional borrowings under our lines of credit in 2006, as compared to the 2005 period, to fund our working capital requirements.
Capital Resources
     Our primary sources of short-term capital are our cash flow from operations and borrowings under the senior credit facility. Our credit facility is a $125 million asset-based senior secured revolving credit facility maturing in November 2009.
     At our option, interest accrues on the loans made under the senior credit facility at either:
•	LIBOR, plus a specified margin (determined by our fixed charge coverage ratio and set at 1.50% on September 30, 2006 and at 1.50% on November 1, 2006), which was 6.82% at September 30, 2006 and 6.82% at November 1, 2006; or

•	the Base Rate (Bank of America’s prime rate), plus a specified margin (based upon our fixed charge coverage ratio, and was zero at September 30, 2006 and November 1, 2006), which was 8.25% at September 30, 2006 and 8.25% at November 1, 2006.
Swing loans up to $15.0 million bear interest at the Base Rate plus a specified margin (determined based upon our average quarterly availability and was zero at September 30, 2006 and November 1, 2006), which was 8.25% at September 30, 2006 and 8.25% at November 1, 2006.
     Management expects LIBOR borrowing margins under the senior credit facility to remain at between 1.50% and 1.75% from October 1, 2006 through December 31, 2006. Management expects Base Rate borrowing margins under the senior credit facility to remain at zero through December 31, 2006.
     Advances under the credit facility are governed by our collateral value, which is based upon percentages of eligible accounts receivable and inventories. Under the credit facility, if we do not maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, we must maintain a minimum daily availability under the borrowing base of $10 million and a minimum average monthly availability of $13 million. If we maintain a fixed charge coverage ratio of greater than 1.0 to 1.0, there is no availability requirement and no availability block. As of September 30, 2006, our fixed charge coverage ratio was less than 1.0 to 1.0.
     As of September 30, 2006, we were borrowing approximately $87.2 million under our senior credit facility and had approximately $36.6 million available for future cash borrowings; provided however, during the time in which our fixed charge coverage ratio is less than 1.0 to 1.0, we are subject to a $10 million daily block. There were $1.2 million in letters of credit outstanding under the credit facility at September 30, 2006. As of November 1, 2006, we were borrowing approximately $100.2 million under the facility and had approximately $23.7 million available for future cash borrowings. There were $1.2 million in letters of credit outstanding under the credit facility at November 1, 2006.
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
     We also have outstanding senior subordinated notes bearing interest at a rate of 10%, payable semiannually, and maturing in July 2008. The notes are general unsecured obligations of Applica Incorporated and rank subordinate in right of payment to all of our senior debt and rank pari passu in right of payment to all or our future subordinated indebtedness. The notes may be redeemed at our option, in whole or in part, at par value. As of September 30, 2006 and November 1, 2006, the outstanding principal balance was $55.8 million.
     We have a $20 million term loan due November 2009. The term loan is secured by a lien on our assets, which is subordinate to our senior revolving credit facility. The term loan bears interest at the three-month LIBOR rate plus 625 basis points, which was set at 11.65% at September 30, 2006 and 11.62% at November 1, 2006. The term loan matures in November 2009 and requires no principal payments until such time. As of September 30, 2006 and November 1, 2006, the outstanding principal balance was $20 million.
     At September 30, 2006, debt as a percent of total capitalization was 77.2%, as compared to 70.4% at September 30, 2005.
     Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures, and marketing expenses will depend on our future financial performance. Based upon the current level of operations and cash flow from operations, we believe that we have adequate capital resources to service our debt and fund our liquidity needs for the next year. However, the current level of operations may deteriorate, our business may not generate sufficient cash flow from operations, and future borrowings may not be available under the credit facility in an amount sufficient to enable us to service our indebtedness, including the outstanding 10% notes and term loan, or to fund our other liquidity needs. In addition, we may not be able to effect any needed refinancing on commercially reasonable terms or at all.
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
     SFAS No. 123R was adopted on January 1, 2006. Refer to Note 1 to our unaudited consolidated financial statements for further information. There were no other accounting policies adopted during the nine months ended September 30, 2006 that had a material effect on our financial condition and results of operations.

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
     It is our policy to enter into interest rate risk management transactions only to the extent considered necessary to meet our objectives as set forth above. We do not enter into interest rate risk management transactions for speculative purposes. As of September 30, 2006, there were no outstanding interest rate management contracts.
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
     It is our policy to enter into foreign currency transactions only to the extent considered necessary to meet our objectives as set forth above. We do not enter into foreign currency transactions for speculative purposes. As of September 30, 2006, there were no forward exchange contracts or purchased options outstanding.
Additional Information
     For additional information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision of management, including the President and Chief Executive Officer (“CEO”) and the Chief Operating Officer and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

     Since the evaluation date by our management of our internal controls over financial reporting, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Shareholder Litigation. We are a defendant in the consolidated class action complaint entitled Scott Schultz and Joseph Rothman, individually and on behalf of all others similarly situated, Plaintiffs v. Applica Incorporated, Harry D. Schulman, Terry L. Polistina and Michael Michienzi, Defendants, Case No. 06-60149-CIV-DIMITROULEAS, which was first filed in the United States District Court, Southern District of Florida, on February 3, 2006 and amended on July 10, 2006.
     The consolidated purported class action complaint was filed on behalf of purchasers of Applica Incorporated common stock during the period between November 4, 2004 and April 28, 2005. The complaint charges us and certain executive officers with violations of the Securities Exchange Act of 1934. The complaint alleges that, throughout the class period, we issued materially false and misleading statements regarding its business, operations, management and the intrinsic value of its common stock. The complaint further alleges that these statements were materially false and misleading on the asserted basis that they failed to disclose that we:
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
     The plaintiffs seek, among other relief, to be declared a class, to be awarded compensatory damages, rescission rights, unspecified damages and attorneys’ fees and costs. We and the individual defendants have moved to dismiss the consolidated complaint but no decision has been rendered by the court.
     We believe the claims are without merit. We intend to vigorously defend the lawsuit but may be unable to successfully resolve the disputes without incurring significant expenses. Due to the early stage of these proceedings, any potential loss cannot presently be determined with respect to this litigation matter, However, we believe any losses will be covered by applicable insurance coverage.
     In February 2006, the SEC requested that we voluntarily produce certain documents in connection with an informal inquiry related to these matters. We have responded to the request for documents and other information and intends to fully cooperate with the SEC in this matter.
     Product Recall. In June 2006, our U.S. operating subsidiary, Applica Consumer Products, Inc., in cooperation with the U.S. Consumer Products Safety Commission, announced a voluntary recall of approximately 410,000 units of the Black & Decker® branded TCM 800 and TCM 805 thermal coffeemakers. Our Canadian operating subsidiary, Applica Canada Corporation, also recalled approximately 40,000 units of these thermal coffeemakers in Canada. We recorded a charge to cost of goods sold of approximately $3.7 million in the first quarter of 2006 related to the recall. In the three months ended September 2006, management evaluated the adequacy of the remaining liability and reduced the liability by $0.3 million based on latest information available.
     As of November 1, 2006, no litigation had been filed in connection with property damage or bodily injury relating to the recalled product discussed above; however, several claims for minor property damages have been made. We believe that the amount of ultimate liability of these claims in excess of applicable insurance, if any, is not likely to have a material effect on its business, financial condition or results of operations. However, as the outcome of litigation is difficult to predict, significant changes in the estimated exposures could occur.

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
•	We may not be able to obtain governmental approvals of the proposed merger with the affiliates of Harbinger Capital Partners on the proposed terms and schedule.

•	We may not be able to obtain approval of the merger from our shareholders or the merger may not close for other reasons.

•	There may be significant disruption from the merger making it more difficult to maintain relationships with customers, employees or suppliers.

•	An event, change or circumstance may occur that could give rise to the termination of the merger agreement, including a termination under circumstances that could require us to pay a termination fee to Harbinger in the amount of $4.0 million plus up to $2.0 million of reasonable documented, third party, out of pocket expenses.

•	We may incur a significant amount of costs, fees, expenses and charges related to the merger.

•	If the merger does not close in a timely manner or at all, it may adversely affect our business and the price of our common stock.

•	There may be potential adverse effects on our business, properties and operations because of certain covenants we agreed to in the merger agreement.

•	We may be subject to claims or litigation related to or in connection with our entering into the merger agreement or the merger, including claims by NACCO and HB-PS Holding Company, Inc. related to the termination of their merger agreement with us.

•	The rescission offer related to our 401(k) plan may not bar claims relating to our non-compliance with securities laws or any other applicable law, and we may potentially be liable for further rescission or damages.

Item 6. Exhibits.

(a)	Exhibits:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLICA INCORPORATED (Registrant)
November 3, 2006	By:	/s/ Terry L. Polistina
Terry L. Polistina
Senior Vice President, Chief Operating Officer and Chief Financial Officer

November 3, 2006	By:	/s/ Ivan R. Habibe
Ivan R. Habibe
Vice President and Chief Accounting Officer